Form 10-Q
period 2014-07-31
HEALTHEQUITY INC
filed 2014-09-12
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number: 001-36568

HEALTHEQUITY, INC.

Delaware	7389	52-2383166
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
15 West Scenic Pointe Drive
Suite 100
Draper, Utah 84020
(877) 694-3942
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 31, 2014, there were 54,726,740 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial statements
	Condensed consolidated balance sheets as of July 31, 2014 and January 31, 2014 (unaudited)	3
	Condensed consolidated statements of operations and comprehensive income for the three and six months ended July 31, 2014 and 2013 (unaudited)	4
	Condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the six months ended July 31, 2014 (unaudited)	5
	Condensed consolidated statements of cash flows for the six months ended July 31, 2014 and 2013 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	7
Item 2.	Management's discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	30
Item 4.	Controls and procedures	30
Part II. OTHER INFORMATION
Item 1.	Legal proceedings	31
Item 1A.	Risk factors	31
Item 2.	Unregistered sales of equity securities and use of proceeds	49
Item 6.	Exhibits	49
	Signatures	49
	Exhibit index	50

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	July 31, 2014	January 31, 2014
Assets
Current assets
Cash and cash equivalents	$20,886	$13,917
Accounts receivable, net of allowance for doubtful accounts of $40 as of July 31, 2014 and January 31, 2014	6,287	5,705
Inventories	369	391
Deferred tax asset	1,544	3,080
Prepaid expenses	2,029	663
Total current assets	31,115	23,756
Deferred offering costs	1,400	—
Property and equipment, net	2,549	1,992
Intangible assets, net	26,054	24,691
Goodwill	4,651	4,651
Total assets	$65,769	$55,090
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$463	$2,368
Accrued compensation	3,006	4,134
Accrued liabilities	2,755	2,927
Series D-3 dividends payable	344	—
Total current liabilities	6,568	9,429
Long-term liabilities
Deferred rent	435	393
Series D-3 redeemable convertible preferred stock derivative liability	—	6,182
Deferred tax liability	5,389	5,078
Total long-term liabilities	5,824	11,653
Total liabilities	12,392	21,082
Commitments and contingencies (see note 5)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.0001 par value, 26,473 shares authorized; 17,349 shares issued and outstanding as of July 31, 2014 and January 31, 2014; liquidation preference of $43,806 and $43,128 as of July 31, 2014 and January 31, 2014, respectively	42,693	46,714
Stockholders’ equity (deficit)
Convertible preferred stock, $0.0001 par value, 6,738 shares authorized, 6,156 shares issued and outstanding as of July 31, 2014 and January 31, 2014; liquidation preference of $13,011 and $12,764 as of July 31, 2014 and January 31, 2014, respectively	8,129	8,129
Common stock, $0.0001 par value, 70,000 shares authorized, 11,742 and 7,038 shares issued and outstanding as of July 31, 2014 and January 31, 2014, respectively	1	1
Common stock warrants	21	2,334
Additional paid-in capital	20,301	—
Accumulated deficit	(17,768)	(23,170)
Total stockholders’ equity (deficit)	10,684	(12,706)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$65,769	$55,090
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2014	2013	2014	2013

Revenue
Account fee revenue	$10,548	$7,209	$20,936	$14,225
Custodial fee revenue	5,934	4,648	11,361	9,097
Card fee revenue	4,233	3,014	8,531	6,076
Other revenue	176	111	294	208
Total revenue	20,891	14,982	41,122	29,606

Cost of services
Account costs	6,703	4,705	13,131	9,700
Custodial costs	1,006	910	1,944	1,879
Card costs	1,412	1,009	2,817	1,983
Other costs	1	15	2	42
Total cost of services	9,122	6,639	17,894	13,604

Gross profit	11,769	8,343	23,228	16,002

Operating expenses
Sales and marketing	2,321	1,837	4,554	3,582
Technology and development	2,302	1,659	4,488	3,328
General and administrative	1,666	825	2,809	1,735
Amortization of acquired intangible assets	409	409	818	818
Total operating expenses	6,698	4,730	12,669	9,463

Income from operations	5,071	3,613	10,559	6,539

Other expense
Interest expense	—	(10)	—	(20)
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	(735)	—
Other expense, net	(39)	(30)	(131)	(103)

Total other expense	(39)	(40)	(866)	(123)

Income before income taxes	5,032	3,573	9,693	6,416

Income tax provision	2,004	1,351	3,947	2,444

Net income and comprehensive income	$3,028	$2,222	$5,746	$3,972

Net income attributable to common stockholders:
Basic	$1,565	$689	$5,457	$1,111
Diluted	$2,591	$1,834	$6,481	$2,304

Net income per share attributable to common stockholders:
Basic	$0.19	$0.12	$0.70	$0.20
Diluted	$0.06	$0.05	$0.14	$0.08

Weighted-average number of shares used in computing net income per share attributable to common stockholders:

Basic	8,135	5,566	7,757	5,529
Diluted	41,680	37,504	45,847	28,268
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) (unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Common stock warrants	Additional paid-in capital	Accumu- lated deficit	Total stock- holders' equity (deficit)
(in thousands, except exercise prices)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2014	17,349	$46,714	6,156	$8,129	7,038	$1	$2,334	$—	$(23,170)	$(12,706)
Issuance of series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	—	(344)	(344)
Issuance of common stock:
Exercise of 2,938 warrants at $0.7976 per share	—	—	—	—	2,938	—	(2,313)	4,656	—	2,343
Exercise of 1,766 options at $1.3494 per share	—	—	—	—	1,766	—	—	2,383	—	2,383
Stock-based compensation	—	—	—	—	—	—	—	468	—	468
Tax benefit on stock options exercised	—	—	—	—	—	—	—	1,856	—	1,856
Redeemable convertible preferred stock accretion	—	(4,021)	—	—	—	—	—	4,021	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	—	—	—	—	—	—	6,917	—	6,917
Net income	—	—	—	—	—	—	—	—	5,746	5,746
Balance as of July 31, 2014	17,349	$42,693	6,156	$8,129	11,742	$1	$21	$20,301	$(17,768)	$10,684
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2014	2013

Cash flows from operating activities:

Net income	$5,746	$3,972

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,643	1,989
Revaluation of redeemable convertible preferred stock derivative	735	—
Imputed interest on notes payable	—	20
Deferred taxes	1,847	2,414
Stock-based compensation	468	30
Changes in operating assets and liabilities:
Restricted cash	—	9
Accounts receivable	(582)	(290)
Inventories	22	(115)
Prepaid expenses	(1,366)	(169)
Accounts payable	(1,905)	(633)
Due to trust	—	(9)
Accrued compensation	(1,128)	(915)
Accrued liabilities	(172)	709
Income taxes payable	—	(77)
Deferred rent	42	189

Net cash provided by operating activities	6,350	7,124

Cash flows from investing activities:

Purchase of property and equipment	(1,047)	(773)
Purchase of software and capitalized software development costs	(3,516)	(1,627)

Net cash used in investing activities	(4,563)	(2,400)

Cash flows from financing activities:

Repayment of notes payable	—	(1,500)
Proceeds from exercise of common stock options	2,383	198
Proceeds from exercise of common stock warrants	2,343	—
Tax benefit from exercise of common stock options	1,856	—
Deferred offering costs	(1,400)	—

Net cash provided by (used in) financing activities	5,182	(1,302)

Increase in cash and cash equivalents	6,969	3,422

Beginning cash and cash equivalents	13,917	5,905

Ending cash and cash equivalents	$20,886	$9,327

Supplemental disclosures of non-cash investing and financing activities:
Common stock warrants exercised	2,313	—
Series D-3 redeemable convertible preferred stock dividend	344	344
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies
HealthEquity, Inc. was incorporated in the state of Delaware on September 18, 2002, and was organized to offer a full range of innovative solutions for managing health care accounts (Health Savings Accounts, Health Reimbursement Arrangements, and Flexible Spending Accounts) for health plans, insurance companies, and third-party administrators.
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, First HSA, LLC, First Horizon MSaver, Inc., HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of July 31, 2014 and for the six months ended July 31, 2014 and 2013 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's final prospectus (dated July 30, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on August 1, 2014.
The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Initial public offering—On August 5, 2014, the Company consummated its initial public offering ("IPO") and issued and sold 10,465,000 shares of its common stock at a public offering price of $14.00 per share, less the underwriters' discount. The Company received net proceeds of approximately $132.5 million after deducting underwriters' discounts and commissions of approximately $10.3 million and other offering expenses payable by the Company of approximately $3.7 million, of which approximately $1.4 million of the other offering expenses had been paid as of July 31, 2014. The underwriting discounts and commissions and other offering expenses were recorded as an offset against the IPO proceeds in additional paid-in capital upon the closing of the IPO on August 5, 2014. The net proceeds and other impacts of the IPO described herein are not reflected in the condensed consolidated financial statements as of July 31, 2014, as the Company consummated its IPO and received the proceeds subsequent to the end of the second fiscal quarter of 2015.
Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.
Note 2. Net income per share attributable to common stockholders
The Company computes net income per share of common stock in conformity with the two-class method required for participating securities. The Company considers its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a dividend in the event that a dividend is paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders (continued)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator (basic and diluted):
Net income	$3,028	$2,222	$5,746	$3,972
Less: accretion of redeemable convertible preferred stock	—	(340)	4,021	(680)
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	(632)	(650)	(1,270)	(1,301)
Less: undistributed income attributed to redeemable convertible preferred stockholders	(831)	(543)	(3,040)	(880)
Net income attributable to common stockholders for basic earnings per share	$1,565	$689	$5,457	$1,111
Add back: dividend of redeemable convertible preferred stock	463	477	1,270	482
Add back: accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	340	(4,021)	209
Add back: series D-3 derivative liability revaluations	—	—	735	—
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	563	328	3,040	502
Net income attributable to common stockholders for diluted earnings per share	$2,591	$1,834	$6,481	$2,304

Denominator (basic):
Weighted-average common shares outstanding	8,135	5,566	7,757	5,529
Denominator (diluted):
Weighted-average common shares outstanding	8,135	5,566	7,757	5,529
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	3,050	770	3,207	920
Weighted-average dilutive effect of common shares from stock warrants	2,350	2,411	2,415	2,411
Dilutive effect from preferred stock assuming conversion	28,145	28,757	32,468	19,408
Weighted-average common shares outstanding	41,680	37,504	45,847	28,268
Net income per share attributable to common stockholders:
Basic	$0.19	$0.12	$0.70	$0.20
Diluted	$0.06	$0.05	$0.14	$0.08

For the three months ended July 31, 2014 and 2013, approximately 4.3 million and 5.8 million shares, respectively, attributable to outstanding series D-3 redeemable convertible preferred stock, common stock warrants and stock

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders (continued)

options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2014 and 2013, approximately 2,000 and 15.0 million shares, respectively, attributable to outstanding series D-3 redeemable convertible preferred stock, series C redeemable convertible preferred stock, common stock warrants and stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Property and equipment
Property and equipment consisted of the following as of July 31, 2014 and January 31, 2014:

(in thousands)	July 31, 2014	January 31, 2014
Leasehold improvements	$428	$329
Furniture and fixtures	1,337	1,094
Computer equipment	3,780	3,075
Property and equipment, gross	5,545	4,498
Accumulated depreciation	(2,996)	(2,506)
Property and equipment, net	$2,549	$1,992
Depreciation expense for the three and six months ended July 31, 2014 and 2013 was $251,000, $186,000, $485,000 and $347,000, respectively.

Note 4. Intangible assets and goodwill
During the three and six months ended July 31, 2014 and 2013, the Company capitalized software development costs of $1.3 million, $301,000, $2.4 million and $605,000, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of July 31, 2014 and January 31, 2014:

(in thousands)	July 31, 2014	January 31, 2014
Amortized intangible assets:
Capitalized software development costs	$7,689	$5,290
Software	4,468	3,351
Acquired intangible member assets	24,563	24,563
	36,720	33,204
Accumulated amortization	(10,666)	(8,513)
Intangible assets, net	$26,054	$24,691
During the three and six months ended July 31, 2014 and 2013, the Company incurred and expensed a total of $976,000, $580,000, $1.8 million and $1.1 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three and six months ended July 31, 2014 and 2013 was $1.1 million, $823,000, $2.2 million and $1.6 million, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Intangible assets and goodwill (continued)

All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the three and six months ended July 31, 2014 and 2013.

Note 5. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2014 are disclosed in the Company’s consolidated financial statements included in its final prospectus (dated July 30, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on August 1, 2014, and did not change materially during the three and six months ended July 31, 2014 except for the following:
In March 2014, the Company modified its corporate office lease to expand its existing space for an additional commitment of $1.1 million over the term of the original lease.
Lease expense for office space for the three and six months ended July 31, 2014 and 2013 totaled $293,000, $222,000, $570,000 and $435,000, respectively. Expense for other agreements for the three and six months ended July 31, 2014 and 2013 totaled $47,000, $32,000, $99,000 and $65,000, respectively.

Note 6. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and six months ended July 31, 2014, the Company recorded a provision for income taxes of $2.0 million and $3.9 million, respectively. The resulting effective tax rate was 39.8% and 40.7%, compared with an effective tax rate of 37.8% and 38.1% for the three and six months ended July 31, 2013, respectively. For the three and six months ended July 31, 2014, the net impact of discrete tax items caused a 1.3% and 0.5% decrease to the effective tax rate primarily due to the tax benefit on book stock compensation expense on stock options vesting upon the Company’s initial public offering, partially offset by changes in tax rates on the Company’s deferred tax assets and liabilities. For the three and six months ended July 31, 2013, the net impact of discrete tax items was not material. The effective tax rate increased over the same period last year primarily due to an increase in permanent tax items in relation to income before income taxes, expiration of the federal research and development tax credits as of December 31, 2013, and discrete tax items.
As of July 31, 2014 and January 31, 2014, the Company’s total gross unrecognized tax benefit was $264,000 and $256,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets. As a result, the unrecognized tax benefit recorded as of July 31, 2014 and January 31, 2014 remains unchanged in the amount of $47,000. Substantially all of the gross unrecognized tax benefit, if recognized, would affect the Company’s effective tax rate. The Company anticipates a decrease of $22,000 in total gross unrecognized tax benefits within 12 months of the reporting date related to an uncertain tax position on research and development credits claimed for which a lapse of the applicable statute of limitations is expected.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2002.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Redeemable convertible preferred stock and convertible preferred stock
Redeemable convertible preferred stock and convertible preferred stock consisted of the following:
As of July 31, 2014 (in thousands)

	Shares
		Issued and	Liquidation	Carrying
Series	Authorized	outstanding	preference	value
Redeemable convertible preferred stock:
Series C	6,773	6,751	$23,002	$22,232
Series D-1	9,000	5,835	8,656	8,340
Series D-2	3,200	440	736	709
Series D-3	7,500	4,323	11,412	11,412
Total redeemable convertible preferred stock	26,473	17,349	$43,806	$42,693
Convertible preferred stock:
Series A	2,000	2,000	$3,351	$2,000
Series B	4,738	4,156	9,660	6,129
Total convertible preferred stock	6,738	6,156	$13,011	$8,129
As of January 31, 2014 (in thousands)

	Shares
Series	Authorized	Issued and outstanding	Liquidation preference	Carrying value
Redeemable convertible preferred stock:
Series C	6,773	6,751	$22,533	$22,232
Series D-1	9,000	5,835	8,464	8,340
Series D-2	3,200	440	719	709
Series D-3	7,500	4,323	11,412	15,433
Total redeemable convertible preferred stock	26,473	17,349	$43,128	$46,714
Convertible preferred stock:
Series A	2,000	2,000	$3,291	$2,000
Series B	4,738	4,156	9,473	6,129
Total convertible preferred stock	6,738	6,156	$12,764	$8,129
As of July 31, 2014, the Company had outstanding series A and B convertible preferred stock and series C, D-1, D-2, and D-3 redeemable convertible preferred stock.
In accordance with the redeemable and convertible preferred stock terms, series A, B, and D-3 convert into shares of common stock on a 1:1 basis, series C on a 1:1.38 basis, and series D-1 on a 1:2 basis, and series D-2 on a 1:2.27 basis. In connection with the Company's IPO, all outstanding redeemable and convertible preferred stock converted to 32,486,588 shares of common stock. As a result, as of August 4, 2014, amounts associated with the redeemable and convertible preferred stock have been reclassified to additional paid-in capital.

Note 8. Common stock warrants
In conjunction with a rights equalization agreement, the Company issued warrants to series A convertible preferred stockholders to purchase 150,000 shares of its common stock for $1.00 per share, The warrants were exercisable through November 2015, of which 26,000 were exercised with 124,000 outstanding as of January 31, 2014. The

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Common stock warrants (continued)

124,000 warrants outstanding as January 31, 2014 were all exercised during the six months ended July 31, 2014. The warrants had a fair market value of $51,000 at the date of issuance.
In conjunction with the series B convertible preferred stock, warrants to purchase 400,000 shares of common stock with an exercise price of $1.00 per share were granted to series B convertible preferred stockholders. The warrants were exercisable through February 2014, of which 400,000 and 50,000 were exercised as of July 31, 2014 and January 31, 2014, respectively. The 350,000 warrants outstanding as of January 31, 2014 were all exercised during the six months ended July 31, 2014. The warrants had a fair market value of $44,000 at the date of issuance.
The Company issued warrants to purchase an additional 200,000 shares of common stock to series B convertible preferred stockholders with an exercise price of $1.00 per share. The warrants are exercisable through September 2015, of which 188,000 and 5,000 were exercised with 12,000 and 195,000 outstanding as of July 31, 2014 and January 31, 2014, respectively. The warrants had a fair market value of $66,000 at the date of issuance.
In conjunction with the series C redeemable convertible preferred stock, the Company issued detachable warrants to purchase 600,000 shares of common stock with an exercise price of $1.50 per share to series C redeemable convertible preferred stockholders. The warrants are exercisable through August 2016, of which 585,000 and 10,000 were exercised as of July 31, 2014 and January 31, 2014 with 15,000 and 590,000 outstanding as of July 31, 2014 and January 31, 2014, respectively. The warrants had a fair market value of $339,000 at the date of issuance. The Company issued warrants to purchase an additional 1.0 million shares of common stock to series C redeemable convertible preferred stockholders with an exercise price of $0.01 per share. The warrants are exercisable through May 7, 2017, of which 1.0 million and 4,000 were exercised as of July 31, 2014 and January 31, 2014 with 5,000 and 1.0 million outstanding as of July 31, 2014 and January 31, 2014. The warrants had a fair market value of $1.6 million at the date of issuance.
In conjunction with the series D-1 redeemable convertible preferred stock, the Company issued detachable warrants to purchase 400,000 shares of common stock with an exercise price of $2.00 per share. The warrants are exercisable upon the option of the stockholder through August 2018, of which 397,000 were exercised as of July 31, 2014, with 3,000 and 400,000 outstanding as of July 31, 2014 and January 31, 2014, respectively.
In conjunction with the series D-3 redeemable convertible preferred stock, warrants to purchase 966,000 shares of common stock with an exercise price of $0.01 per share were granted to series D-3 redeemable convertible preferred stockholders. The warrants are exercisable through August 2021, of which 767,000 were exercised with 199,000 outstanding as of January 31, 2014. The warrants outstanding as of January 31, 2014 were all exercised during the six months ended July 31, 2014. The warrants had a value of $1.7 million at the date of issuance.
As a result of the foregoing, as of July 31, 2014, there were 35,000 warrants outstanding in total.

Note 9. Stock options
On January 30, 2014, the Company’s board of directors approved and the Company adopted a 2014 Equity Incentive Plan (the "Incentive Plan") providing for the issuance of stock options to the directors and employees of the Company to purchase up to an aggregate of 600,000 shares of common stock. No stock options were issued to directors of the Company from the Incentive Plan as of January 31, 2014.
In July 2014, the Company's board of directors voted to increase the shares of common stock reserved under the Incentive Plan by 2,000,000 shares from 600,000 shares of common stock to 2,600,000 shares of common stock. In addition, the board of directors voted to provide that the number of shares of common stock reserved for issuance under the Incentive Plan will automatically increase on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of July 31, 2014, 623,000 shares were available for grant under the Incentive Plan.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock Options (continued)

Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonstatutory stock options. Incentive stock options may be granted only to Company employees. Nonstatutory stock options may be granted to Company employees, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance, or are forfeited 90 days after termination of employment. Any stock options that are forfeited or that expire are returned to the Incentive Plan.
Upon the pricing of the IPO, the Company granted 431,500 time-based stock options to certain directors and key employees, 349,000 of which vest over a period of 4 years and 82,500 of which vest on January 31, 2015. In addition, upon the pricing of the IPO, the Company granted 1.4 million performance-based stock options to certain key employees under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fiscal year 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the fiscal year 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for fiscal year 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for fiscal year 2019.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2014	6,369	$1.10 - 4.50	$1.77	6.34	$14,621
Granted	1,832	$14.00 - 14.00	$14.00
Exercised	(1,766)	$1.10 - 2.50	$1.35
Forfeited	(24)	$2.25 - 4.50	$2.49
Outstanding as of July 31, 2014	6,411	$1.10 - 14.00	$5.38	7.26	$78,336

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock Options (continued)

A summary regarding non-vested and exercisable stock options is as follows:

	Non-vested stock options		Exercisable stock options
(in thousands, except for exercise prices and term)	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average exercise price	Weighted average contractual term (in years)	Aggregate intrinsic value
Balance as of January 31, 2014	2,812	$0.26	3,557	$1.30	5.03	$9,835
Granted	1,832	$5.15	—	—
Vesting	(2,140)	$0.22	2,140	$2.24
Exercised	—	—	(1,766)	$1.35
Forfeited/expired	(21)	$0.25	(3)	$2.25
Balance as of July 31, 2014	2,483	$3.90	3,928	$1.79	5.75	$62,123
Vested and expected to vest as of July 31, 2014			4,741	$2.73	6.34	$70,503
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The total intrinsic value of stock options exercised in the three and six months ended July 31, 2014 and 2013 was $17.0 million, $22,000, $18.7 million and $135,000, respectively.
The key input assumptions that were utilized in the valuation of the stock options granted during the three and six months ended July 31, 2014 and 2013 are as follows:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	32.9%	31.3%	32.9%	31.3%
Risk-free interest rate	2.24%	0.35%	2.24%	0.35%
Expected life of options	6.25 years	3 years	6.25 years	3 years
As of July 31, 2014, the weighted-average vesting period of non-vested awards expected to vest approximates 3.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $1.6 million.
During the three and six months ended July 31, 2014, the Company recorded compensation expense of $387,000 and $436,000, respectively, related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA target and consummation of the IPO.

Note 10. Fair value
A derivative liability was recorded related to the Company’s series D-3 redeemable convertible preferred stock due to stated features allowing for redemption equal to the greater of the fair value per share of series D-3 redeemable convertible preferred stock, or the liquidation preference per share of series D-3 redeemable convertible preferred stock. The derivative instrument is recorded at its fair value, using an option pricing model, and is adjusted to fair value as of the end of each reporting period. Changes in the fair value of derivative instruments are recognized

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair value (continued)

currently in the condensed consolidated financial statements. The Company has classified this derivative financial instrument as Level 3 in the fair value hierarchy. The Company continued to record adjustments to the fair value of the derivative liability until March 31, 2014, at which time the Company modified the terms of the series D-3 redeemable convertible preferred stock. As a result of the modifications, the Company reclassified the aggregate fair value of the liability to additional paid-in capital.
The following table includes a roll forward of the amounts for the three and six months ended July 31, 2014 and     2013 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$—	$818	$6,182	$818
Loss on revaluation	—	—	735	—
Warrants exercised	—	—	—	—
Elimination of liability due to removal of FMV provision	—	—	(6,917)	—
Balance at end of period	$—	$818	$—	$818
The following table summarizes the significant quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of January 31, 2014:
Series D-3 redeemable convertible preferred stock derivative liability

January 31, 2014
Market value of common stock on measurement date	$4.06
Projected exercise price	$2.64
Risk-free interest rate	0.06%
Expected lives	180 days
Expected volatility	25.2%
Probability of liquidation event	—%

There are no other financial instruments that are considered Level 1 or Level 2 as of July 31, 2014 and January 31, 2014.

Note 11. Related party transactions
The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. For the three and six months ended July 31, 2014 and 2013, amounts paid to this company under the terms of the consulting agreement totaled $81,000, $181,000, $162,000 and $288,000, respectively. In connection with the consummation of the Company's IPO, this consulting agreement was terminated.

Note 12. Subsequent events
On July 14, 2014, the Company's board of directors approved an amended and restated certificate of incorporation, according to which the total number of shares of all classes of capital stock that the Company is authorized to issue is 1,000,000,000 shares, including 900,000,000 shares of common stock and 100,000,000 shares of preferred

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 12. Subsequent events (continued)

stock, par value $0.0001 per share. The amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware and became effective on August 5, 2014.
On July 14, 2014, the Company's board of directors declared a cash dividend in an aggregate amount of $50 million on shares of the Company's common stock outstanding on August 4, 2014 (after giving effect to the conversion of all outstanding convertible preferred stock and redeemable convertible preferred stock into shares of common stock). The terms of each of the Company's stock plans, including, the 2003 Director Stock Plan, 2003 Stock Plan, 2005 Stock Plan, 2006 Stock Plan, 2009 Stock Plan and the Incentive Plan requires an adjustment to outstanding stock options to prevent dilution of the holders’ interests as a result of the foregoing special dividend. Accordingly, the Company's board of directors approved an adjustment to reduce the exercise price of each of the stock options outstanding as of the record date, August 4, 2014, for the dividend by $1.00.
As of the close of business on August 4, 2014, all of the Company's redeemable convertible preferred stock and convertible preferred stock was converted into 32,486,588 shares of common stock.
On August 5, 2014, the Company consummated its IPO and issued and sold 10,465,000 shares of common stock at a public offering price of $14.00 per share, less the underwriters' discount. The shares began trading on the NASDAQ Global Select Market on July 31, 2014. The Company received net proceeds of approximately $132.5 million after deducting underwriting discounts and commissions of approximately $10.3 million and other offering expenses payable by the Company of approximately $3.7 million, of which approximately $1.4 million of the other offering expenses had been paid as of July 31, 2014. The underwriting discounts and commissions and other offering expenses were recorded as an offset against the IPO proceeds in additional paid-in capital upon the closing of the IPO on August 5, 2014.
The net proceeds and other impacts of the IPO described above are not reflected in the condensed consolidated financial statements as of July 31, 2014, as the Company consummated its IPO and received the proceeds subsequent to the end of the second fiscal quarter of 2015.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview
We are a leader and an innovator in the high-growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Our platform provides an ecosystem where consumers can access their tax-advantaged healthcare savings, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit and clinical information, earn wellness incentives, and make educated investment choices to grow their tax-advantaged healthcare savings.
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 20 of the 50 largest health plans in the country, a number of which are among 28 Blue Cross and Blue Shield health plans in 26 states, and more than 25,000 employer clients, including industry leaders such as American Express Company, Dow Corning Corporation, eBay, Inc., Google, Inc., Intermountain Healthcare and Kohl’s Corporation. Through our Network Partners, we have the potential to reach over 55 million consumers, representing approximately 30% of the under-age 65 privately insured population in the United States.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, reimbursement arrangements, or RAs, and investment accounts on one website, and in 2013, we began delivering HSA-specific investment advice online.
Our customers include individuals, employers of all sizes and health plans. We refer to our individual customers as our members, all of our health plan customers as our Health Plan Partners and our employer customers with more than 1,000 employees as our Employer Partners. Our Health Plan Partners and Employer Partners collectively constitute our Network Partners.
We generate revenue primarily from three sources: account fees, custodial fees and card fees. We generate account fee revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial fee revenue from interest we earn on cash assets under management, or AUM, deposited with our FDIC-insured custodial depository bank partners, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. We also generate payment card fee revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors.”
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers, which is impacted by changes affecting the broader healthcare industry. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in high deductible health plans that are eligible to be coupled with HSAs, or HSA Plans, and other consumer-centric health plans. In particular, we believe that the implementation of the Patient Protection and Affordable Care Act of 2010, or PPACA, over the remainder of this decade, continued growth in healthcare costs, and related factors will spur HSA Plan and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict.
Attracting and penetrating network partners
We created our business model to take advantage of the changing dynamics of the U.S. private health insurance market. Our model is based on a business-to-business-to-consumer, or B2B2C, distribution strategy, meaning we rely on our Employer Partners and Health Plan Partners to reach potential members to increase the number of HSAs for which we serve as custodian, which we refer to of HSAs for which we serve as custodian, which we refer to as our HSA Members. Our success depends in large part on our ability to further penetrate our existing Network Partners by adding new members from these partners and adding new Network Partners.
Our innovative technology platform
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions differentiate us from our competitors and drive our growth in revenue, HSA Members, Network Partners and AUM. Similarly, these innovations underpin our ability to provide a differentiated consumer experience in a cost-effective manner. For example, we are currently undertaking a significant update of our proprietary platform’s architecture, which will allow us to decrease our maintenance spending and increase our budget for innovation initiatives. As part of this project, we are also investing in improvements in our transaction processing capabilities and related platform infrastructure to support continued account and transaction growth. We intend to continue to invest aggressively in our technology development to enhance our platform’s capabilities and infrastructure.
Our “Purple” culture
The new healthcare consumer needs education and advice delivered by people as well as technology. We believe that our team-oriented customer-focused culture, which we call “Purple,” is a significant factor in our ability to attract and retain customers and to nimbly address opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities. We regularly measure the success of these efforts, particularly in the context of rapid growth.
Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners to hold cash AUM, and we generate a significant portion of our total revenue from fees we charge based on interest rates offered to us by these partners. These contracts are long-term, substantially reducing our exposure to short-term fluctuations in interest rates. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate margins available to us and thus the size of the custodial fees we can charge our members. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our interest rate margins. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.

Our competition and industry
Our direct competitors are HSA custodians, of which there are over 2,200 currently competing in the market. These are primarily state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Health Plan Partners may also choose to offer technology-based healthcare services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Regulatory change
Federal law and regulations, including the PPACA, IRS regulations, labor law and public health regulations that govern the provision of health insurance and are the foundation for tax-advantaged healthcare saving and spending through HSAs and RAs, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.

Key financial and operating metrics
Our management regularly reviews a number of key operating and financial metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We discuss certain of these key financial metrics, including revenue, below in the section entitled “—Key components of our results of operations.” In addition, we utilize other key metrics as described below.
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	July 31, 2014	July 31, 2013	% Change	January 31, 2014
HSA Members	1,061,713	728,346	46%	967,710
Average HSA Members	1,015,539	701,072	45%	747,182
We define an HSA Member as an HSA for which we serve as custodian. Tracking the number of our HSA Members is critical because our account fee revenue is driven by the administrative fees we charge per account.
The number of our HSA Members increased by approximately 333,000, or 46%, from July 31, 2013 to July 31, 2014, and by approximately 94,000, or 10%, from 967,710 as of January 31, 2014 to 1,061,713 as of July 31, 2014.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.
Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	July 31, 2014	July 31, 2013	$ Change	% Change	January 31, 2014
Cash AUM	$1,546,753	$1,129,490	$417,263	37%	$1,442,336
Investment AUM	237,831	134,417	103,414	77%	182,614
Total AUM	$1,784,584	$1,263,907	$520,677	41%	$1,624,950
Average daily cash AUM	$1,480,075	$1,096,021	$384,054	35%	$1,137,825

We define AUM as our custodial assets under management. Our AUM consists of two components: (1) cash AUM, or our members’ HSA assets that are deposited with our FDIC-insured custodial depository bank partners; and (2) investment AUM, or our members’ HSA assets that are invested in mutual funds through our custodial investment fund partner. Measuring our AUM is important because our custodial fee revenue is determined by the applicable account yields and average daily AUM balances.
Our AUM increased by $520.7 million, or 41%, from $1.26 billion as of July 31, 2013 to $1.78 billion as of July 31, 2014. Our AUM increased by $159.6 million, or 10%, from $1.62 billion as of January 31, 2014 to $1.78 billion as of July 31, 2014. The increase in AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Adjusted EBITDA	$6,866	$4,637	$2,229	48%	$13,671	$8,476	$5,195	61%
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization and certain other non-cash statement of operations items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
Our Adjusted EBITDA increased by $2.2 million, or 48%, from $4.6 million for the three months ended July 31, 2013 to $6.9 million for the three months ended July 31, 2014. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $1.5 million, or 40%, increase in income from operations.
Our Adjusted EBITDA increased by $5.2 million, or 61%, from $8.5 million for the six months ended July 31, 2013 to $13.7 million for the six months ended July 31, 2014. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $4.0 million, or 61%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income and comprehensive income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2014	2013	2014	2013
Net income and comprehensive income	$3,028	$2,222	$5,746	$3,972
Interest expense	—	10	—	20
Income tax provision	2,004	1,351	3,947	2,444
Depreciation and amortization	983	600	1,825	1,171
Amortization of acquired intangible assets	409	409	818	818
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	—	735	—
Other (1)	442	45	600	51
Total adjustments	$3,838	$2,415	$7,925	$4,504
Adjusted EBITDA	$6,866	$4,637	$13,671	$8,476

(1)
For the three and six months ended July 31, 2014 and 2013, Other consisted of interest income of $0, $(12), $0 and $(24), miscellaneous taxes of $39, $42, $132 and $44, and stock-based compensation expense of $403, $15, $468 and $31, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Account fee revenue	$10,548	$7,209	$3,339	46%	$20,936	$14,225	$6,711	47%
Custodial fee revenue	5,934	4,648	1,286	28%	11,361	9,097	2,264	25%
Card fee revenue	4,233	3,014	1,219	40%	8,531	6,076	2,455	40%
Other revenue	176	111	65	59%	294	208	86	41%
Total revenue	$20,891	$14,982	$5,909	39%	$41,122	$29,606	$11,516	39%
We generate revenue from three primary sources: account fees, custodial fees and card fees. We also generate other revenue, primarily from marketing materials that we produce for our Network Partners.
Account fee revenue.    We earn account fee revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the Health Savings Accounts ("HSA") and Health Reimbursement Arrangements ("HRA") we offer. Our fees are generally fixed for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
Custodial fee revenue.    We earn custodial revenue from our AUM held in trust with our FDIC-insured custodial depository bank partners and our custodial investment partners. As a non-bank custodian, we deposit our cash AUM with our various bank partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial fees on our cash AUM that are based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such investment AUM.
Card fee revenue.    We earn card fee revenue each time one of our members uses one of our payment cards to make a qualified purchase. These card fees are collected each time a member “swipes” our payment card to pay a healthcare-related expense. We recognize card fee revenue monthly based on reports received from third parties, namely, the card-issuing bank and the card processor.
Cost of services
Cost of services includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, and other operating costs related to servicing our members. Other components of cost of services include interest paid to members on cash AUM and card costs incurred in connection with processing card transactions for our members.

Account costs.    Account costs include the account servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits and the cost associated with issuance of new payment cards.
Custodial costs.    Custodial costs are comprised of interest we pay to our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our FDIC-insured custodial depository banking partners. We pay interest to HSA Members on a tiered basis. The interest rates we pay to HSA Members can be changed at any time upon required notice, typically 30 days.
Card costs.    Card costs are comprised of costs we incur in connection with processing payment card transactions initiated by our members. Due to the substantiation requirement on RA-linked payment card transactions, which is the requirement that we confirm each purchase involves a qualified medical expense as defined under applicable law, payment card costs are higher for RA card transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the card transaction.
Other costs.    Other costs are comprised of costs of marketing materials that we produce for our Network Partners.

Gross profit and gross margin
Our gross profit is our total revenue minus our total cost of services, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including the fees we charge per account, interest rates, how many services we deliver per account, and card processing costs per account. We expect our annual gross margin to remain relatively steady over the near term, although our gross margin could fluctuate from period to period depending on the interplay of these factors.
Operating expenses
Sales and marketing.    Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including sales commissions for our direct sales force, external agent/broker commission expenses, marketing expenses, depreciation, amortization, stock-based compensation, and common expense allocations.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. However, we expect our sales and marketing expenses to decrease slightly as a percentage of our total revenue over the near term. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development.    Technology and development expenses include personnel and related expenses for software engineering, information technology, security and compliance, and product development. Technology and development expenses also include outsourced software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our proprietary system. We expect our technology and development expenses to increase as a percentage of our total revenue over the near term as a result of higher amortization costs related to our planned capital expenditures to improve the architecture of our proprietary system. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, legal, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a newly public company, as well as other costs associated with continuing to grow our business. However, we expect our general and administrative expenses to remain steady as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment each year.
Other expense
Other expense primarily consists of interest expense, loss on revaluation of warrants and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. As a result, during the six months ended July 31, 2014, we recorded a loss on revaluation of this derivative liability. However, as a result of our modifications of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year that differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of July 31, 2014, we remain in a net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of taxable income coupled with forecasted profitability, no valuation allowance was required as of July 31, 2014.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2014	2013	2014	2013
Revenue
Account fee revenue	$10,548	$7,209	$20,936	$14,225
Custodial fee revenue	5,934	4,648	11,361	9,097
Card fee revenue	4,233	3,014	8,531	6,076
Other revenue	176	111	294	208
Total revenue	20,891	14,982	41,122	29,606
Cost of services
Account costs	6,703	4,705	13,131	9,700
Custodial costs	1,006	910	1,944	1,879
Card costs	1,412	1,009	2,817	1,983
Other costs	1	15	2	42
Total cost of services	9,122	6,639	17,894	13,604
Gross profit	11,769	8,343	23,228	16,002
Operating expenses
Sales and marketing	2,321	1,837	4,554	3,582
Technology and development	2,302	1,659	4,488	3,328
General and administrative	1,666	825	2,809	1,735
Amortization of acquired intangible assets	409	409	818	818
Total operating expenses	6,698	4,730	12,669	9,463
Income from operations	5,071	3,613	10,559	6,539
Other expense
Interest expense	—	(10)	—	(20)
Loss on revaluation of warrants	—	—	(735)	—
Other expense, net	(39)	(30)	(131)	(103)
Total other expense	(39)	(40)	(866)	(123)
Income before income taxes	5,032	3,573	9,693	6,416
Income tax provision	2,004	1,351	3,947	2,444
Net income and comprehensive income	$3,028	$2,222	$5,746	$3,972

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Revenue
Account fee revenue	51%	48%	51%	48%
Custodial fee revenue	28%	31%	27%	31%
Card fee revenue	20%	20%	21%	20%
Other revenue	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of services
Account costs	32%	31%	32%	33%
Custodial costs	5%	6%	5%	6%
Card costs	7%	7%	7%	7%
Other costs	—%	—%	—%	—%
Total cost of services	44%	44%	44%	46%
Gross profit	56%	56%	56%	54%
Operating expenses
Sales and marketing	11%	12%	11%	12%
Technology and development	11%	11%	11%	11%
General and administrative	8%	6%	6%	6%
Amortization of acquired intangible assets	2%	3%	2%	3%
Total operating expenses	32%	32%	30%	32%
Income from operations	24%	24%	26%	22%
Other expense
Interest expense	—%	—%	—%	—%
Loss on revaluation of warrants	—%	—%	(2)%	—%
Other expense, net	—%	—%	—%	—%
Total other expense	—%	—%	(2)%	—%
Income before income taxes	24%	24%	24%	22%
Income tax provision	10%	9%	10%	9%
Net income and comprehensive income	14%	15%	14%	13%
Comparison of the three and six months ended July 31, 2014 and 2013
Account fee revenue
The $3.3 million increase in account fee revenue for the three months ended July 31, 2014 as compared to the three months ended July 31, 2013 was primarily due to an increase in the number of our HSA Members. The $6.7 million increase in account fee revenue for the six months ended July 31, 2014 as compared to the six months ended July 31, 2013 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 333,000, or 46%, from July 31, 2013 to July 31, 2014.
The growth in the number of our HSA Members from July 31, 2013 to July 31, 2014 was due to a combination of growth from our new and existing Network Partners.
Custodial fee revenue
The $1.3 million increase in custodial fee revenue from the three months ended July 31, 2013 to the three months ended July 31, 2014 was primarily due to an increase in average daily cash AUM of $395 million, or 36%, partially offset by a decrease in the yield on average cash AUM from 1.65% in the three months ended July 31, 2013 to 1.52% in the three months ended July 31, 2014. Custodial fees decreased in the three months ended July 31, 2014 as a percentage of our total revenue compared to the three months ended July 31, 2013, primarily due to lower-rate custodial depository agreements added in the three months ended July 31, 2014 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the three months ended July 31, 2014 compared to the three months ended July 31, 2013.
The $2.3 million increase in custodial fee revenue from the six months ended July 31, 2013 to the six months ended July 31, 2014 was primarily due to an increase in average daily cash AUM of $384.1 million, or 35%, partially offset by a decrease in the yield on average cash AUM from 1.66% in the six months ended July 31, 2013 to 1.50% in the six months ended July 31, 2014. Custodial fees decreased in the six months ended July 31, 2014 as a percentage of our total revenue compared to the six months ended July 31, 2013, primarily due to lower-rate custodial depository agreements added in the six months ended July 31, 2014 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the six months ended July 31, 2014 compared to the three months ended July 31, 2013.
Cash AUM per HSA Member of $1,457 as of July 31, 2014 was 6% lower than the cash AUM per HSA Member of $1,551 as of July 31, 2013. This was primarily due to new HSAs having lower average balances than those HSAs that have been open for multiple years. Investment AUM increases resulted from an increase in the number of our members choosing to move their HSA assets from cash balances to investment balances, along with market changes (positive or negative) in the particular investments chosen.
Card fee revenue
The $1.2 million increase in card fee revenue from the three months ended July 31, 2013 to the three months ended July 31, 2014 was due to an overall increase in the number of our HSA Members and card activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our card fee revenue.
The $2.5 million increase in card fee revenue from the six months ended July 31, 2013 to the six months ended July 31, 2014 was due to an overall increase in the number of our HSA Members and card activity.
Other revenue
Other revenue increased $65,000 and $86,000 from the three and six months ended July 31, 2013 to the three and six months ended July 31, 2014, respectively. The increases were the result of an increase in the amount of fees charged to our Network Partners for marketing materials.

Cost of services
The following table sets forth our cost of service for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Account costs	$6,703	$4,705	$1,998	42%	$13,131	$9,700	$3,431	35%
Custodial costs	1,006	910	96	11%	1,944	1,879	65	3%
Card costs	1,412	1,009	403	40%	2,817	1,983	834	42%
Other costs	1	15	(14)	(93)%	2	42	(40)	(95)%
Total cost	$9,122	$6,639	$2,483	37%	$17,894	$13,604	$4,290	32%
Account costs
The $2.0 million increase in account costs from the three months ended July 31, 2013 to the three months ended July 31, 2014 was due to the higher volume of total accounts being serviced. The $2.0 million increase includes $1.4 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $278,000 related to account and card activation as well as monthly processing of statements and other communications, information technology expenses of $134,000, depreciation and amortization of $100,000, stock compensation of $49,000 and $53,000 in other expenses.
The $3.4 million increase includes $2.4 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $632,000 related to account and card activation as well as monthly processing of statements and other communications, information technology expenses of $71,000, depreciation and amortization of $183,000, stock compensation of $65,000 and $29,000 in other expenses.

Custodial costs
Our custodial costs increased $96,000 from the three months ended July 31, 2013 compared to the three months ended July 31, 2014. Our custodial costs on average cash AUM decreased from 0.33% in the three months ended July 31, 2013 to 0.27% for the three months ended July 31, 2014, while average cash AUM increased from $1.10 billion during the three months ended July 31, 2013 to $1.50 billion during the three months ended July 31, 2014.
Our custodial costs increased $65,000 from the six months ended July 31, 2013 compared to the six months ended July 31, 2014. Our custodial costs on average cash AUM decreased from 0.35% in the six months ended July 31, 2013 to 0.26% for the six months ended July 31, 2014, while average cash AUM increased from $1.09 billion during the six months ended July 31, 2013 to $1.48 billion during the three months ended July 31, 2014.
Card costs
Card costs increased $403,000, or 40%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Card costs increased $834,000, or 42%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increases are a result of increases in card fee revenue and RA spend increasing as a percentage of total spend.
As we continue to add HSA Members, our cost of services will increase in dollar amount to support our Network Partners and members. Cost of services will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$2,321	$1,837	$484	26%	$4,554	$3,582	$972	27%
Technology and development	2,302	1,659	643	39%	4,488	3,328	1,160	35%
General and administration	1,666	825	841	102%	2,809	1,735	1,074	62%
Amortization of acquired intangible assets	409	409	—	—%	818	818	—	—%
Total operating expenses	$6,698	$4,730	$1,968	42%	$12,669	$9,463	$3,206	34%
Sales and marketing
The $484,000 increase in sales and marketing expense from the three months ended July 31, 2013 compared to the three months ended July 31, 2014 primarily consisted of increased staffing and sales commissions of $286,000, stock compensation of $135,000, marketing expenses of $52,000 and travel and entertainment of $24,000. These increased expenses were partially offset by lower costs in other expenses of $13,000.
The $972,000 increase in sales and marketing expense from the six months ended July 31, 2013 compared to the six months ended July 31, 2014 primarily consisted of increased staffing and sales commissions of $641,000, stock compensation of $135,000, travel and entertainment of $123,000, marketing expenses of $59,000 and other expenses of $14,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in future periods.
Technology and development
The $643,000 increase in technology and development expenses for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 resulted primarily from hiring additional personnel, totaling $381,000, and professional fees of $696,000 related to the ongoing project to improve and optimize our proprietary technology platform. There were other expenses of $64,000, stock compensation of $48,000, amortization of $263,000, all of which were offset primarily by an increase in capitalized engineering of $809,000.

The $1.2 million increase in technology and development expenses for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 resulted primarily from hiring additional personnel, totaling $632,000, and professional fees of $968,000 related to the ongoing project to improve and optimize our proprietary technology platform. There were other expense increases related to stock compensation of $75,000, amortization of $424,000, and other expenses of $147,000 all of which were offset primarily by an increase in capitalized engineering of $1.1 million.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $841,000 increase in general and administrative expenses for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 was primarily attributable to increased personnel and professional fees of $663,000, stock compensation of $151,000 and other expenses of $27,000.
The $1.1 million increase in general and administrative expenses for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 was primarily attributable to increased personnel and professional fees of $860,000, stock compensation of $162,000 and other expenses of $52,000.
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged between the three months ended July 31, 2013 and the three months ended July 31, 2014 as no additional acquisitions occurred during the year ended January 31, 2014 or during the three months ended July 31, 2014.
The amortization of acquired intangible assets was unchanged between the six months ended July 31, 2013 and the six months ended July 31, 2014 as no additional acquisitions occurred during the year ended January 31, 2014 or during the six months ended July 31, 2014.
Other expense
The following table sets forth our other expense for the periods indicated.

	Three months ended July 31,			Six months ended July 31,
(in thousands)	2014	2013	$ Change	2014	2013	$ Change
Interest expense	$—	$(10)	$10	$—	$(20)	$20
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	—	(735)	—	(735)
Other expense, net	(39)	(30)	(9)	(131)	(103)	(28)
Other expense	$(39)	$(40)	$1	$(866)	$(123)	$(743)
Loss on revaluation of redeemable convertible preferred stock derivative
There were no adjustments to the fair market value of the series D-3 redeemable convertible stock during the three months ended July 31, 2014.
The $735,000 loss during the six months ended July 31, 2014 relates to a revaluation of the fair market value of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there will be no further fair market value adjustments.

Income tax provision

Our effective tax rate for the three and six months ended July 31, 2014 was 39.8% and 40.7%, respectively, compared to 37.8% and 38.1% for the three and six months ended July 31, 2013, respectively. The 2.0 and 2.6 percentage point increase in the three and six months ended July 31, 2014 over the three and six months ended July 31, 2013 is primarily due to an increase in permanent tax items in relation to income before income taxes, expiration of the federal research and development tax credits as of December 31, 2013, and discrete tax items related to tax benefits on stock compensation expense on stock options vesting upon the Company’s initial public offering offset by increases in federal and state tax rates during the three and six months ended July 31, 2014.

Seasonality

Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. A significant number of new and existing Network Partners bring new HSA Members beginning in January concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new HSA Members, we incur costs related to implementing and supporting our new Network Partners and new HSA Members. These costs of services relate to activating the account and the hiring of additional staff, including seasonal help to support our Member Education Center. These expenses begin to ramp up during our third fiscal quarter with the majority of expenses incurred in our fourth fiscal quarter. We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January.
Liquidity and capital resources
As of July 31, 2014, our principal source of liquidity was collections from our account, custodial and card fee revenue activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of July 31, 2014 and January 31, 2014, cash and cash equivalents totaled $20.9 million and $13.9 million, respectively. In August 2014, we consummated our IPO and received net proceeds of approximately $132.5 million from the issuance of 10,465,000 shares of common stock.
Capital expenditures for the three and six months ended July 31, 2014 and 2013 were $2.4 million, $1.4 million, $4.6 million, and $2.4 million, respectively. We expect to continue our increased capital expenditures for the remainder of the year ending January 31, 2015 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering.
We believe our existing cash and cash equivalents, and the net proceeds from our IPO, will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements we may need to raise additional funds through public or private equity or debt financing. In the event that additional financings is required, we may not be able to raise it on favorable terms, if at all.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$6,350	$7,124
Net cash used in investing activities	(4,563)	(2,400)
Net cash provided by (used in) financing activities	5,182	(1,302)
Increase in cash and cash equivalents	6,969	3,422
Beginning cash and cash equivalents	13,917	5,905
Ending cash and cash equivalents	$20,886	$9,327
Cash flows provided by operating activities
Net cash provided by operating activities during the six months ended July 31, 2014 resulted primarily from our net income of $5.7 million being adjusted for the following non-cash items: depreciation and amortization of $2.6 million and deferred income taxes of $1.8 million and a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000, changes in stock-based compensation of $468,000, and changes in inventories and deferred rent totaling $64,000. These items were offset by changes in accrued compensation of $1.1 million and accounts payable of $1.9 million as well as accounts receivable of $582,000 and prepaid items and accrued liabilities totaling $1.5 million.

Net cash provided by operating activities during the six months ended July 31, 2013 resulted primarily from our net income of $4.0 million being adjusted for the following non-cash items: depreciation and amortization of $2.0 million and deferred income taxes of $2.4 million, accrued liabilities of $709,000, deferred rent of $189,000, and other miscellaneous items totaling $59,000. These items were offset by changes in accrued compensation of $915,000, and accounts payable of $633,000 as well as accounts receivable of $290,000, and inventories, income taxes payable and prepaid items totaling $371,000.
Cash flows used in investing activities
Net cash used in investing activities for the six months ended July 31, 2014 was primarily the result of purchases of software and capitalized software development costs of $3.5 million. This compares to $1.6 million for the six months ended July 31, 2013. The increase can be primarily attributed to development of our proprietary system and other software necessary to support our continued account growth. We also increased our purchases of property and equipment from $773,000 during the six months ended July 31, 2013 to $1.0 million during the six months ended July 31, 2014.
Cash flows provided by (used in) financing activities
Cash flow provided by financing activities during the six months ended July 31, 2014 resulted from the exercising of stock options totaling $2.4 million, exercising of common stock warrants totaling $2.3 million and the associated tax benefits totaling $1.9 million. These items were offset by offering costs of $1.4 million in connection with the Company's initial public offering.
Cash flow used in financing activities during the six months ended July 31, 2013 resulted primarily from the repayment of notes in the amount of $1.5 million, partially offset by the exercising of stock options in the amount of $198,000.
Contractual obligations
Except for the following amended lease agreement, there were no material changes outside the ordinary course of business to our contractual obligations since the filing of the Company's prospectus (dated July 30, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on August 1, 2014.
In March 2014, the Company modified its corporate office lease to expand its existing space for an additional commitment of $1.1 million over the term of the original lease.
Off-balance sheet arrangements
During the three and six months ended July 31, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our final prospectus (dated July 30, 2014) filed pursuant to Rule 424(b) on August 1, 2014 with the SEC. There have been no significant or material changes in our critical accounting policies during the three and six months ended July 31, 2014, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our final prospectus filed on August 1, 2014.

Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Item 3. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and six months ended July 31, 2014, and 2013, no one customer accounted for greater than 5% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash and cash equivalents held in banks as of July 31, 2014 were $20.9 million, of which $250,000 was covered by federal depository insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash. Our accounts receivable balance as of July 31, 2014 was $6.3 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.

Item 4. Controls and Procedures

In connection with our preparation for our initial public offering, we concluded that there was a material weakness in our internal control over financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended January 31, 2013.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness we identified comprised a lack of sufficient expertise to appropriately address and timely account for complex, non-routine transactions in accordance with U.S. generally accepted accounting principles. This material weakness related primarily to the measurement and classification of redeemable convertible preferred stock and warrants issued in connection with the redeemable convertible preferred stock. This control deficiency could result in a misstatement that would result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected.

Since the identification of the material weakness, we executed a remediation plan that included the hiring of additional resources to build our financial management and reporting infrastructure and to further develop our accounting policies and financial reporting procedures. While we believe we have taken actions to remediate this material weakness, these actions are still subject to continued review and testing by management, as well as audit committee oversight. We believe these remediation measures outlined above will strengthen our internal control over financial reporting and remediate the material weakness identified. However, at July 31, 2014, these measures had not been in operation long enough to effectively measure their operating effectiveness and, therefore, we cannot conclude that the identified material weakness had been fully remediated at July 31, 2014.
Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal controls over financial reporting as described above.
Part II—Other Information

Item 1. Legal Proceedings

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 1A. Risk factors
You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
Risks relating to our business and industry
The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting the benefits of our platform, our growth may be limited.
The market for our products and services is subject to rapid and significant changes. The market for technology-enabled services that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled services that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including the development of mobile versions of our proprietary technology platform and our introduction of investment advisory services. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our customers.
Furthermore, based on our experience with our customers, we believe that many consumers are not familiar with the tax-advantaged benefits of HSAs and other similar tax-advantaged healthcare savings arrangements. Our success depends to a substantial extent on the willingness of consumers to increase their use of technology platforms to manage their healthcare saving and spending, the ability of our platform to increase consumer engagement, and our ability to demonstrate the value of our platform to our existing customers and potential customers. If our existing customers do not recognize or acknowledge the benefits of our platform or our platform does not drive consumer engagement, then the market for our products and services might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

Finally, our competitors may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. If successful, their development efforts could render our services less desirable, resulting in the loss of our existing customers or a reduction in the fees we generate from our products and services.
If our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, our customers may reduce the use of, or stop using, our products and services and we may incur significant liabilities.
Our proprietary technology platform enables the exchange of, and access to, sensitive information, and security breaches could result in the loss of this information, theft or loss of actual funds, litigation, indemnity obligations to our customers and other liabilities. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability. For example, we have in the past experienced security breaches which, although such breaches did not result in any claims against us, could be indicative of the potential for future security breaches. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

•	possible fines, penalties and damages;

•	reduced demand for our services;

•	an unwillingness of consumers to provide us with their credit card or payment information;

•	an unwillingness of customers to provide us with personal information; and

•	harm to our reputation and brand.
Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, and/or subject us to third-party lawsuits, regulatory fines, contractual liability and/or other action or liability, thereby harming our operating results.
Cybersecurity breaches could compromise our data and the data of our customers and partners, which may expose us to liability and would likely cause our business and reputation to suffer.
Our ability to ensure the security of our online platform and thus sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Any such security breach could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, operations and competitive position.

Fraudulent and other illegal activity involving our products and services, including our payment cards, could lead to reputational damage to us and reduce the use and acceptance of our platform.
Criminals are using increasingly sophisticated methods to capture personal account information in order to engage in illegal activities such as counterfeiting and identity theft. We rely upon third parties for some transaction processing services, which subjects us to risks related to the vulnerabilities of those third parties. For example, we were exposed to risks relating to the 2013 theft of payment card numbers housed in Target Corporation’s point of sale system when certain of our members used our payment cards at Target Corporation and those cards were compromised. Under our agreement with our payment card processing network, we are required to make our customers whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in reputational damage to us, which could reduce the use and acceptance of our products and services, cause our customers to cease doing business with us or lead to greater regulation that would increase our compliance costs.
We may be unable to compete effectively against our current and future competitors.
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Optum Bank, JPMorgan Chase & Co. and Webster Bank, N.A., and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements, such as Payflex Systems USA, Inc. (Payflex). This market is highly fragmented and characterized by more than 2,200 HSA custodians. We also have numerous indirect competitors, including benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels.
Many of our competitors, in particular commercial banks and financial institutions, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services and have offered, or may in the future offer, a wider range of products and services that may be more attractive to potential customers, and they may also use advertising and marketing strategies that achieve broader brand recognition or acceptance. For example, our competitors that are commercial banks and financial institutions may leverage their ability to generate revenue from other banking activities and decide to offer no-fee HSAs, which may permit them to increase market share in our market. Furthermore, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties.
In addition, well-known retail mutual fund companies, such as Fidelity and Vanguard, who currently do not have a strong presence or have somewhat limited products in the market for technology-enabled services that empower healthcare consumers may in the future decide to expand their products or attempt to grow their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with new competitors, our results of operations, financial condition, business and prospects could be materially adversely affected.
Developments in the healthcare industry could adversely affect our business.
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers, which could be affected by changes affecting the broader healthcare industry, including decreased spending in the industry overall. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

The healthcare regulatory and political framework is uncertain and evolving.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, President Barack Obama signed the PPACA, a health care reform measure which provides healthcare insurance for approximately 30 million more Americans. The PPACA includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018, substantially changes the way health care is financed by both governmental and private insurers, and may significantly impact our industry. Many of the provisions of the PPACA will phase in over the course of the next several years, and we may be unable to predict accurately what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business.
Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs would materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. We expect that there will continue to be a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, flexible spending accounts, or FSAs, and similar tax-advantaged healthcare accounts. For example, states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the access, use and disclosure of personally identifiable information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA.
Numerous state and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA, which governs the treatment of protected health information, a specific type of personally identifiable information. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit protected health information in ways that are subject to many of these laws and regulations.
HIPAA applies to covered entities (e.g., health plans, healthcare clearinghouses and most providers). HIPAA also applies to “business associates” of covered entities, which include individuals and entities that provide services for or on behalf of covered entities pursuant to which the service provider may access protected health information. We are a business associate to our Health Plan Partners and to those other covered entities to which we provide services that involve our receipt, access, and/or creation of protected health information. On January 17, 2013, the United States Department of Health and Human Services issued a final rule to implement modifications to HIPAA, such as business associate compliance, determination and reporting of security breaches, and penalties, as well as modifications as required in the Genetic Information Nondiscrimination Act of 2008. The final rule also revises the standard used to determine when entities are required to report security breaches and also makes covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates, in accordance with the federal common law of agency. If we or any of our subcontractors experience a breach of patient information, the expanded liability for business associates could result in substantial financial and reputational harm.
The two rules that were promulgated pursuant to HIPAA that could most significantly affect our business are: (i) the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, and (ii) the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule. The Privacy Rule restricts the use and disclosure of patient information, and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The Security Rule establishes elaborate requirements for safeguarding patient health information transmitted or stored electronically. The Privacy Rule and the Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures, but we may be required to make additional costly system purchases and modifications to comply with evolving HIPAA rules and to perform periodic audits and refinements as required by HIPAA.
Other federal and state laws restricting the use and protecting the privacy and security of protected health information and/or personally identifiable information also apply to us directly by law or indirectly through contractual obligations to our members that are directly subject to the laws. If we do not properly comply with existing or new laws and regulations related to protected health information and personally identifiable information, we could be subject to criminal or civil sanctions.
We are subject to various privacy related regulations promulgated under the Gramm-Leach-Bliley Act, which may include increased cost of compliance.
We are subject to various laws, rules and regulations related to privacy, information security and data protection promulgated under the Gramm-Leach-Bliley Act, and we could be negatively impacted by these laws, rules and regulations. The Gramm-Leach-Bliley Act guidelines require, among other things, that we develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.
Changes in laws and regulations relating to interchange fees on payment card transactions would adversely affect our revenue and results of operations.
At both the federal and state level, there are recent changes and proposed changes to existing laws and regulations that would limit the fees or interchange rates that can be charged on payment card transactions. For example, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act known as the Durbin Amendment gave the Federal Reserve Board, or the FRB, the power to regulate payment card interchange fees. On June 29, 2011, the FRB issued its final rule that set a cap, which took effect on October 1, 2011, on the interchange fee an issuer can receive from a single payment card transaction. Our HSA-linked payment cards are exempt from the rule. However, to the extent that our other payment cards or issuing banks lose their exempt status, the interchange rates applicable to transactions involving our payment cards or issuing banks could be impacted, which would decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.
Our investment advisory services are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
Our subsidiary HealthEquity Advisors, LLC is a registered investment advisor that provides web-only investment advisory services. As such, it must comply with the requirements of the Advisers Act and related SEC regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC, or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our clients, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.
Our distribution model relies on the cooperation of our Network Partners. If our Network Partners choose to partner with other providers of technology-enabled services that empower healthcare consumers, including HSA services, our business could be materially and adversely affected.
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. Certain of our Health Plan Partners enjoy significant market share in various geographic regions. If these Health Plan Partners choose to partner with our competitors, our results of operations, business and prospects could be materially adversely affected.
Declining levels of interest rates may reduce our ability to generate income on our cash AUM and to attract deposits into HSAs, which would adversely affect our profitability.
As a non-bank custodian, we must partner with our FDIC-insured custodial depository bank partners to hold and invest our cash AUM. We generate a significant portion of our consolidated revenue from fees we earn from our FDIC-insured custodial depository bank partners. For example, during the three and six months ended July 31, 2014 and 2013, we generated approximately 28%, 31%, 27% and 31%, respectively, of our total revenue from custodial fees. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our cash AUM. In addition, if we do not offer our HSA Members competitive interest rates, our members may choose not to deposit their HSA cash balances with us. Any such scenario could materially and adversely affect our business and results of operations.
If our customers do not continue to utilize our payment cards, our results of operations, business and prospects would be materially adversely affected.
We derived 20%, 20%, 21% and 21% of our total revenue during the three and six months ended July 31, 2014 and 2013, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.
We rely on a single bank identification number sponsor for our payment cards, and a change in relationship with this sponsor or its failure to comply with certain banking regulations could materially and adversely affect our business.
We rely on a single bank identification number sponsor, or BIN sponsor, in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsor enables us to link the payment cards that we offer our members to the VISA network, thereby allowing our members to use our payment cards to pay for healthcare-related expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsor, including a significant decline in its financial condition, a decline in the quality of its service, its inability to comply with applicable banking and financial service regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering. In addition, we do not have a long-term contract with our BIN sponsor, and it may increase the fees it charges us or terminate its relationship with us. If we were required to change BIN sponsors, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the recent increased regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
On June 10, 2014, our BIN sponsor disclosed that it had entered into a consent order with the FDIC relating to its obligations under the Bank Secrecy Act. Under the order, the BIN sponsor agreed to, among other things, certain restrictions on its prepaid card program and other programs. Based on the information currently available to us, we do not believe this order restricts the BIN sponsor from continuing its business with us. However, we cannot assure you that the order will not have any impact on our business, either directly or indirectly, by affecting the BIN sponsor’s desire to continue to conduct such business or the terms thereof. Should the FDIC-imposed consent order reduce or eliminate our BIN sponsor’s willingness to conduct business with us, negatively impact the terms of our agreement with our BIN sponsor, or reduce the financial viability of our BIN sponsor, our business, financial condition and results of operations could be materially and adversely affected for the reasons discussed above.
We rely on our FDIC-insured custodial depository bank partners for certain custodial account services from which we generate fees. A business failure in any FDIC-insured custodial depository bank partner would materially and adversely affect our business.
As a non-bank custodian, we rely on our seven FDIC-insured custodial bank partners to hold and invest our cash AUM. If any material adverse event were to affect one of our FDIC-insured custodial depository bank partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us as our current agreements, especially in light of the recent consolidation in the banking industry, which has rendered the market for FDIC-insured retail banking services less competitive.
We receive important services from third-party vendors. Replacing them would be difficult and disruptive to our business.
We have entered into contracts with third-party vendors to provide critical services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, and card production. For example, we rely on a third-party vendor to process transactions involving our payment cards. Accordingly, we depend, in part, on the services, technology and software of this vendor and other third-party service providers. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. It would be difficult to replace some of our third-party vendors, such as our payment card transaction processor, in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations.
We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our online platform that could lead to lost customers or harm to our reputation.
We rely on certain cloud-based software licensed from third parties to run our business. For example, we utilize Oracle Corporation’s RightNow cloud solution to manage our customer relations. This software may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in delays in the provisioning of our products and services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, we have certain service level agreements with our customers for which the availability of this software is critical. Any decrease in the availability of our service as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in our incurring significant costs to implement such changes or upgrades.
We must adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others.
We believe that the HealthEquity brand is critical to the success of our business, and we utilize trademark registration and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition and prospects.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and attracting new customers and strategic partners. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain a sufficient number of customers and strategic partners necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services.
We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.
We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	the need to integrate or implement additional controls, procedures and policies;

•	harm to our existing business relationships with customers and strategic partners as a result of the acquisition;

•	the diversion of management’s time and resources from our core business;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	our ability to coordinate organizations that are geographically diverse and that have different business cultures;

•	our ability to comply with the regulatory requirements applicable to the acquired business;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition. Even if we are successful in completing and integrating an acquired business, the acquired businesses may not perform as we expect or enhance the value of our business as a whole.
Our quarterly operating results may fluctuate significantly from period to period, which could adversely impact the value of our common stock.
Our quarterly operating results, including our revenue, gross profit, net income and cash flows, may vary significantly in the future, which could cause our stock price to decline rapidly, may lead analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other unanticipated issues. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Our quarterly operating expenses and operating results may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

We have recorded a significant amount of intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill, which could adversely affect our costs and business operations.
Our condensed consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $26.1 million in intangible assets, together representing approximately 47% of our total assets as of July 31, 2014. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
If we are unable to meet or exceed the net worth test required by the Internal Revenue Service, or IRS, we could be unable to maintain our non-bank custodian status, which would have a material adverse impact on our ability to operate our business.
As a non-bank custodian, we are required to comply with Treasury Regulations Section 1.408-2(e), or the Treasury Regulations, including the net worth requirements set forth therein. If we should fail to comply with the Treasury Regulations’ non-bank custodian requirements, including the net worth requirements, we could be unable to accept new custodial assets or be unable to rely on our previously granted IRS Notice of Approval to serve as a non-bank custodian, which would have a material adverse impact on our business operations. Net worth is defined for this purpose as the amount of our assets less the amount of our liabilities, as determined in accordance with GAAP. If we fail to comply with the Treasury Regulations, including the net worth requirements, such failure would materially and adversely affect our ability to maintain our current custodial accounts and grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of our authorization to operate as a non-bank custodian.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of July 31, 2014, we had approximately 1.1 million HSA Members and $1.8 billion in AUM representing growth of 46% and 41%, respectively, from July 31, 2013. For the three and six months ended July 31, 2014, our total revenue and Adjusted EBITDA were approximately $20.9 million, $41.1 million, $6.9 million and $13.7 million, respectively, which represents year over year annual growth rates of approximately 39%, 39%, 48% and 61%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. While to date we believe we have effectively managed the effect on our operations resulting from the rapid growth of our business, our growth strategy contemplates further increasing the number of our HSA Members and our AUM at relatively similar growth rates. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.
Our success depends in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition and results of operations could be materially and adversely affected.
We must be able to operate and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of customers, as well as to enhance our existing products and services, attract new customers and strategic partners, and offer new products and services, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability and customer loss. We are currently investing in significant upgrading of the capacity and performance of our proprietary technology platform and database design to ensure continued performance at scale, to reduce spending on maintenance activities, and to enable us to execute technology innovation more quickly. If we are unsuccessful in implementing these upgrades to our platform, we may be unable to adequately meet the needs of our customers and/or implement technology-based innovation in response to a rapidly changing market, which could harm our reputation and adversely impact our business, financial condition and results of operations.
We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing, introducing and updating these products and services on our business.
We intend to continue to invest in technology and development to create new and enhanced products and services to offer our customers. During this past year, we have added several new features to our platform and have continued to enhance the platform’s mobile compatibility. We also introduced mobile apps on the Android and iOS platforms. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise in these areas. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development. Some new services may be received negatively by our existing and/or potential customers and strategic partners and have to be put on hold or cancelled entirely.
Our ability to attract and retain new customer revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new products or services or enhance our existing products or services to meet member or network partner requirements, our results of operations, financial condition, business or prospects may be materially adversely affected.
Developing and implementing new and updated applications, features and services for our technology platform may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.
Attracting and retaining new customers require us to continue to improve the technology underlying our proprietary technology platform. Accordingly, we must continue to develop new and updated applications, features and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing ones, we may lose potential and existing customers. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our content offerings and healthcare saving and spending services. These efforts may:

•	cost more than expected;

•	take longer than originally expected;

•	require more testing than originally anticipated;

•	require additional advertising and marketing costs; and

•	require the acquisition of additional personnel and other resources.

The revenue opportunities generated from these efforts may fail to justify the amounts spent.
Any failure to offer high-quality customer support services could adversely affect our relationships with our customers and strategic partners and our operating results.
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our products and services and business and on positive recommendations from our existing customers. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platform. Interruptions or delays that inhibit our ability to meet that standard may hurt our reputation or ability to attract and retain customers.
We rely on our management team and key employees and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our founder and senior management team and other key personnel. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time or based on performance. The value to employees of stock options that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. Although we have not historically experienced unique difficulties attracting qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business will be harmed.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
We might require additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.
If our cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to maintain compliance with the Treasury Regulations including the net worth requirements set forth therein or to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

•	issuing additional shares of our common stock or other equity securities;

•	issuing debt securities; or

•	borrowing funds under a credit facility.
We may not be able to raise needed cash on a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. In addition, if we were to raise cash through a debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could adversely affect our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.

Our ability to limit our liabilities by contract or through insurance may be ineffective or insufficient to cover our future liabilities.
We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.

We may not be able to adequately protect our intellectual property rights and efforts to protect them may be costly and may substantially harm our business.
Our future success and competitive position are dependent in part upon our ability to protect our intellectual property rights. We have largely relied, and expect to continue to rely, on copyright, trade secret and trademark laws, as well as generally relying on confidentiality procedures and agreements with our employees, consultants, customers and vendors, to control access to, and distribution of, technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, use or distribute our technology without authorization. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position. U.S. copyright, trademark and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations.
Policing unauthorized use of our trademarks and technology is difficult and the steps we take may not prevent misappropriation of the trademarks or technology on which we rely. If competitors are able to use our trademarks or technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected. We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not ultimately be successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management’s attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.
Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, independent contractors, advisers and customers. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website and advertising and marketing activities.
Trademark, copyright and other intellectual property rights are important to us and our business. Our intellectual property rights extend to our technologies, applications and the content on our website. We also rely on intellectual property licensed from third parties. From time to time, third parties may allege that we have violated their intellectual property rights. If we are forced to defend ourselves against intellectual property infringement claims, regardless of the merit or ultimate result of such claims, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our website or inability to market or provide our products and services. As a result of any such dispute, we may have to:

•	develop non-infringing technology;

•	pay damages;

•	enter into royalty or licensing agreements;

•	cease providing certain products or services; or

•	take other actions to resolve the claims.

If we cannot protect our domain name, our ability to successfully promote our brand will be impaired.
We currently own the web domain name www.healthequity.com, which is critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing a strong brand for HealthEquity if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.
If one or more jurisdictions successfully assert that we should have collected or in the future should collect additional sales and use taxes on our fees, we could be subject to additional liability with respect to past or future sales and the results of our operations could be adversely affected.
We do not collect sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. In those jurisdictions and in those cases where we do believe sales taxes are applicable, we collect and file timely sales tax returns. Currently, such taxes are minimal. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.

Our online platform is hosted from two data centers. Any disruption of service at our facilities or our third-party hosting providers could interrupt or delay our customers’ access to our products and services, which could harm our operating results.
The ability of our employees, members, Health Plan Partners and Employer Partners to access our technology platform is critical to our business. We currently serve our customers from data centers located in Draper, Utah, with a backup site in Austin, Texas. We cannot ensure that the measures we have taken will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

•	extended power loss;

•	telecommunications failures from multiple telecommunications providers;

•	natural disaster or an act of terrorism;

•	software and hardware errors, or failures in our own systems or in other systems;

•	network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;

•	theft and vandalism of equipment; and

•	actions or events caused by or related to third parties.

We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure off-site storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our online platform in the event of the interruption of services at our primary data center. Even with this data recovery center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our online platform and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any future errors, failure, interruptions or delays experienced in connection these third-party technologies could delay our customers’ access to our products, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our customers and strategic partners to cease doing business with us, any of which could negatively impact our revenue.
Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products and services, which could cause us to lose customers and harm our operating results.
Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver our products and services. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events.
Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our platform or slower response times could reduce our customers’ ability to access our platform, impair our delivery of our products and services and harm the perception of our platform as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.
Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

Risks relating to owning our common stock
We have identified a material weakness in our financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we have failed to remediate our material weakness or if we fail to maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

In connection with our preparation for our initial public offering, we concluded that there was a material weakness in our financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended January 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness we identified comprises our lack of sufficient expertise to appropriately address and timely account for complex, non-routine transactions in accordance with GAAP. The evidence of this material weakness relates primarily to the measurement and classification of redeemable convertible preferred stock and warrants issued in connection with the redeemable convertible preferred stock. For a discussion of the remediation plan that we executed, see "Item 4. Controls and Procedures." However, if we have not successfully remediated this material weakness, and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable listing requirements of the NASDAQ Stock Market, or NASDAQ.
The market price of our common stock may be volatile.

The stock market in general has been highly volatile. As a result, the market price and trading volume for our common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and other regulations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our management team; and

•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber attack, civil unrest in various parts of the world, acts of war, terrorist attacks or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our common stock and may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock. Following periods of volatility in the market price of a company’s securities, stockholders often file securities class-action lawsuits against such company. Our involvement in a class-action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, financial condition and results of operations.
Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
As of August 31, 2014, we had 54,726,740 shares of common stock outstanding, of which 43,764,786 shares are subject to restrictions on resale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until January 27, 2015, subject to certain extensions. Immediately after the lock-up termination all shares of our common stock will be freely transferable without restriction or registration under the Securities Act of 1933, as amended, except for shares held by our “affiliates,” which remain subject to the restrictions in Rule 144 under the Securities Act. J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, the representatives of the underwriters, may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements entered into in connection with our initial public offering.

In addition, holders of approximately 24,250,236 shares, or 44.3%, of our common stock have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future. Once we register the shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions contained in the lock-up agreements. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.
Our principal stockholder owns a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

As of August 31, 2014, our principal stockholder, Berkley, owned approximately 28.1% of our outstanding voting shares. Therefore, Berkley may have the ability to influence us through its ownership position. Berkley may be able to determine all matters requiring stockholder approval. For example, it may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws do not permit cumulative voting in the election of directors. The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board’s decision regarding a takeover.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the securities or industry analysts that covers us downgrades our shares or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our stock price or trading volume to decline.
We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among other things, the market value of common equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

If some investors find our common stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an emerging growth company.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Being a public company and these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
We do not intend to pay regular cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have no current plans to declare and pay any cash dividends for the foreseeable future. We currently intend to retain all our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report following our initial public offering, which will be for our year ending January 31, 2016, provide a management report on internal controls over financial reporting. Sarbanes-Oxley also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an emerging growth company. We do not expect to have our independent registered public accounting firm attest to our management report on internal controls over financial reporting for so long as we are an emerging growth company. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue debt securities in the future, which would rank senior to shares of our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their share holdings in us.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include the inability of our stockholders to act by written consent and certain advance notice procedures with respect to stockholder proposals and nominations for candidates for the election of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and Delaware law to prevent or delay a transaction involving a change in control of our company, even if doing so would benefit our stockholders.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim for breach of a fiduciary duty owed by any of our directors and officers to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated

certificate of incorporation or our amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock

On August 5, 2014, we closed our initial public offering of 10,465,000 shares of common stock sold by us. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196645), which was declared effective by the SEC on July 30, 2014. JP Morgan & Chase Co. and Wells Fargo acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were $146.5 million. After deducting underwriting discounts and commissions of approximately $10.3 million and offering expenses payable by us of approximately $3.7 million, we received approximately $132.5 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated July 30, 2014) filed with the SEC on August 1, 2014 pursuant to Rule 424(b) of the Securities Act. We paid a previously declared cash dividend of $50 million on shares of our common stock outstanding on August 4, 2014. In addition, we paid a cash dividend of approximately $344,000 on shares of our outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014. The remainder of the funds received were invested in registered money market funds.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 12, 2014	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
10.1+†	Employment agreement, dated July 30, 2014, between the Registrant and Frode Jensen.
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
†	Indicates management contract or compensatory plan.
#
These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.