Form 10-Q
period 2014-10-31
HEALTHEQUITY INC
filed 2014-12-11
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 30, 2014, there were 54,753,740 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial statements
	Condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014 (unaudited)	3
	Condensed consolidated statements of operations and comprehensive income for the three and nine months ended October 31, 2014 and 2013 (unaudited)	4
	Condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the nine months ended October 31, 2014 (unaudited)	5
	Condensed consolidated statements of cash flows for the nine months ended October 31, 2014 and 2013 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	7
Item 2.	Management's discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and qualitative disclosures about market risk	30
Item 4.	Controls and procedures	31
Part II. OTHER INFORMATION
Item 1.	Legal proceedings	31
Item 1A.	Risk factors	31
Item 2.	Unregistered sales of equity securities and use of proceeds	49
Item 6.	Exhibits	49
	Signatures	49
	Exhibit index	50

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	October 31, 2014	January 31, 2014
Assets
Current assets
Cash and cash equivalents	$107,854	$13,917
Accounts receivable, net of allowance for doubtful accounts of $40 as of October 31, 2014 and January 31, 2014	6,054	5,705
Inventories	756	391
Deferred tax asset	1,392	3,080
Prepaid expenses	2,787	663
Total current assets	118,843	23,756
Property and equipment, net	2,688	1,992
Intangible assets, net	26,250	24,691
Goodwill	4,651	4,651
Other investments	305	—
Total assets	$152,737	$55,090
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$908	$2,368
Accrued compensation	3,009	4,134
Accrued liabilities	2,419	2,927
Total current liabilities	6,336	9,429
Long-term liabilities
Deferred rent	481	393
Series D-3 redeemable convertible preferred stock derivative liability	—	6,182
Deferred tax liability	5,416	5,078
Total long-term liabilities	5,897	11,653
Total liabilities	12,233	21,082
Commitments and contingencies (see note 5)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.0001 par value, 26,473 shares authorized; no shares issued and outstanding as of October 31, 2014 and 17,349 shares issued and outstanding as of January 31, 2014; liquidation preference of $0 and $43,128 as of October 31, 2014 and January 31, 2014, respectively	—	46,714
Stockholders’ equity (deficit)
Convertible preferred stock, $0.0001 par value, 6,738 shares authorized, no shares issued and outstanding as of October 31, 2014 and 6,156 shares issued and outstanding as of January 31, 2014; liquidation preference of $0 and $12,764 as of October 31, 2014 and January 31, 2014, respectively	—	8,129
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 54,754 and 7,038 shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively	5	1
Common stock warrants	—	2,334
Additional paid-in capital	154,874	—
Accumulated deficit	(14,375)	(23,170)
Total stockholders’ equity (deficit)	140,504	(12,706)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$152,737	$55,090
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013

Revenue
Account fee revenue	$11,086	$7,496	$32,022	$21,721
Custodial fee revenue	6,196	4,816	17,557	13,913
Card fee revenue	4,317	2,853	12,848	8,929
Other revenue	263	83	557	291
Total revenue	21,862	15,248	62,984	44,854

Cost of services
Account costs	7,057	4,977	20,188	14,677
Custodial costs	1,050	858	2,994	2,737
Card costs	1,467	1,006	4,284	2,989
Other costs	56	29	58	71
Total cost of services	9,630	6,870	27,524	20,474

Gross profit	12,232	8,378	35,460	24,380

Operating expenses
Sales and marketing	2,275	1,876	6,829	5,458
Technology and development	2,811	1,803	7,299	5,131
General and administrative	2,443	894	5,252	2,629
Amortization of acquired intangible assets	409	409	1,227	1,227
Total operating expenses	7,938	4,982	20,607	14,445

Income from operations	4,294	3,396	14,853	9,935

Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—	(109)	(735)	(109)
Other expense, net	(145)	(29)	(276)	(152)

Total other expense	(145)	(138)	(1,011)	(261)

Income before income taxes	4,149	3,258	13,842	9,674

Income tax provision	1,100	1,280	5,047	3,724

Net income and comprehensive income	$3,049	$1,978	$8,795	$5,950

Net income attributable to common stockholders:
Basic	$3,020	$607	$10,245	$1,717
Diluted	$3,036	$1,213	$9,530	$3,520

Net income per share attributable to common stockholders:
Basic	$0.06	$0.11	$0.44	$0.31
Diluted	$0.05	$0.04	$0.19	$0.12

Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	53,678	5,582	23,232	5,548
Diluted	57,553	28,725	50,052	28,705

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) (unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Common stock warrants	Additional paid-in capital	Accumu- lated deficit	Total stock- holders' equity (deficit)
(in thousands, except exercise prices)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2014	17,349	$46,714	6,156	$8,129	7,038	$1	$2,334	$—	$(23,170)	$(12,706)
Issuance of series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	(347)	—	(347)
Issuance of common stock cash dividend	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Issuance of common stock:
Exercise of 2,972 warrants at $0.8008 per share	—	—	—	—	2,972	—	(2,334)	4,714	—	2,380
Exercise of 1,793 options at $1.3370 per share	—	—	—	—	1,793	—	—	2,397	—	2,397
Conversion of preferred stock to common stock upon initial public offering	(17,349)	(42,693)	(6,156)	(8,129)	32,486	3	—	50,819	—	42,693
Issuance of common stock	—	—	—	—	10,465	1	—	132,586	—	132,587
Stock-based compensation	—	—	—	—	—	—	—	793	—	793
Tax benefit on stock options exercised	—	—	—	—	—	—	—	2,974	—	2,974
Redeemable convertible preferred stock accretion	—	(4,021)	—	—	—	—	—	4,021	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	—	—	—	—	—	—	6,917	—	6,917
Net income	—	—	—	—	—	—	—	—	8,795	8,795
Balance as of October 31, 2014	—	$—	—	$—	54,754	$5	$—	$154,874	$(14,375)	$140,504
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2014	2013

Cash flows from operating activities:

Net income	$8,795	$5,950

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,187	3,140
Loss on revaluation of redeemable convertible preferred stock derivative	735	109
Imputed interest on notes payable	—	30
Deferred taxes	2,026	3,670
Stock-based compensation	793	44
Changes in operating assets and liabilities:
Restricted cash	—	791
Accounts receivable	(349)	(186)
Inventories	(365)	(204)
Prepaid expenses	(2,124)	(230)
Accounts payable	(1,542)	(533)
Due to trust	—	(791)
Accrued compensation	(1,125)	(555)
Accrued liabilities	(540)	1,080
Income taxes payable	—	(77)
Deferred rent	88	199

Net cash provided by operating activities	10,579	12,437

Cash flows from investing activities:

Purchase of property and equipment	(1,477)	(1,226)
Purchase of software and capitalized software development costs	(4,851)	(2,735)
Purchase of other investments	(305)	—

Net cash used in investing activities	(6,633)	(3,961)

Cash flows from financing activities:

Repayment of notes payable	—	(1,500)
Dividend payments	(50,347)	—
Proceeds from initial public offering, net of payments for offering costs	132,587	—
Proceeds from exercise of common stock options	2,397	232
Proceeds from exercise of common stock warrants	2,380	17
Tax benefit from exercise of common stock options	2,974	—

Net cash provided by (used in) financing activities	89,991	(1,251)

Increase in cash and cash equivalents	93,937	7,225

Beginning cash and cash equivalents	13,917	5,905

Ending cash and cash equivalents	$107,854	$13,130

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$50,822	$—
Preferred stock accretion	4,021	925
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	6,917	—
Common stock warrants exercised	2,334	35
Series D-3 redeemable convertible preferred stock dividend	—	519
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
Basis of presentation—The accompanying condensed consolidated financial statements as of October 31, 2014 and for the three and nine months ended October 31, 2014 and 2013 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's final prospectus (dated July 30, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on August 1, 2014.
The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Initial public offering—On August 5, 2014, the Company consummated its initial public offering ("IPO") and issued and sold 10,465,000 shares of its common stock at a public offering price of $14.00 per share, less the underwriters' discount. The Company received net proceeds of approximately $132.6 million after deducting underwriters' discounts and commissions of approximately $10.2 million and other offering expenses payable by the Company of approximately $3.7 million. The underwriting discounts and commissions and other offering expenses were recorded as an offset against the IPO proceeds in additional paid-in capital upon the closing of the IPO on August 5, 2014.
Capital structure—On July 14, 2014, the Company's board of directors approved an amended and restated certificate of incorporation, pursuant to which the total number of shares of all classes of capital stock that the Company is authorized to issue is 1,000,000,000 shares, including 900,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.0001 per share. The amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware and became effective on August 5, 2014.
On July 14, 2014, the Company's board of directors declared a cash dividend in an aggregate amount of $50.0 million on shares of the Company's common stock outstanding on August 4, 2014 (after giving effect to the conversion of all outstanding convertible preferred stock and redeemable convertible preferred stock into shares of common stock). The terms of each of the Company's stock plans, including the 2003 Director Stock Plan, 2003 Stock Plan, 2005 Stock Plan, 2006 Stock Plan, 2009 Stock Plan and the 2014 Equity Incentive Plan (the "Incentive Plan") requires an adjustment to outstanding stock options to prevent dilution of the holders’ interests as a result of the foregoing special dividend. Accordingly, the Company's board of directors approved an adjustment to reduce the exercise price of each of the stock options outstanding as of the record date, August 4, 2014, for the dividend by $1.00.
As of the close of business on August 4, 2014, all of the Company's redeemable convertible preferred stock and convertible preferred stock converted into 32,486,588 shares of common stock.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.
Revision of previously issued financial statements—In the three months ended October 31, 2014, the Company identified an error that originated in the three months ended July 31, 2014. This error was caused by using an incorrect fair value amount in calculating the windfall tax benefit for a portion of the vested options exercised during the period. The adjustment increased prepaid expenses and additional paid-in capital by approximately $1.0 million. The error also decreased cash provided by operating activities by $1.0 million and increased cash provided by financing activities by the same amount. The error had no impact to the condensed consolidated statement of operations and comprehensive income. The correction has been properly reflected in both the condensed consolidated balance sheets as of October 31, 2014, and in the condensed consolidated statements of cash flows for the nine months ended October 31, 2014. The Company determined this error did not materially impact the July 31, 2014 financial statements nor the October 31, 2014 financial statements; however, in order to correctly present the financial statements, the July 31, 2014 financial statements will be revised the next time the financial statements are filed to reflect this correction.
Note 2. Net income per share attributable to common stockholders
The Company computes net income per share of common stock in conformity with the two-class method required for participating securities. The Company considers its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend is paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders (continued)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Numerator (basic and diluted):
Net income	$3,049	$1,978	$8,795	$5,950
Add back (deduction): accretion of redeemable convertible preferred stock	—	(245)	4,021	(925)
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	(21)	(650)	(1,286)	(1,951)
Less: undistributed income attributed to redeemable convertible preferred stockholders	(8)	(476)	(1,285)	(1,357)
Net income attributable to common stockholders for basic earnings per share	$3,020	$607	$10,245	$1,717
Add back: dividend of redeemable convertible preferred stock	15	241	1,286	723
Add back (deduction): accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	75	(4,021)	284
Add back: series D-3 derivative liability revaluations	—	—	735	—
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	1	290	1,285	796
Net income attributable to common stockholders for diluted earnings per share	$3,036	$1,213	$9,530	$3,520

Denominator (basic):
Weighted-average common shares outstanding	53,678	5,582	23,232	5,548
Denominator (diluted):
Weighted-average common shares outstanding	53,678	5,582	23,232	5,548
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	2,944	1,156	3,290	1,168
Weighted-average dilutive effect of common shares from stock warrants	3	2,579	1,634	2,581
Dilutive effect from preferred stock assuming conversion	928	19,408	21,896	19,408
Weighted-average common shares outstanding	57,553	28,725	50,052	28,705
Net income per share attributable to common stockholders:
Basic	$0.06	$0.11	$0.44	$0.31
Diluted	$0.05	$0.04	$0.19	$0.12

For the three months ended October 31, 2014 and 2013, approximately 322,000 and 14.5 million shares, respectively, attributable to outstanding series D-3 redeemable convertible preferred stock, series C redeemable convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders (continued)

For the nine months ended October 31, 2014 and 2013, approximately 164,000 and 14.4 million shares, respectively, attributable to outstanding series D-3 redeemable convertible preferred stock, series C redeemable convertible preferred stock and stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Property and equipment
Property and equipment consisted of the following as of October 31, 2014 and January 31, 2014:

(in thousands)	October 31, 2014	January 31, 2014
Leasehold improvements	$482	$329
Furniture and fixtures	1,317	1,094
Computer equipment	4,176	3,075
Property and equipment, gross	5,975	4,498
Accumulated depreciation	(3,287)	(2,506)
Property and equipment, net	$2,688	$1,992
Depreciation expense for the three and nine months ended October 31, 2014 was $290,000 and $776,000, respectively, and $215,000 and $562,000 for the three and nine months ended October 31, 2013, respectively.
Note 4. Intangible assets and goodwill
During the three and nine months ended October 31, 2014, the Company capitalized software development costs of $1.4 million and $3.8 million, respectively, and $343,000 and $948,000 for the three and nine months ended October 31, 2013, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of October 31, 2014 and January 31, 2014:

(in thousands)	October 31, 2014	January 31, 2014
Amortized intangible assets:
Capitalized software development costs	$9,073	$5,290
Software	4,532	3,351
Acquired intangible member assets	24,563	24,563
Intangible assets, gross	38,168	33,204
Accumulated amortization	(11,918)	(8,513)
Intangible assets, net	$26,250	$24,691
During the three and nine months ended October 31, 2014, the Company incurred and expensed a total of $1.2 million and $3.2 million, respectively, and $541,000 and $1.7 million for the three and nine months ended October 31, 2013, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three and nine months ended October 31, 2014 was $1.3 million and $3.4 million, respectively, and $936,000 and $2.6 million for the three and nine months ended October 31, 2013, respectively.
All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the three and nine months ended October 31, 2014 and 2013.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2014 are disclosed in the Company’s consolidated financial statements included in its final prospectus (dated July 30, 2014) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on August 1, 2014, and did not change materially during the three and nine months ended October 31, 2014 except for the following:
In March 2014, the Company modified its corporate office lease to expand its existing space for an additional commitment of $1.1 million over the term of the original lease.
Lease expense for office space for the three and nine months ended October 31, 2014 was $374,000 and $944,000, respectively, and $237,000 and $672,000 for the three and nine months ended October 31, 2013, respectively. Expense for other lease agreements for the three and nine months ended October 31, 2014 was $67,000 and $166,000, respectively, and $62,000 and $127,000 for the three and nine months ended October 31, 2013, respectively.

Note 6. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and nine months ended October 31, 2014, the Company recorded a provision for income taxes of $1.1 million and $5.0 million, respectively. The resulting effective tax rate was 26.5% and 36.5%, compared with an effective tax rate of 39.3% and 38.5% for the three and nine months ended October 31, 2013, respectively. For the three and nine months ended October 31, 2014, the net impact of discrete tax items caused a 12.1% and 3.1% decrease to the effective tax rate primarily due to the recognition of research and development tax credits, book stock compensation expense on stock options vesting upon the Company's initial public offering treated as a discrete event, and the impact of changes in estimated annual tax rates. For the three and nine months ended October 31, 2013, the net impact of discrete tax items was not significant. The effective tax rate decreased over the same period last year primarily due to discrete tax items, offset by an increase in permanent tax items in relation to income before income taxes, including expiration of the federal research and development tax credits as of December 31, 2013.
As of October 31, 2014 and January 31, 2014, the Company’s total gross unrecognized tax benefit was $229,000 and $256,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets. As a result, the unrecognized tax benefit recorded as of October 31, 2014 and January 31, 2014 was $53,000 and $47,000, respectively. Substantially all of the gross unrecognized tax benefit, if recognized, would affect the Company’s effective tax rate. The Company anticipates a decrease of $6,000 in total gross unrecognized tax benefits within 12 months of the reporting date related to an uncertain tax position on research and development credits claimed for which a lapse of the applicable statute of limitations is expected.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2003.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Redeemable convertible preferred stock and convertible preferred stock
In connection with the Company's IPO, all outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred stock converted into 32,486,588 shares of common stock. In accordance with their respective terms, shares of the series A and series B convertible preferred stock and D-3 redeemable convertible preferred stock converted into shares of common stock on a 1:1 basis, shares of series C redeemable and convertible preferred stock converted into shares of common stock on a 1:1.38 basis, shares of the series D-1 redeemable convertible preferred stock converted into shares of common stock on a 1:2 basis, and shares of the series D-2 redeemable convertible preferred stock converted into shares of common stock on a 1:2.27 basis. As a result, as of August 4, 2014, amounts associated with the convertible preferred stock and redeemable convertible preferred stock were reclassified to additional paid-in capital, and no amounts were outstanding as of October 31, 2014.
As of January 31, 2014, the Company had outstanding shares of series A and B convertible preferred stock and series C, D-1, D-2, and D-3 redeemable convertible preferred stock. Redeemable convertible preferred stock and convertible preferred stock as of January 31, 2014 consisted of the following:

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

Note 8. Common stock warrants
In conjunction with a rights equalization agreement, the Company issued warrants to series A convertible preferred stockholders to purchase 150,000 shares of its common stock for $1.00 per share, The warrants were exercisable through November 2015, of which 26,000 were exercised with 124,000 outstanding as of January 31, 2014. The 124,000 warrants outstanding as January 31, 2014 were all exercised during the nine months ended October 31, 2014. The warrants had a fair market value of $51,000 at the date of issuance.
In conjunction with the issuance of the series B convertible preferred stock, warrants to purchase 400,000 shares of common stock with an exercise price of $1.00 per share were granted to series B convertible preferred stockholders. The warrants were exercisable through February 2014, of which 50,000 were exercised with 350,000 outstanding as of January 31, 2014. Of the 350,000 warrants outstanding as of January 31, 2014, 340,000 were exercised, and 10,000 were forfeited during the nine months ended October 31, 2014. The warrants had a fair market value of $44,000 at the date of issuance.
The Company issued warrants to purchase an additional 200,000 shares of common stock to series B convertible preferred stockholders with an exercise price of $1.00 per share. The warrants were exercisable through September 2015, of which 5,000 were exercised with 195,000 outstanding as of January 31, 2014. The 195,000 warrants outstanding as of January 31, 2014 were all exercised during the nine months ended October 31, 2014. The warrants had a fair market value of $66,000 at the date of issuance.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Common stock warrants (continued)

In conjunction with the issuance of the series C redeemable convertible preferred stock, the Company issued detachable warrants to purchase 600,000 shares of common stock with an exercise price of $1.50 per share to series C redeemable convertible preferred stockholders. The warrants were exercisable through August 2016, of which 10,000 were exercised with 590,000 outstanding as of January 31, 2014. The 590,000 warrants outstanding as of January 31, 2014 were all exercised during the nine months ended October 31, 2014. The warrants had a fair market value of $339,000 at the date of issuance. The Company issued warrants to purchase an additional 1.0 million shares of common stock to series C redeemable convertible preferred stockholders with an exercise price of $0.01 per share. The warrants were exercisable through May 2017, of which 4,000 were exercised with 1.0 million outstanding as of January 31, 2014. The 1.0 million warrants outstanding as of January 31, 2014 were all exercised during the nine months ended October 31, 2014. The warrants had a fair market value of $1.6 million at the date of issuance.
In conjunction with the issuance of the series D-1 redeemable convertible preferred stock, the Company issued detachable warrants to purchase 400,000 shares of common stock with an exercise price of $2.00 per share. The warrants were exercisable upon the option of the stockholder through August 2018, of which 400,000 were outstanding as of January 31, 2014. The 400,000 warrants outstanding as of January 31, 2014 were all exercised during the nine months ended October 31, 2014.
In conjunction with the issuance of the series D-3 redeemable convertible preferred stock, warrants to purchase 966,000 shares of common stock with an exercise price of $0.01 per share were granted to series D-3 redeemable convertible preferred stockholders. The warrants were exercisable through August 2021, of which 767,000 were exercised with 199,000 outstanding as of January 31, 2014. The warrants outstanding as of January 31, 2014 were all exercised during the nine months ended October 31, 2014. The warrants had a value of $1.7 million at the date of issuance.
As a result of the foregoing, as of October 31, 2014, there were no warrants outstanding.

Note 9. Stock options
On January 30, 2014, the Company’s board of directors approved, and the Company adopted, the Incentive Plan providing for the issuance of stock options to the directors and employees of the Company to purchase up to an aggregate of 600,000 shares of common stock. No stock options were issued to directors of the Company from the Incentive Plan as of January 31, 2014.
In July 2014, the Company's board of directors voted to increase the shares of common stock reserved under the Incentive Plan by 2,000,000 shares from 600,000 shares of common stock to 2,600,000 shares of common stock. In addition, the board of directors voted to provide that the number of shares of common stock reserved for issuance under the Incentive Plan will automatically increase on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of October 31, 2014, 631,000 shares were available for grant under the Incentive Plan.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock Options (continued)

During the three and nine months ended October 31, 2014, the Company granted 56,000 and 487,500 time-based stock options to certain directors and key employees, respectively, of which 56,000 and 405,000 vest over a period of 4 years and 82,500 of which vest on January 31, 2015. In addition, during the three and nine months ended October 31, 2014, the Company granted 58,000 and 1.4 million performance-based stock options, respectively, to certain key employees under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance-based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the fiscal year 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the fiscal year 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for fiscal year 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for fiscal year 2019.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2014	6,369	$1.10 - 4.50	$1.77	6.34	$14,621
Granted	1,946	$14.00 - 18.93	$14.29
Exercised	(1,793)	$0.50 - 2.50	$1.34
Forfeited	(169)	$1.25 - 14.00	$9.97
Outstanding as of October 31, 2014	6,353	$0.10 - 18.93	$4.79	7.03	$99,157
A summary regarding non-vested and exercisable stock options is as follows:

	Non-vested stock options		Exercisable stock options
(in thousands, except for exercise prices and term)	Number of shares	Weighted- average grant date fair value	Number of shares	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Balance as of January 31, 2014	2,812	$0.26	3,557	$1.30	5.03	$9,835
Granted	1,946	$5.25	—	$—
Vesting	(2,216)	$0.22	2,216	$1.25
Exercised	—	$—	(1,793)	$1.34
Forfeited/expired	(164)	$3.61	(5)	$2.25
Balance as of October 31, 2014	2,378	$4.15	3,975	$0.80	5.59	$77,916
Vested and expected to vest as of October 31, 2014			4,772	$2.01	6.17	$87,742
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock Options (continued)

The total intrinsic value of stock options exercised in the three and nine months ended October 31, 2014 was $479,000 and $8.4 million, respectively, and $20,000 and $155,000 for the three and nine months ended October 31, 2013, respectively.
The key input assumptions that were utilized in the valuation of the stock options granted during the three and nine months ended October 31, 2014 and 2013 are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	32.9%	31.3%	32.9%	31.3%
Risk-free interest rate	1.93%	0.67%	1.93% - 2.24%	0.35% - 0.67%
Expected life of options	6.25 years	3 years	6.25 years	3 years
The determination of the fair value of stock options on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. The Company expects that it will begin using the weighted average volatility of peer publicly traded companies in addition to its own historical volatility, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.
As of October 31, 2014, the weighted-average vesting period of non-vested awards expected to vest approximates 3.5 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $1.4 million.
During the three and nine months ended October 31, 2014, the Company recorded compensation expense of $325,000 and $793,000, respectively, of which $0 and $436,000 related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA target and consummation of the IPO.

Note 10. Fair value
A derivative liability was recorded related to the Company’s series D-3 redeemable convertible preferred stock due to stated features allowing for redemption equal to the greater of the fair value per share of series D-3 redeemable convertible preferred stock, or the liquidation preference per share of series D-3 redeemable convertible preferred stock. The derivative instrument is recorded at its fair value, using an option pricing model, and is adjusted to fair value as of the end of each reporting period. Changes in the fair value of derivative instruments are recognized currently in the condensed consolidated financial statements. The Company has classified this derivative financial instrument as Level 3 in the fair value hierarchy. The Company continued to record adjustments to the fair value of the derivative liability until March 31, 2014, at which time the Company modified the terms of the series D-3 redeemable convertible preferred stock. As a result of the modifications, the Company reclassified the aggregate fair value of the liability to additional paid-in capital.
The following table includes a roll forward of the amounts for the three and nine months ended October 31, 2014 and 2013 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair value (continued)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$—	$818	$6,182	$818
Loss on revaluation	—	109	735	109
Elimination of liability due to removal of FMV provision	—	—	(6,917)	—
Balance at end of period	$—	$927	$—	$927
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

There are no other financial instruments that are considered Level 1 or Level 2 as of October 31, 2014 and January 31, 2014.

Note 11. Related party transactions
The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. For the three and nine months ended October 31, 2014 amounts paid to this company under the terms of the consulting agreement were $0 and $162,000, respectively, and $81,000 and $369,000 for the three and nine months ended October 31, 2013, respectively. In connection with the consummation of the Company's IPO, this consulting agreement was terminated.

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
Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners to hold cash AUM, and we generate a significant portion of our total revenue from fees we charge based on interest rates offered to us by these partners. These contracts are long-term, substantially reducing our exposure to short-term fluctuations in interest rates. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate margins available to us and thus the size of the custodial fees we can realize. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our interest rate margins. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.

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

Key financial and operating metrics
Our management regularly reviews a number of key operating and financial metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We discuss certain of these key financial metrics, including revenue, below in the section entitled “Key components of our results of operations.” In addition, we utilize other key metrics as described below.
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	October 31, 2014	October 31, 2013	% Change	January 31, 2014
HSA Members	1,108,533	759,736	46%	967,710
Average HSA Members - Year-to-date	1,040,531	717,021	45%	747,182
Average HSA Members - Quarter-to-date	1,090,516	748,918	46%
We define an HSA Member as an HSA for which we serve as custodian. Tracking the number of our HSA Members is critical because our account fee revenue is driven by the administrative fees we charge per account.
The number of our HSA Members increased by approximately 349,000, or 46%, from October 31, 2013 to October 31, 2014, and by approximately 216,000, or 40%, from October 31, 2012 to October 31, 2013.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.
Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	October 31, 2014	October 31, 2013	$ Change	% Change	January 31, 2014
Cash AUM	$1,578,814	$1,146,138	$432,676	38%	$1,442,336
Investment AUM	256,791	151,663	105,128	69%	182,614
Total AUM	$1,835,605	$1,297,801	$537,804	41%	$1,624,950
Average daily cash AUM	$1,505,659	$1,109,237	$396,422	36%	$1,137,825

We define AUM as our custodial assets under management. Our AUM, which is our members' assets under management, consists of the following components: (1) cash deposit AUM which are deposits with our FDIC-insured custodial depository bank partners, (2) Cash AUM invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our AUM is important because our custodial fee revenue is determined by the applicable account yields and average daily AUM balances.
Our AUM increased by $537.8 million, or 41%, from October 31, 2013 to October 31, 2014. Our AUM increased by $367.9 million, or 40%, from October 31, 2012 to October 31, 2013. The increase in AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Adjusted EBITDA	$6,065	$4,561	$1,504	33%	$19,736	$13,036	$6,700	51%
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
Our Adjusted EBITDA increased by $1.5 million, or 33%, from $4.6 million for the three months ended October 31, 2013 to $6.1 million for the three months ended October 31, 2014. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $898,000, or 26%, increase in income from operations.
Our Adjusted EBITDA increased by $6.7 million, or 51%, from $13.0 million for the nine months ended October 31, 2013 to $19.7 million for the nine months ended October 31, 2014. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $4.9 million, or 50%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income and comprehensive income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2014	2013	2014	2013
Net income and comprehensive income	$3,049	$1,978	$8,795	$5,950
Income tax provision	1,100	1,280	5,047	3,724
Depreciation and amortization	1,134	742	2,960	1,913
Amortization of acquired intangible assets	409	409	1,227	1,227
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	109	735	109
Other (1)	373	43	972	113
Total adjustments	$3,016	$2,583	$10,941	$7,086
Adjusted EBITDA	$6,065	$4,561	$19,736	$13,036

(1)
For the three and nine months ended October 31, 2014, Other consisted of interest income of $(9) and $(9), interest expense of $0 and $0, miscellaneous taxes of $55 and $188, and stock-based compensation expense of $327 and $793, respectively. For the three and nine months ended October 31, 2013, Other consisted of interest income of $(12) and $(36), interest expense of $11 and $30, miscellaneous taxes of $31 and $75, and stock-based compensation expense of $13 and $44, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Account fee revenue	$11,086	$7,496	$3,590	48%	$32,022	$21,721	$10,301	47%
Custodial fee revenue	6,196	4,816	1,380	29%	17,557	13,913	3,644	26%
Card fee revenue	4,317	2,853	1,464	51%	12,848	8,929	3,919	44%
Other revenue	263	83	180	217%	557	291	266	91%
Total revenue	$21,862	$15,248	$6,614	43%	$62,984	$44,854	$18,130	40%
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
Custodial costs.    Custodial costs are comprised of interest we pay to our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our FDIC-insured custodial depository banking partners. We pay interest to HSA Members on a tiered basis. The interest rates we pay to HSA Members can be changed at any time upon required notice, which is typically 30 days.
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
Operating expenses
Sales and marketing.    Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including sales commissions for our direct sales force, external agent/broker commission expenses, marketing expenses, depreciation, amortization, stock-based compensation, and common expense (such as office rent, supplies, and other overhead expenses) allocations.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. However, on an annual basis, we expect our sales and marketing expenses to decrease slightly as a percentage of our total revenue over the near term. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
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
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our proprietary system. On an annual basis, we expect our technology and development expenses to increase as a percentage of our total revenue over the near term as a result of higher amortization costs related to our planned capital expenditures to improve the architecture of our proprietary system. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, accounting, insurance, investor relations and other public company costs that we will incur as a new public company, as well as other costs associated with continuing to grow our business. Looking forward, we expect our general and administrative expenses to remain steady as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event.
Other expense
Other expense primarily consists of interest expense, loss on revaluation of warrants and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. As a result, during the nine months ended October 31, 2014, we recorded a loss on revaluation of this derivative liability. However, as a result of our modifications of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year that differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of October 31, 2014, we remain in a net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of taxable income coupled with forecasted profitability, no valuation allowance was required as of October 31, 2014.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2014	2013	2014	2013
Revenue
Account fee revenue	$11,086	$7,496	$32,022	$21,721
Custodial fee revenue	6,196	4,816	17,557	13,913
Card fee revenue	4,317	2,853	12,848	8,929
Other revenue	263	83	557	291
Total revenue	21,862	15,248	62,984	44,854
Cost of services
Account costs	7,057	4,977	20,188	14,677
Custodial costs	1,050	858	2,994	2,737
Card costs	1,467	1,006	4,284	2,989
Other costs	56	29	58	71
Total cost of services	9,630	6,870	27,524	20,474
Gross profit	12,232	8,378	35,460	24,380
Operating expenses
Sales and marketing	2,275	1,876	6,829	5,458
Technology and development	2,811	1,803	7,299	5,131
General and administrative	2,443	894	5,252	2,629
Amortization of acquired intangible assets	409	409	1,227	1,227
Total operating expenses	7,938	4,982	20,607	14,445
Income from operations	4,294	3,396	14,853	9,935
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—	(109)	(735)	(109)
Other expense, net	(145)	(29)	(276)	(152)
Total other expense	(145)	(138)	(1,011)	(261)
Income before income taxes	4,149	3,258	13,842	9,674
Income tax provision	1,100	1,280	5,047	3,724
Net income and comprehensive income	$3,049	$1,978	$8,795	$5,950

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenue
Account fee revenue	51%	49%	51%	48%
Custodial fee revenue	28%	31%	28%	31%
Card fee revenue	20%	19%	20%	20%
Other revenue	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of services
Account costs	32%	33%	32%	33%
Custodial costs	5%	6%	5%	6%
Card costs	7%	6%	7%	7%
Other costs	—%	—%	—%	—%
Total cost of services	44%	45%	44%	46%
Gross profit	56%	55%	56%	54%
Operating expenses
Sales and marketing	10%	12%	11%	12%
Technology and development	13%	12%	12%	11%
General and administrative	11%	6%	8%	6%
Amortization of acquired intangible assets	2%	3%	2%	3%
Total operating expenses	36%	33%	33%	32%
Income from operations	20%	22%	23%	22%
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—%	(1)%	(1)%	—%
Other expense, net	(1)%	—%	—%	—%
Total other expense	(1)%	(1)%	(1)%	—%
Income before income taxes	19%	21%	22%	22%
Income tax provision	5%	8%	8%	9%
Net income and comprehensive income	14%	13%	14%	13%
Comparison of the three and nine months ended October 31, 2014 and 2013
Account fee revenue
The $3.6 million increase in account fee revenue for the three months ended October 31, 2014 as compared to the three months ended October 31, 2013 was primarily due to an increase in the number of our HSA Members. The $10.3 million increase in account fee revenue for the nine months ended October 31, 2014 as compared to the nine months ended October 31, 2013 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 349,000, or 46%, from October 31, 2013 to October 31, 2014.
The growth in the number of our HSA Members from October 31, 2013 to October 31, 2014 was due to a combination of growth from our new and existing Network Partners.

Custodial fee revenue
The $1.4 million increase in custodial fee revenue from the three months ended October 31, 2013 to the three months ended October 31, 2014 was primarily due to an increase in average daily cash AUM of $421.2 million, or 37%, partially offset by a decrease in the yield on average cash AUM from 1.64% in the three months ended October 31, 2013 to 1.52% in the three months ended October 31, 2014. Custodial fees decreased in the three months ended October 31, 2014 as a percentage of our total revenue compared to the three months ended October 31, 2013, primarily due to lower-rate custodial depository agreements added subsequent to the three months ended October 31, 2013 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.
The $3.6 million increase in custodial fee revenue from the nine months ended October 31, 2013 to the nine months ended October 31, 2014 was primarily due to an increase in average daily cash AUM of $396.4 million, or 36%, partially offset by a decrease in the yield on average cash AUM from 1.65% in the nine months ended October 31, 2013 to 1.51% in the nine months ended October 31, 2014. Custodial fees decreased in the nine months ended October 31, 2014 as a percentage of our total revenue compared to the nine months ended October 31, 2013, primarily due to lower-rate custodial depository agreements added in the nine months ended October 31, 2014 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the nine months ended October 31, 2014 compared to the three months ended October 31, 2013.
Cash AUM per HSA Member of $1,424 as of October 31, 2014 was 6% lower than the cash AUM per HSA Member of $1,509 as of October 31, 2013. This was primarily due to new HSAs having lower average balances than those HSAs that have been open for multiple years. Investment AUM increases resulted from an increase in the number of our members choosing to move their HSA assets from cash balances to investment balances, along with market changes (positive or negative) in the particular investments chosen.
Card fee revenue
The $1.5 million increase in card fee revenue from the three months ended October 31, 2013 to the three months ended October 31, 2014 was due to an overall increase in the number of our HSA Members and card activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our card fee revenue.
The $3.9 million increase in card fee revenue from the nine months ended October 31, 2013 to the nine months ended October 31, 2014 was due to an overall increase in the number of our HSA Members and card activity.
Other revenue
Other revenue increased $180,000 and $266,000 from the three and nine months ended October 31, 2013 to the three and nine months ended October 31, 2014, respectively. The increases were the result of an increase in the amount of fees charged to our Network Partners for marketing materials.

Cost of services
The following table sets forth our cost of service for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Account costs	$7,057	$4,977	$2,080	42%	$20,188	$14,677	$5,511	38%
Custodial costs	1,050	858	192	22%	2,994	2,737	257	9%
Card costs	1,467	1,006	461	46%	4,284	2,989	1,295	43%
Other costs	56	29	27	93%	58	71	(13)	(18)%
Total cost	$9,630	$6,870	$2,760	40%	$27,524	$20,474	$7,050	34%
Account costs
The $2.1 million increase in account costs from the three months ended October 31, 2013 to the three months ended October 31, 2014 was due to the higher volume of total accounts being serviced. The $2.1 million increase includes $1.5 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $395,000 related to account and card activation as well as monthly processing of statements and other communications, information technology expenses of

$140,000, depreciation and amortization of $46,000, stock compensation of $22,000 and $12,000 in other expenses.
The $5.5 million increase in account costs from the nine months ended October 31, 2013 to the nine months ended October 31, 2014 includes $3.9 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $1.0 million related to account and card activation as well as monthly processing of statements and other communications, information technology expenses of $210,000, depreciation and amortization of $229,000, stock compensation of $87,000 and $30,000 in other expenses.
Custodial costs
Our custodial costs increased $192,000 from the three months ended October 31, 2013 compared to the three months ended October 31, 2014. Our custodial costs on average cash AUM decreased from 0.30% in the three months ended October 31, 2013 to 0.27% for the three months ended October 31, 2014, while average cash AUM increased from $1.14 billion during the three months ended October 31, 2013 to $1.56 billion during the three months ended October 31, 2014.
Our custodial costs increased $257,000 from the nine months ended October 31, 2013 compared to the nine months ended October 31, 2014. Our custodial costs on average cash AUM decreased from 0.33% in the nine months ended October 31, 2013 to 0.27% for the nine months ended October 31, 2014, while average cash AUM increased from $1.11 billion during the nine months ended October 31, 2013 to $1.51 billion during the nine months ended October 31, 2014.
Card costs
Card costs increased $461,000, or 46%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. Card costs increased $1.3 million, or 43%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increases are a result of increases in card fee revenue and RA spend increasing as a percentage of total spend.
As we continue to add HSA Members, our cost of services will increase in dollar amount to support our Network Partners and members. Cost of services will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$2,275	$1,876	$399	21%	$6,829	$5,458	$1,371	25%
Technology and development	2,811	1,803	1,008	56%	7,299	5,131	2,168	42%
General and administrative	2,443	894	1,549	173%	5,252	2,629	2,623	100%
Amortization of acquired intangible assets	409	409	—	—%	1,227	1,227	—	—%
Total operating expenses	$7,938	$4,982	$2,956	59%	$20,607	$14,445	$6,162	43%
Sales and marketing
The $399,000 increase in sales and marketing expenses from the three months ended October 31, 2013 compared to the three months ended October 31, 2014 primarily consisted of increased staffing and sales commissions of $341,000, and other expenses of $58,000.
The $1.4 million increase in sales and marketing expenses from the nine months ended October 31, 2013 compared to the nine months ended October 31, 2014 primarily consisted of increased staffing and sales commissions of $1.0 million, stock compensation of $136,000, travel and entertainment of $127,000, marketing expenses of $66,000 and other expenses of $34,000.

We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.0 million increase in technology and development expenses for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 resulted primarily from hiring additional personnel, of $582,000, and professional fees of $882,000 related to the ongoing project to improve and optimize our proprietary technology platform. There were other expenses of $200,000, stock compensation of $28,000, and amortization and depreciation of $358,000, all of which were offset primarily by an increase in capitalized engineering of $1.0 million associated to the development and enhancement of our proprietary technology platform.
The $2.2 million increase in technology and development expenses for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 resulted primarily from hiring additional personnel, of $1.2 million, and professional fees of $1.8 million related to the ongoing project to improve and optimize our proprietary technology platform. There were other expense increases related to stock compensation of $104,000, amortization and depreciation of $801,000, and other expenses of $296,000, all of which were offset primarily by an increase in capitalized engineering of $2.1 million.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $1.5 million increase in general and administrative expenses for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 was primarily attributable to increased personnel and professional fees of $775,000, stock compensation of $260,000 and other expenses of $514,000 primarily related to public company costs (including legal expenses, accounting expenses, and investor relations expense).
The $2.6 million increase in general and administrative expenses for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 was primarily attributable to increased personnel and professional fees of $1.7 million, stock compensation of $422,000 and other expenses of $541,000 primarily related to public company costs (including legal expenses, accounting expenses, and investor relations expense).
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance demands of a public company.

Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged between the three and nine months ended October 31, 2013 and the three months ended October 31, 2014, as no additional acquisitions occurred during the year ended January 31, 2014 or during the three and nine months ended October 31, 2014.
Other expense
The following table sets forth our other expense for the periods indicated.

	Three months ended October 31,			Nine months ended October 31,
(in thousands)	2014	2013	$ Change	2014	2013	$ Change
Loss on revaluation of redeemable convertible preferred stock derivative	$—	$(109)	$109	$(735)	$(109)	$(626)
Other expense, net	(145)	(29)	(116)	(276)	(152)	(124)
Other expense	$(145)	$(138)	$(7)	$(1,011)	$(261)	$(750)
Loss on revaluation of redeemable convertible preferred stock derivative
There were no adjustments to the fair market value of the series D-3 redeemable convertible stock during the three months ended October 31, 2014.
The $735,000 loss during the nine months ended October 31, 2014 relates to a revaluation of the fair market value of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there will be no further fair market value adjustments.

Income tax provision

Our effective tax rate for the three and nine months ended October 31, 2014 was 26.5% and 36.5%, respectively, compared to 39.3% and 38.5% for the three and nine months ended October 31, 2013, respectively. The 12.8 and 2.0 percentage point decrease in the three and nine months ended October 31, 2014 over the three and nine months ended October 31, 2013 is primarily due to recognition of research and development tax credits and favorable return true-up items in the three months ended October 31, 2014, a discrete tax item related to tax benefits on stock compensation expense on stock options vesting upon the Company's IPO, offset by an increase in permanent tax items in relation to income before income taxes, including expiration of the federal research and development tax credits as of December 31, 2013, during the three and nine months ended October 31, 2014.

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
Liquidity and capital resources
As of October 31, 2014, our principal source of liquidity was our current cash balances and collections from our account, custodial and card fee revenue activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of October 31, 2014 and January 31, 2014, cash and cash equivalents was $107.9 million and $13.9 million, respectively. In August 2014, we consummated our IPO and received net proceeds of approximately $132.6 million from the issuance of 10,465,000 shares of common stock.
Capital expenditures for the three and nine months ended October 31, 2014 were $1.8 million and $6.3 million, respectively, and $1.6 million and $4.0 million for the three and nine months ended October 31, 2013, respectively. We expect to continue our increased capital expenditures for the remainder of the year ending January 31, 2015 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering.
We believe our existing cash and cash equivalents, and the net proceeds from our IPO, will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements we may need to raise additional funds through public or private equity or debt financing. In the event that additional financing is required, we may not be able to raise it on favorable terms, if at all.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$10,579	$12,437
Net cash used in investing activities	(6,633)	(3,961)
Net cash provided by (used in) financing activities	89,991	(1,251)
Increase in cash and cash equivalents	93,937	7,225
Beginning cash and cash equivalents	13,917	5,905
Ending cash and cash equivalents	$107,854	$13,130
Cash flows provided by operating activities
Net cash provided by operating activities during the nine months ended October 31, 2014 resulted primarily from our net income of $8.8 million being adjusted for the following non-cash items: depreciation and amortization of $4.2 million and deferred income taxes of $2.0 million and a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000, changes in stock-based compensation of $793,000, and changes in deferred rent of $88,000. These items were offset by changes in accrued compensation of $1.1 million and accounts payable of $1.5 million as well as accounts receivable of $349,000 and prepaid items and accrued liabilities of $2.7 million.
Net cash provided by operating activities during the nine months ended October 31, 2013 resulted primarily from our net income of $6.0 million being adjusted for the following non-cash items: depreciation and amortization of $3.1 million and deferred income taxes of $3.7 million, accrued liabilities of $1.1 million, deferred rent of $199,000, and other miscellaneous items of $183,000. These items were offset by changes in accrued compensation of $555,000, and accounts payable of $533,000 as well as accounts receivable of $186,000, and inventories, income taxes payable and prepaid items of $511,000.
Cash flows used in investing activities
Net cash used in investing activities for the nine months ended October 31, 2014 was primarily the result of purchases of software and capitalized software development costs of $4.9 million. This compares to $2.7 million for the nine months ended October 31, 2013. The increase can be primarily attributed to development of our proprietary system and other software necessary to support our continued account growth. We also increased our purchases of property and equipment from $1.2 million during the nine months ended October 31, 2013 to $1.5 million during the nine months ended October 31, 2014.
Cash flows provided by (used in) financing activities
Cash flow provided by financing activities during the nine months ended October 31, 2014 resulted primarily from $132.6 million of proceeds from our IPO, net of $3.7 million of offering costs, payment of a previously declared cash dividend of $50.0 million, exercise of stock options of $2.4 million, exercise of common stock warrants totaling $2.4 million and the associated tax benefits of $3.0 million.
Cash flow used in financing activities during the nine months ended October 31, 2013 resulted primarily from the repayment of notes in the amount of $1.5 million, partially offset by the exercising of stock options and common stock warrants in the amount of $249,000.
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
Off-balance sheet arrangements
During the three and nine months ended October 31, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our final prospectus (dated July 30, 2014) filed pursuant to Rule 424(b) on August 1, 2014 with the SEC. There have been no significant or material changes in our critical accounting policies during the three and nine months ended October 31, 2014, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our final prospectus filed on August 1, 2014.
Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Item 3. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and nine months ended October 31, 2014, and 2013, no one customer accounted for greater than 5% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash and cash equivalents held in banks as of October 31, 2014 were $107.9 million, of which $500,000 was covered by federal depository insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash. Our accounts receivable balance as of October 31, 2014 was $6.1 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.

Item 4. Controls and Procedures

In connection with our preparation for our IPO, we concluded that there was a material weakness in our internal control over financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended January 31, 2013.
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
Since the identification of the material weakness, we executed a remediation plan that included the hiring of additional resources to build our financial management and reporting infrastructure and to further develop our accounting policies and financial reporting procedures. While we believe we have taken actions to remediate this material weakness, these actions are still subject to continued review and testing by management, as well as audit committee oversight. We believe these remediation measures outlined above will strengthen our internal control over financial reporting and remediate the material weakness identified. However, at October 31, 2014, these measures had not been in operation long enough to effectively measure their operating effectiveness and, therefore, we cannot conclude that the identified material weakness had been fully remediated at October 31, 2014.
Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal controls over financial reporting as described above.
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
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Optum Bank, Wells Fargo Bank and Webster Bank, N.A., and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements, such as Payflex Systems USA, Inc. This market is highly fragmented and characterized by more than 2,200 HSA custodians. We also have numerous indirect competitors, including benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, President Barack Obama signed the PPACA, a health care reform measure which provides healthcare insurance for approximately 30 million more Americans. The PPACA includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018, it substantially changes the way health care is financed by both governmental and private insurers, and may significantly impact our industry. Many of the provisions of the PPACA will phase in over the course of the next several years, and we may be unable to predict accurately what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business.
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
As a non-bank custodian, we must partner with our FDIC-insured custodial depository bank partners to hold and invest our cash AUM. We generate a significant portion of our consolidated revenue from fees we earn from our FDIC-insured custodial depository bank partners. For example, during the three and nine months ended October 31, 2014 and 2013, we generated approximately 28%, 31%, 28% and 31%, respectively, of our total revenue from custodial fees. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our cash AUM. In addition, if we do not offer our HSA Members competitive interest rates, our members may choose not to deposit their HSA cash balances with us. Any such scenario could materially and adversely affect our business and results of operations.
If our customers do not continue to utilize our payment cards, our results of operations, business and prospects would be materially adversely affected.
We derived 20%, 19%, 20% and 20% of our total revenue during the three and nine months ended October 31, 2014 and 2013, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.
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
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	the need to integrate or implement additional controls, procedures and policies;

•	harm to our existing business relationships with customers and strategic partners as a result of the acquisition;

•	the diversion of management’s time and resources from our core business;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	our ability to coordinate organizations that are geographically diverse and that have different business cultures;

•	our inability to comply with the regulatory requirements applicable to the acquired business;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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
Our condensed consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $26.3 million in intangible assets, together representing approximately 20% of our total assets as of October 31, 2014. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
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
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of October 31, 2014, we had approximately 1.1 million HSA Members and $1.8 billion in AUM representing growth of 46% and 41%, respectively, from October 31, 2013. For the three and nine months ended October 31, 2014, our total revenue and Adjusted EBITDA were approximately $21.9 million, $63.0 million, $6.1 million and $19.7 million, respectively, which represents year over year annual growth rates of approximately 43%, 40%, 33% and 51%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. While to date we believe we have effectively managed the effect on our operations resulting from the rapid growth of our business, our growth strategy contemplates further increasing the number of our HSA Members and our AUM at relatively similar growth rates. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.
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

As of November 30, 2014, we had 54,753,740 shares of common stock outstanding, of which 43,764,786 shares are subject to restrictions on resale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until January 27, 2015, subject to certain extensions. Immediately after the lock-up termination all shares of our common stock will be freely transferable without restriction or registration under the Securities Act of 1933, as amended, except for shares held by our “affiliates,” which remain subject to the restrictions in Rule 144 under the Securities Act. J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, the representatives of the underwriters, may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements entered into in connection with our initial public offering.
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

As of November 30, 2014, our principal stockholder, Berkley, owned approximately 28.1% of our outstanding voting shares. Therefore, Berkley may have the ability to influence us through its ownership position. Berkley may be able to determine all matters requiring stockholder approval. For example, it may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws do not permit cumulative voting in the election of directors. The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board’s decision regarding a takeover.
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
None.
(b) Use of Proceeds from Public Offering of Common Stock

On August 5, 2014, we closed our initial public offering of 10,465,000 shares of common stock sold by us. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196645), which was declared effective by the SEC on July 30, 2014. JP Morgan & Chase Co. and Wells Fargo acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were $146.5 million. After deducting underwriting discounts and commissions of approximately $10.2 million and offering expenses payable by us of approximately $3.7 million, we received approximately $132.6 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated July 30, 2014) filed with the SEC on August 1, 2014 pursuant to Rule 424(b) of the Securities Act. We paid a previously declared cash dividend of $50.0 million on shares of our common stock outstanding on August 4, 2014. In addition, we paid a cash dividend of $347,000 on shares of our outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014. The remainder of the funds received were invested in registered money market funds.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 11, 2014	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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