Form 10-K
period 2015-01-31
HEALTHEQUITY INC
filed 2015-03-31
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number: 001-36568

HEALTHEQUITY, INC.

(Exact name as specified in its charter)

Delaware	7389	52-2383166
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
15 West Scenic Pointe Drive
Suite 100
Draper, Utah 84020
(801) 727-1000
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2014, based on the closing price of $17.60 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $543.5 million. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2014, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2014 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2014. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2015, there were 55,065,470 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HealthEquity, Inc. and subsidiaries
Form 10-K annual report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties, including in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, product expansion, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	our expectations regarding our operating revenue, expenses, effective tax rates and other results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the growth rates of the markets in which we compete;

•	competitive pressures related to the fees that we charge;

•	our reliance on key members of executive management and our ability to identify, recruit and retain skilled personnel;

•	management compensation and the methodology for its determination;

•	our ability to promote our brand;

•	disturbance to our information technology systems;

•	our ability to protect our intellectual property rights;

•	unavailability of capital;

•	general economic conditions;

•	risk of future legal proceedings; and

•	other risks and factors listed under “Risk factors” and elsewhere in this report.

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in the high growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Our platform provides an ecosystem where consumers can access their tax-advantaged healthcare savings, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit and clinical information, earn wellness incentives, and make educated investment choices to grow their tax-advantaged healthcare savings. We can integrate with any health plan or banking institution to be the independent and trusted partner that enables consumers as they seek to manage, save and spend their healthcare dollars. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of the approximately 175 million under-age 65 consumers with private health insurance in the United States to use a platform such as ours.
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long term for healthcare on a tax-advantaged basis. As of January 31, 2015, we were the integrated HSA platform for 20 of the 50 largest health plans in the country, a number of which are among 28 Blue Cross and Blue Shield health plans in 26 states, and approximately 27,000 employer clients, including industry leaders such as American Express Company, Dow Corning Corporation, eBay, Inc., Google, Inc., Intermountain Healthcare, Adobe Systems and Kohl’s Corporation. Our customers include individuals, employers of all sizes and health plans. We refer to our individual customers as our members, our health plan customers as our Health Plan Partners and our employer customers with more than 1,000 employees as our Employer Partners. Our Health Plan Partners and Employer Partners collectively constitute our Network Partners. Through our existing Network Partners, we have the potential to reach over 60 million consumers, representing approximately 34% of the under-age 65 privately insured population in the United States. As of January 31, 2015, we had over 1.4 million HSAs on our platform, which we refer to as our HSA Members, representing over 3.2 million lives. During the years ended January 31, 2015, 2014 and 2013, we added approximately 476,000, 306,000 and 216,000 new HSA Members, representing approximately 1.1 million, 700,000 and 500,000 lives, respectively.
We have developed technology and a differentiated focus on the consumer to facilitate the transition to a more consumer-centric approach to healthcare saving and spending. In an environment where consumers own greater responsibility for cost, they require better information, a more integrated experience, a customer service model that is similar to other consumer businesses, and the ability to make their dollars and data portable. By integrating healthcare saving and spending with the broader healthcare system, we are breaking down the historical wall between personal finance and healthcare and enabling consumers to make the transition to a consumer-centric healthcare environment. We do this in a number of key ways:

•
We connect people to their health and wealth data, delivering answers to critical consumer questions such as: What do I owe? What am I being billed for? How can I spend less? Did I get my health plan discount? Where should I invest my healthcare dollars?

•
We create a singular consumer healthcare ecosystem by allowing third-party applications, such as price transparency, telemedicine and wellness tools, to plug into our platform to drive adoption of these applications among our members.

•	We deliver millions of personal and relevant messages, empowering consumers at critical healthcare “save” and “spend” moments.

•	We give consumers the freedom to move through the healthcare system by liberating their healthcare data and dollars.
Our solution is deployed as a cloud-based platform that is accessible to our customers through the Internet and on mobile devices. We host our solution on private servers, which allows us to scale on demand. Core to our technology is a configurable framework and open platform that we believe provides us greater functionality and flexibility than generic technologies used by our legacy competitors and requires less investment and time to configure and customize to our customers’ needs.
Our ability to seamlessly integrate third-party applications has also afforded us an advantage in an expanding consumer healthcare landscape. A growing number of companies are attempting to integrate into the consumer's daily healthcare spending experience by leveraging our platform. These companies offer functions such as price transparency, benefits enrollment, population health, wellness, analytics, health insurance and investment services, and are looking to reach the consumer at the critical "save" and "spend" moment. In an effort to capitalize on this opportunity, we continue to expand the number of ecosystem partners with whom our platform is integrated. As of January 31, 2015, we expanded our ecosystem partners to 18 unique consumer-centric partners that provide price transparency, telemedicine, health engagement, or 401(k) solutions.
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year. We charge monthly administration fees, primarily through multi-year contracts with our Network Partners, employer clients and individual members. We earn custodial fees, which are primarily interest earned on our cash assets under management, or AUM, deposited with our FDIC-insured custodial depository bank partners, fees earned by us from mutual funds in which our members invest on a self-directed basis, and fees for investment advisory services. We also earn card fees, which are primarily interchange fees charged to merchants on payments made with our cards via payment networks. Monthly account fees, custodial fees, and card fees are recurring in nature, providing strong visibility into our future business.
Because of our scalable technology platform and large number of existing Network Partners, our operating model provides a significant embedded organic growth opportunity and high returns on each incremental dollar of revenue. Over the past two years, our operating model has allowed us to grow the number of our HSA Members by 111%, with 80% coming from existing Network Partners, and increase our AUM by 103%. As a result, our total revenue increased 42% from $62.0 million for the year ended January 31, 2014 to $87.9 million for the year ended January 31, 2015, and our Adjusted EBITDA increased 60% from $15.8 million for the year ended January 31, 2014 to $25.2 million for the year ended January 31, 2015. See "Key financial and operating metrics" for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable measure under generally accepted accounting principles in the United States, or GAAP, to Adjusted EBITDA.
Our opportunity
We believe the shift to healthcare consumerism is just beginning. The number of HSAs has grown from 4.9 million in December 2009 to 13.8 million in December 2014 and, according to Consumer Driven Market Report, the number of people with HSAs is expected to reach 50 million by 2020. We believe this HSA growth will be driven, in part, by the Patient Protection and Affordable Care Act of 2010, or the PPACA, which requires nearly all legal U.S. residents to obtain health insurance with minimum essential coverage, commonly referred to as the “individual mandate,” or be subject to a tax penalty. We believe the individual mandate will drive consumers to high deductible health plans, or HDHPs, that are eligible to be coupled with HSAs, which we refer to as HSA Plans, thus increasing the number of HSAs, because HSA Plans, with their low annual premiums, offer an affordable means of obtaining the health insurance coverage required by the individual mandate. We also believe medical cost inflation and higher income tax rates will drive HSA growth as consumers seek alternative ways to reduce their healthcare costs and tax expenses. By combining innovations in technology, analytics, consumer experience and financial planning, we believe we are well-positioned to take advantage of the emergence of the new healthcare consumer.
We are addressing the large and growing U.S. health insurance market.    The U.S. under-age 65 private health insurance market consists of approximately 175 million people. The PPACA is widely expected to expand coverage among the approximately 30 million uninsured Americans through its individual and employer mandates, premium subsidies, state health insurance exchanges and ban on withholding coverage due to pre-existing medical conditions. We further see an opportunity to address the 54 million Medicare-eligible Americans and have been involved in industry-wide efforts to expand HSA eligibility to this large and growing population.
Health insurance is in the midst of major structural change.    Despite multiple efforts by employers, health plans and government, health insurance premium increases have exceeded worker-earnings increases and inflation in every year since 1998. Premiums have nearly tripled in that time, while worker earnings have increased at a slower rate. In response, employers and health plans are increasingly adopting health insurance plans in which consumers own more financial responsibility through higher deductibles, increasingly utilizing HSA Plans. We believe we enable this disruption of the traditional health insurance model by creating incentivized, engaged and empowered healthcare consumers.
HSAs and HSA assets are rapidly growing.    HSAs have grown from 4.9 million in 2009 to 13.8 million in 2014. HSA assets, comprised of both cash deposits and investments, have grown from $7.2 billion to $24.2 billion during this timeframe. Fewer than 3% of our HSAs have investments today. However, as the structural shift in health insurance continues, we believe that health savings will become an important part of the consumer’s financial portfolio and planning, resulting in significant asset growth.

PPACA implementation accelerates structural change.    As the PPACA is fully implemented, HSA growth will benefit from a significant expansion of the addressable market. The introduction of state health exchanges, and the expected emergence of private exchanges, should also drive growth of HSAs. We believe our Health Plan Partners, which include 28 Blue Cross and Blue Shield health plans in 26 states, 13 regional integrated health plans, and several new state health “CO-OP” insurers, are well-positioned to win business on exchanges, increasing our addressable HSA population.
Patients are becoming engaged consumers.    The shift of financial responsibility to consumers drives them to take cost-conscious actions that result in permanent reduction in healthcare cost-trends. We believe that the greatest challenge health plans and employers face with consumer-centric health plans is the complexity these plans create for individual consumers: understanding medical bills, evaluating cost and quality of different treatments and providers, saving and investing for future costs, and addressing tax compliance issues. To navigate this complexity, consumers must integrate relevant data from across a fragmented healthcare delivery system, their own benefits information from a health plan and/or employer, and financial data and advice from retail banking and investment services providers. Offering consumers a secure, content-rich environment to make highly personal healthcare saving and spending decisions, one that brings together disparate data and provides data-driven individualized advice, is critical to empowering consumers to manage a greater portion of their healthcare cost responsibility.
Each HSA becomes a consumer ecosystem rather than a single product. The shift of first-dollar responsibility for healthcare costs inherent in HSA Plans, sometimes called the “retail effect,” is giving rise to new consumer-centric solutions such as price transparency, retail clinics, telemedicine and health and wealth financial planning. These solutions are all attempting to benefit from the growing reality that the consumer owns more of the healthcare financial burden. While many of these products and services have the potential to reduce costs, they are difficult to implement effectively without accessing the consumer at the critical “save” and “spend” moment. The HSA platform is becoming a natural hub for these solutions to integrate into the consumer experience because it is the place where consumers execute their healthcare saving and spending decisions and it is the point of integration for disparate patient-level clinical and administrative information. We believe that the ability of technology-enabled HSA platforms such as ours to integrate these disparate solutions into a singular experience for the healthcare consumer has the opportunity to transform the consumer experience and impact the adoption of this growing universe of new consumer-centric healthcare solutions.
Legacy competitors are not prepared to meet the growing needs of the healthcare consumer.    When HSAs came into being over a decade ago, banks and transaction processors took early market share based on their transaction processing skills and commercial banking relationships with health insurers and employers. As the role of HSA platforms began to expand to become a critical component of the broader consumer healthcare experience, we believe that these and other firms recognized that solely applying legacy transaction processing capability to HSAs was not sufficient. Many of these legacy competitors such as Ceridian HCM, Inc., Citigroup Inc., Fidelity National Information Services, and JPMorgan Chase & Co. have either outsourced their HSA platform or exited the market. Today, insurers and employers are turning to open technology-based firms such as ours that deliver a complete consumer experience by integrating HSAs with other consumer tools. We expect the growing complexity of the healthcare system and the emergence of more consumer-centric healthcare solutions will further increase the need for more complete healthcare-specific platforms such as ours.
Our competitive strengths
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our platform is aligned with a new healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Leadership and first-mover advantage. We are a pioneer in the development of technology solutions that empower consumers to make informed healthcare saving and spending decisions. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation and differentiated capabilities. Our leadership position has been recognized by Consumer Driven Market Report (2013), and is further evidenced by the more than doubling of our market share, from 4% in December 2010 to 9% in December 2014, as noted by the 2014 Devenir HSA Research Report.
Our position as an innovator is demonstrated by a series of transformative accomplishments, which we believe to be industry firsts, including:

•	2003: Offered 24/7/365 live support from health saving and spending experts;

•	2004: Published The Complete HSA Guidebook, a comprehensive reference now in its eighth edition;

•	2005: Integrated an HSA into a health plan;

•	2006: Authorized to act as an HSA custodian by the U.S. Department of the Treasury;

•	2008: Integrated claims-driven price transparency tools;

•	2009: Integrated HSAs with multiple health plans of a single large employer;

•	2009: Delivered integrated wellness incentives through an HSA;

•	2009: Partnered with a private health insurance exchange as its preferred HSA partner;

•	2010: Integrated enrollment on a state health insurance exchange;

•	2011: Integrated HSAs, HRAs, FSAs and investment accounts on one website; and

•	2013: Delivered HSA-specific online investment advice.
We believe that these innovations have helped us develop a strong brand and reputation, enter into strategic distribution partnerships with health plans and employers, and gain significant market share of HSAs in the United States.
Complete solution for managing consumer healthcare saving and spending. Our members utilize our platform in a number of ways and in varying frequencies. For example, our members utilize our platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. In addition, our members utilize our platform to make educated investment choices in respect of their tax-advantaged healthcare savings through our online investment tools and HealthEquity Advisor, our online-only registered investment advisor that recommends investments that are tailored to a member’s specific financial goals. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras. During the year ended January 31, 2015, our platform experienced 14.0 million logons and, on average, every month 28% of our members signed into our platform and 13% reached out to one of our Member Education Specialists.
Proprietary and integrated technology platform. We have a proprietary cloud-based technology platform, developed and refined during more than a decade of operations, which we believe is highly differentiated in the marketplace for a number of key reasons:

•
Purpose-built technology:    Our platform was designed specifically to serve the needs of healthcare consumers, health plans and employers. We believe it provides greater functionality and flexibility than the generic technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we have the only platform that encompasses all of the core functionality of healthcare saving and spending in a single secure and compliant system, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, trust administration, online investment advice and sophisticated analytics.

•
Data integration:    Our technology platform allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight and individually tailored strategies into the consumer experience. We currently have more than 750 distinct integrations with health plans, pharmacy benefit managers, employers and other benefits provider systems, which we believe is more than any of our competitors. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules and security protocols that are difficult or expensive to change. Our proprietary correlation engine currently processes more than 113 million records annually in our partners’ preferred data models and formats, using their preferred security protocols, and without complex data reformatting or expensive middleware translation.

•
Configurability:    Our flexible technology platform enables us to create a unique solution for each of our Network Partners. A non-technical HealthEquity team member can configure more than 220 product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees and mutual fund investment choices. We currently have more than 850 unique partner configurations of our offerings in use.

Differentiated consumer experience. We have designed our solutions and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides a significant competitive advantage relative to legacy competitors whom we believe prioritize transaction processing and benefits administration.

•
Culture:    We call our culture “Purple,” which we define as our commitment to exceeding our customers’ expectations in a truly remarkable way. For example, since 2003, our health saving and spending experts have served our members live 24/7/365. This is because our members’ most important healthcare decisions are often made outside of business hours. In the year ended January 31, 2015, 26% of member calls happened at night, on weekends or on holidays.

•
Technology:    Our technology helps us to deliver on our commitment to being Purple. We tailor the content of our platform and the advice of our experts to be timely, personal and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platform or call us. We employ individuals, which we refer to as Member Education Specialists, who provide real-time assistance to our members via telephone.

We believe our Purple culture drives our success. Our commitment to Purple has been rewarded with consumer loyalty scores that far exceed those of most banks and traditional health insurers. In addition, approximately 94% of all HSAs opened with us remain open as of January 31, 2015.
Large and diversified channel access. We believe our differentiated distribution platform provides a competitive advantage by efficiently enabling us to reach a consumer market that is projected to include 50 million people by 2020. Our platform is built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we rely on our Network Partners to reach consumers instead of marketing our services to these potential members directly. Our Network Partners enable us to reach over 60 million consumer lives, representing 34% of the insured commercial lives in the United States today. Reaching the consumer is critical in order for us to increase the number of our HSA Members because only the individual consumer can open an HSA. Thus, in order for us to increase the number of our HSA Members, we must find effective ways to reach the consumer.
We work directly with our Network Partners to reach the consumer in various ways. Our Health Plan Partners collectively employ thousands of sales representatives and account managers who promote both the Health Plan Partner’s health insurance products, such as HSA Plans, and our HSAs. Our Employer Partners collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams and the human resource professionals of our Network Partners on the benefits of enrolling in, contributing to, and saving and spending within our HSAs, and our Network Partners then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This constitutes our B2B2C channel strategy.
Our channel strategy has translated into accelerating account growth from existing partners. We added approximately 378,000 new HSA Members from previously existing Network Partners during the year ended January 31, 2015, up 119% over two years. Growth from existing Network Partners represented 80% of our total new HSA Members during this period.
Scalable operating model. We believe that our technology is highly scalable because our products and services are accessed primarily through our technology platform, which is cloud based. After initial on-boarding and a period of education, our account costs for any given customer typically decline over time. Our opportunity to generate high-margin revenue from existing HSA Members grows over time because our HSA Members’ balances typically grow, increasing custodial fees at very little incremental cost to us. An account opened in any given fiscal year will have an average cash balance of approximately $800 at the end of that fiscal year, doubling to approximately $1,600 after two more years and nearly tripling to approximately $2,300 after another three years. We believe that this pattern will continue as more of our members add investments to their account balances. As of January 31, 2015, our HSAs with investments had nine times the AUM of those with cash only. We believe we are well-positioned to benefit from the scalability of our model, given that as of January 31, 2015, 55% of our HSAs are currently less than two years old.
Strong customer retention rates. Retention of our HSA Members has been consistent over time. Approximately 94% of all HSAs opened on our platform remain open as of January 31, 2015. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and results in closure fees. We believe that our retention rates are also high due to our technology platform’s integration with the broader healthcare system used by our HSA Members and our focus on the consumer experience.

Our growth strategy
Our business model is defined by embedded growth from existing HSA Members and Network Partners, operating leverage and highly visible new revenue opportunities, giving us multiple avenues for long-term growth. We believe our B2B2C channel strategy, whereby we leverage our Network Partners to reach consumers, will help us further grow the number of our HSA Members and increase our membership base.
Penetrate the large membership opportunity within our existing network. We generate recurring account fees, paid by health plans, employers or individuals, based on the number of our HSA Members. As of January 31, 2015, we estimate that we have penetrated less than 5% of our existing Health Plan Partners and 15% of our existing Employer Partners with HSAs. Further, the transition of HSAs from banks and other legacy firms whom many of our partners worked with prior to choosing HealthEquity help us accelerate penetration of our existing network.
Expand our network of Health Plan Partners and Employer Partners. We believe we are well-positioned to expand our network of Health Plan Partners and Employer Partners due to our growing market leadership, consistent innovation, open technology, and focus on the consumer experience. Our recent history is supportive of our ability to do this. Our market share has doubled from 4% in December 2010 to 9% in December 2014. In the past fiscal year, we have gone from 57 to 70 Health Plan Partners and 140 to 270 Employer Partners. Our new Network Partners added during the year ended January 31, 2015 include Advance Auto Parts, Boston Scientific, Blue Cross and Blue Shield of Idaho, Chiquita, Health Alliance Plan in Michigan, Reebok/Adidas and U.S. Roche.
Increase our yield. The nature of our operating model drives significant incremental profitability from existing HSA Members’ AUM. We define this as increasing our yield. Opportunities to increase our yield include:

•
Rising account balances:    We generate recurring custodial fee revenue based on the value of our AUM. Custodial fees primarily are comprised of interest earned on cash AUM deposited with our FDIC-insured custodial depository bank partners, deposits in an annuity contract with an insurance partner, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. Account balances tend to rise over time, increasing custodial fee revenue with minimal incremental cost to us. The balance of a HealthEquity HSA increases, on average, with age.

•
Rising interest rates:    In a rising interest-rate environment, we expect the spread to grow between custodial fees from interest and the amount we must pay to our members. We believe our members are relatively insensitive to interest rates because HSAs, like checking accounts, have low balances and high transaction rates. As of January 31, 2015, our HSAs had an average cash balance of $1,455.

•
Long-term investing:    Unlike a 401(k) or IRA, an HSA is “triple tax free,” meaning that HSA contributions, earnings, and qualified distributions are all exempt from federal income and employment tax. As these benefits become more widely understood, we believe consumers will use the HSA for long-term investing, increasing account balances and our yield. As of January 2015, 98% of our members do not yet invest. Those who do, however, have on average over nine times higher balances.

Grow payment volume. As the dollar volume of transactions processed through our platform grows, we generate more revenue with less incremental cost. Each time a member uses our physical or virtual payment card we earn a transaction fee. Our payment volume grows in line with our base of HSA Members and AUM. We also expect to drive incremental transaction revenue. For example, our members incur medical expenses beyond what they charge on our payment cards. Driving these additional charges to our payment cards would increase transaction revenues.
Demonstrate operating leverage. We expect to drive increasing revenue and profitability from adding accounts through our existing network of Health Plan Partners and Employer Partners and servicing a larger number of mature accounts on our scalable platform. Our business model allows us to inexpensively add HSA Members through our existing Network Partners. In the year ended January 31, 2015, it cost us 42% less to add an HSA Member through an existing Network Partner than through a new one. As accounts age, the cost to service them declines.
Capitalize on the new opportunity in health insurance exchanges. We are well-positioned to address the additional opportunity created by both state and private health insurance exchanges. Our solutions are already integrated with partner health plan offerings in several state health exchanges. With regard to private exchanges, our solutions are already integrated with select partner health plans and exchange operators themselves. State and private exchanges are widely expected to spur the growth of new major medical health plans, including from hospital-centered Accountable Care Organizations and state health “CO-OP” insurers capitalized through the PPACA. We believe these new market entrants will require a technology platform such as ours to compete with national and other larger health plans for the expected growing number of HSA Plan members.

Grow the HSA ecosystem. Our proven ability to innovate, large and growing HSA Member and Network Partner footprint, and high level of member engagement on our open technology platform together create a significant opportunity to expand our HSA ecosystem. We expect more third-party consumer solutions that want to be part of consumers’ daily healthcare decision making to leverage our platform to reach our members at relevant decision points. We also have the opportunity to internally develop solutions and offer these to our customers.
Selectively pursue strategic acquisitions. We have a successful history of acquiring complementary assets and businesses that strengthen our platform and we expect to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We believe the nature of our competitive landscape provides a significant acquisition opportunity. Many of our competitors view their HSA businesses as non-core functions. We believe they will look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
Our products and services
Healthcare saving and spending platform. We offer a cloud-based platform, accessed by our customers online via a desktop or mobile device, through which individuals can make health saving and spending decisions, pay healthcare bills, compare treatment options and prices, receive personalized benefit and clinical information, earn wellness incentives, grow their savings and make investment choices. The platform provides users with access to services we provide as well as services provided by third parties selected by us or by our Network Partners.
Among other features, the platform includes the capability to present to users medical bills upon adjudication by a health plan, including details such as the amount paid by insurance, specific nature of the medical service provided, and diagnostic code. Users of the platform can pay these bills from an account of ours or from any bank account, online, via a mobile device, or using our payment card. All users of the platform gain access to our healthcare consumer finance advisors, available every hour of every day, via a toll-free telephone number or email. Our advisors can assist users with such tasks as contacting a medical provider to dispute a bill, negotiating a payment schedule, optimizing the use of tax-advantaged accounts to reduce medical spending or selecting from among medical plans offered by an employer or health plan.
Health savings accounts. The Medicare Modernization Act of 2003 created HSAs, which became available on January 1, 2004. An HSA is a tax-exempt trust or custodial account managed by a trustee that is a bank, an insurance company, or a non-bank custodian specifically authorized by the U.S. Department of the Treasury as meeting certain ownership, capitalization, expertise and governance requirements. We are an Internal Revenue Services, or IRS, approved non-bank custodian of our members' HSAs.
To be eligible to contribute to an HSA, an individual must be covered under a HDHP, have no additional health coverage, not be enrolled in Medicare, and not be claimed as a dependent on someone else’s tax return. HSAs have several tax-advantaged benefits, which we call the "triple tax savings:" (1) individuals can claim a tax deduction for contributions they, or someone other than their employer, make to their HSAs; contributions to their HSAs made by their employer may be excluded from their gross income for purposes of federal and most state income and employment tax; (2) the interest or earnings on the assets in the account, including reinvestment, are tax free; and (3) distributions may be tax free if they pay qualified medical expenses. There is no requirement to provide receipts to us to substantiate HSA distributions to members, whether made through our payment card or directly from our online platform. Additionally, distributions other than for qualified medical expenses are permitted penalty-free after age 65. Contributions remain in the account until used, i.e., there is no “use or lose” requirement. An HSA is owned by the account holder; it remains the account holder’s property upon a change of employment, health plan or retirement.
Investment advisory services. We offer an online-only investment advisory service to all of our members whose account balances are sufficient to invest in mutual funds. This service is entirely elective to the member. All advisory services are delivered through a web-based tool, HealthEquity Advisor, which is overseen by HealthEquity Advisors, LLC, our registered investment advisor subsidiary. HealthEquity Advisors, LLC is registered with the SEC as a 203A-2(f) advisor. HealthEquity Advisors, LLC provides investment advice to its clients exclusively through the HealthEquity Advisor tool on the interactive website. As such, HealthEquity Advisors, LLC employs no brokers, pays neither commissions nor fees to any broker, delivers all services via an interactive website, and advises our members on a select group of mutual funds available to them.
HealthEquity Advisor provides guidance and management, including how much cash (liquidity) to maintain in an HSA and how to diversify optimally among available mutual funds. Advice reflects the personal risk preferences of the individual member.
We offer three levels of service to investors:

•	Self-driven: We provide the mutual funds investment platform to invest HSA balances, but the member elects not to receive advice;

•	GPS: HealthEquity Advisor provides guidance and advice, but the member makes the final investment decisions; and

•	Auto-pilot: HealthEquity Advisor manages the account and implements portfolio allocation and investment advice automatically for the member.
Reimbursement arrangements. Reimbursement arrangements, or RAs, include health reimbursement arrangements, or HRAs, and flexible spending arrangements, or FSAs. An HRA may be administered by any third-party administration, or TPA, firm. Most HSA trustees are not TPAs, and most TPAs are not HSA trustees. We are among only a few firms that are able to administer HSAs and HRAs on the same technology platform.
RAs are employee benefits wherein an employer provides a fixed dollar amount of reimbursement for qualified medical or dependent care expenses. Payments must be substantiated with electronic claims from a health plan, data gleaned from operation of our payment card where permitted, or submission of receipts or other documentation by the employee. RAs have the tax benefit that, like HSAs, their value may be excluded from employees’ gross income for federal and most state income and employment tax purposes. RAs are not portable; any remaining value is lost upon termination of employment, but are subject to COBRA requirements. An HRA must be paid for entirely by the employer with no salary reduction, is typically integrated with a major medical plan, and typically allows unused benefits to be rolled over from year to year. An FSA is typically paid for entirely through salary reduction from the employee, is typically a stand-alone, voluntary offering, and is subject to “use or lose” restrictions limiting to $500 the amount that may be rolled over from year to year. We had approximately 351,000 RAs as of January 31, 2015.
Healthcare incentives. We enable our Employer Partners and Health Plan Partners to easily offer, and our members to earn, financial incentives for participation in wellness programs. Our technology platform includes a financial incentives framework and integration with several wellness providers used by our Network Partners. Once earned, incentives may be deposited directly into an HSA, RA or cash account, with Network Partner-specific messaging to make clear to the member the source of funds. Our platform routes incentives to the right type of account to maintain tax compliance, for example, by creating and routing funds to an RA where an HSA Member is ineligible to receive HSA contributions due to disqualifying coverage.
Our technology
Our proprietary technology is deployed as a cloud-based solution that is accessible to customers through the web and mobile devices. We utilize a multi-tenant architecture that allows changes made for one Network Partner to be extensible to all others. This architecture provides operating leverage by reducing costs and improving efficiencies by enabling us to maximize the utilization of our infrastructure capacity and reduction in required maintenance.
Our solution is hosted on a virtual private cloud with an ability to scale on demand. This allows us to quickly support our current and projected growth. We utilize two redundant third-party data centers to ensure continuous access and data availability. The data centers are purpose-built facilities for hosting mission critical systems with multiple built-in redundancy layers to minimize service disruptions and meet industry-standard measures.
Due to the sensitive nature of our customers’ data, we have a heightened focus on data security and protection. We have implemented industry-standard processes, policies and tools through all levels of our software development and network administration, reducing the risk of vulnerabilities in our system.
Our competitive landscape
We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, insurance companies and non-bank trustees approved by the U.S. Department of the Treasury as meeting certain ownership, capitalization, expertise and governance requirements. This market is very fragmented and characterized by more than 2,200 banks offering HSAs. As of January 31, 2015, we estimate that we have a market share of approximately 9%, and that we are among the five largest HSA custodians by market share. The others are Webster Bank, Optum Bank, Benefit Wallet, a product offered by Xerox HR Solutions, LLC, and Wells Fargo Bank. Our indirect competitors are benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels.
We believe that the primary competitive factors in the market of technology platforms that empower healthcare consumers are: integration with the broader healthcare system; level of consumer education and support; breadth of product offering; flexibility of technology to meet partner requirements; brand strength and reputation; and price. We believe that many of our large bank competitors view their healthcare businesses as non-core and have historically under-invested in developing these businesses. Many of our competitors have not incorporated personal health information into their offerings, as this would require significant upfront investment in technology, training, and segregation of business operations from other bank or custodial operations, as well as integration with data sources such as health plans and pharmacy benefits managers. Potential competitors within the technology or benefits administration service provider sector are limited from entering the space due to regulatory requirements for capital adequacy and demonstrated expertise in custodial operations. However, we experience significant competition and the intensity of competition may increase over time. Many of our competitors, in particular commercial banks and financial institutions, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services and have, or may in the future offer, a wider range of products and services that may be more attractive to potential customers, and they may also use advertising and marketing strategies that achieve broader brand recognition or acceptance. For example, our competitors that are commercial banks and financial institutions may leverage their ability to generate revenue from other banking activities and decide to offer no-fee HSAs, which may permit them to increase market share in our market.
In addition, companies who currently do not have a strong presence in the technology-enabled healthcare account services market may in the future decide to enter into the market. These companies may have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged accounts, integrated recordkeeping, trust functions and fund advisory and customer relations management, among others.
Government regulation
Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations.
IRS regulations
We are subject to applicable Internal Revenue Service, or IRS, regulations, which lay the foundation for tax savings and eligible expenses under the HSAs, HRAs and FSAs we administer. The IRS issues guidance regarding these regulations regularly.
HIPAA, privacy and data security regulations
In connection with processing data on behalf of our members, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act, and similar state laws governing the collection, use, protection and disclosure of nonpublic personally identifiable information.
HIPAA and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to “business associates,” including HealthEquity. We are also contractually subject to various provisions of HIPAA and the HITECH Act via agreements we have entered into with our customers, or Business Associate Agreements. There are both civil and criminal penalties for violating HIPAA, which may be enforced by both the U.S. Department of Health and Human Services’ Office for Civil Rights and state attorneys general. Violations of HIPAA may also subject us to contractual ramifications including but not limiting to termination of the applicable Business Associate Agreement. We have developed policies and procedures, trained our employees, and entered into agreements with our clients as appropriate to comply with HIPAA.
We are also subject to various laws, rules and regulations related to privacy, information security and data protection promulgated under the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act guidelines require, among other things, that we develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue.
In addition to federal data privacy and security laws and regulations, there are a number of state laws governing confidentiality and security of personally identifiable information that are applicable to our business. We have taken steps to comply with personally identifiable information security requirements to which we are aware that we are subject.

ERISA
Our private-sector clients’ FSAs and HRAs are covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, which governs the structure of “employee benefits plans.” ERISA does not generally apply to HSAs. ERISA generally imposes extensive reporting requirements on employers, as well as an obligation to provide detailed disclosure to covered individuals, which includes both employees and beneficiaries. The Department of Labor can bring enforcement actions or assess penalties against employers for failing to comply with ERISA’s requirements. Participants may also file lawsuits against employers under ERISA.
Department of Labor
The Department of Labor, or the DOL, is responsible for issuing guidance under any component plans that are subject to ERISA, including health FSAs and HRAs.
The DOL issues regulations, technical releases and other pieces of guidance that apply to employee benefit plans generally. In addition, in response to a request by an individual or an organization, the DOL’s Employee Benefits Security Administration may issue an advisory opinion that interprets and applies ERISA to a specific situation, including issues related to consumer-centric healthcare accounts.
Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare legislation through the PPACA and the Healthcare and Education Reconciliation Act of 2010. These laws amended various provisions in many federal laws, including the Internal Revenue Code of 1986, as amended, or the Code, and ERISA. These amendments include numerous coverage changes affecting group health plans, which now apply to insurers and governmental plans, as well as employer-sponsored health plans, including self-insured plans such as HRAs and health FSAs.
Investment Advisers Act of 1940
Our subsidiary HealthEquity Advisors, LLC is a registered investment advisor that provides web-only registered investment advisory services. As such, it must comply with the requirements of the Investment Advisers Act of 1940, or the Advisers Act, and related Securities and Exchange Commission, or SEC, regulations. Such requirements relate to, among other things, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences.
Intellectual property
Intellectual property is important to our success. We have registered our trademark “HealthEquity” with the U.S. Patent and Trademark Office and maintain trademark rights to the mark “Building Health Savings.”
We also rely on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes, and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.
Employees
As of January 31, 2015, we had 455 team members, including 324 in service delivery, 62 in technology and development and 69 in sales, general and administrative. We consider our relationship with our employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.
Facilities
Our principal executive offices are located in Draper, Utah, where we lease approximately 82,000 square feet of office space under a lease that expires on April 30, 2019. We also lease office space in Overland Park, Kansas under a lease that expires in March 2016 and lease additional space at data centers located in Draper, Utah and Austin, Texas, pursuant to leases expiring in June 2016 and May 2017, respectively. We believe that our current facilities are sufficient to meet our current needs.

Litigation
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Corporate information
HealthEquity, Inc. was incorporated as a Delaware corporation on September 18, 2002. Our principal business office is located at 15 W. Scenic Pointe Dr., Ste. 100, Draper, Utah 84020. Our website address is www.healthequity.com. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report on Form 10-K, and you should not consider it to be part of this report.
Where you can find additional information
Our website is located at www.healthequity.com, and our investor relations website is located at ir.healthequity.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk factors
You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
Our proprietary technology platform enables the exchange of, and access to, sensitive information, and security breaches could result in the loss of this information, theft or loss of actual funds, litigation, indemnity obligations to our customers and other liabilities. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability. For example, we have in the past experienced security breaches which, although such breaches did not result in any claims against us, could be indicative of the potential for future security breaches. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

•	possible fines, penalties and damages;

•	reduced demand for our services;

•	an unwillingness of consumers to provide us with their payment information;

•	an unwillingness of customers to provide us with personal information; and

•	harm to our reputation and brand.
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
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Webster Bank, Optum Bank, and Wells Fargo Bank, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements, such as Payflex Systems USA, Inc. This market is highly fragmented and characterized by more than 2,200 HSA custodians. We also have numerous indirect competitors, including benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels.
Many of our competitors, in particular commercial banks and financial institutions, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services and have offered, or may in the future offer, a wider range of products and services that may be more attractive to potential customers, and they may also use advertising and marketing strategies that achieve broader brand recognition or acceptance. For example, our competitors that are commercial banks and financial institutions may leverage their ability to generate revenue from other banking activities and decide to offer no-fee HSAs, which may permit them to increase market share in our market. Furthermore, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. Our Health Plan Partners may also decide to offer HSAs directly, which would significantly reduce our channel partner opportunities.
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
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. We expect that there will continue to be a number of legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, FSAs, and similar tax-advantaged healthcare accounts. For example, states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the access, use and disclosure of personally identifiable information, including HIPAA.
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
As a non-bank custodian, we must partner with our FDIC-insured custodial depository bank partners to hold and invest our cash AUM. We generate a significant portion of our consolidated revenue from fees we earn from our FDIC-insured custodial depository bank partners. For example, during the years ended January 31, 2015, 2014 and 2013, we generated approximately 28%, 31% and 33%, respectively, of our total revenue from custodial fees. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our cash AUM. In addition, if we do not offer our HSA Members competitive interest rates, our members may choose not to deposit their HSA cash balances with us. Any such scenario could materially and adversely affect our business and results of operations.
If our customers do not continue to utilize our payment cards, our results of operations, business and prospects would be materially adversely affected.
We derived 20%, 19% and 18% of our total revenue during the years ended January 31, 2015, 2014 and 2013, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.
We rely on a single bank identification number sponsor for our payment cards, and a change in relationship with this sponsor or its failure to comply with certain banking regulations could materially and adversely affect our business.
We rely on a single bank identification number, or BIN, sponsor in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsor enables us to link the payment cards that we offer our members to the VISA network, thereby allowing our members to use our payment cards to pay for healthcare-related expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsor, including a significant decline in its financial condition, a decline in the quality of its service, its inability to comply with applicable banking and financial service regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering. In addition, we do not have a long-term contract with our BIN sponsor, and it may increase the fees it charges us or terminate its relationship with us. If we were required to change BIN sponsors, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the recent increased regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
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
Our consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $26.5 million in intangible assets, together representing approximately 20% of our total assets as of January 31, 2015. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
If we are unable to meet or exceed the net worth test required by the IRS, we could be unable to maintain our non-bank custodian status, which would have a material adverse impact on our ability to operate our business.
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
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of January 31, 2015, we had approximately 1.4 million HSA Members and $2.4 billion in AUM representing growth of 47% and 45%, respectively, from January 31, 2014. For the year ended January 31, 2015, our total revenue and Adjusted EBITDA were approximately $87.9 million and $25.2 million, respectively, which represents year over year annual growth rates of approximately 42% and 60%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. While to date we believe we have effectively managed the effect on our operations resulting from the rapid growth of our business, our growth strategy contemplates further increasing the number of our HSA Members and our AUM at relatively higher growth rates than industry averages. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.
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
We intend to continue to invest in technology and development to create new and enhanced products and services to offer our customers, and to enhance our platform’s compatibilities. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise in these areas. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development. Some new services may be received negatively by our existing and/or potential customers and strategic partners and have to be put on hold or cancelled entirely.
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
Attracting and retaining new customers requires us to continue to improve the technology underlying our proprietary technology platform. Accordingly, we must continue to develop new and updated applications, features and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing ones, we may lose potential and existing customers. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our content offerings and healthcare saving and spending services. These efforts may:

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

We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our online platform in the event of the interruption of services at our primary data center. Even with this data recovery center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our online platform and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any future errors, failure, interruptions or delays experienced in connection these third-party technologies could delay our customers’ access to our products, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our customers and strategic partners to cease doing business with us, any of which could negatively impact our revenue.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act, or Sarbanes-Oxley, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report following our initial public offering, which will be for our year ending January 31, 2016, provide a management report on internal controls over financial reporting. Sarbanes-Oxley also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an emerging growth company. We do not expect to have our independent registered public accounting firm attest to our management report on internal controls over financial reporting for so long as we are an emerging growth company.
In connection with our preparation for our initial public offering, we concluded that there was a material weakness in our financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended January 31, 2013. The material weakness we identified comprised our lack of sufficient expertise to appropriately address and timely account for complex, non-routine transactions in accordance with GAAP. The evidence of this material weakness related primarily to the measurement and classification of our redeemable convertible preferred stock and warrants issued in connection with our redeemable convertible preferred stock. During the year ended January 31, 2014, we added personnel to our accounting staff with appropriate levels of experience to remediate the aforementioned material weakness and further developed our accounting policies and financial reporting procedures. As of January 31, 2015, we determined that the material weakness had been remediated as a result of the action taken and the resulting improvements in our internal controls.
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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
As of March 10, 2015, we had 55,065,470 shares of our common stock outstanding, of which 22,082,920 shares are held by our affiliates and subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of March 10, 2015, we had options outstanding that, if fully exercised, would results in the issuance of approximately 6,189,150 shares of our common stock. All of the shares of our common stock issuable upon the exercise of options have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 22,562,903 shares, or 41.0%, of our outstanding common stock have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future.
Our principal stockholder owns a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

As of March 10, 2015, our principal stockholder, Berkley Capital Investors, L.P., or Berkley, owned approximately 28.0% of our outstanding voting shares. Therefore, Berkley may have the ability to influence us through its ownership position. Berkley may be able to determine all matters requiring stockholder approval. For example, it may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our stockholders. In addition, certificate of incorporation and bylaws do not permit cumulative voting in the election of directors. The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board’s decision regarding a takeover.
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
We are an emerging growth company, and we cannot be certain whether taking advantage of certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

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
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We could remain an emerging growth company until January 31, 2020, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among other things, the market value of common equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market, or NASDAQ, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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

Item 1B. Unresolved staff comments
None.

Item 2. Properties

We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, where we lease approximately 82,000 square feet of office space under a lease that expires on April 30, 2019. We also lease approximately 5,000 square feet of office space in Overland Park, Kansas under a lease that expires in March 2016 and lease additional space at data centers located in Draper, Utah and Austin, Texas, pursuant to leases expiring in June 2016 and May 2017, respectively. We believe that our current facilities are sufficient to meet our current needs.

Item 3. Legal proceedings

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 4. Mine safety disclosures

Not applicable.

Part II.

Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities

Market information

Our common stock began trading publicly on the NASDAQ Global Select Market under the symbol "HQY" on July 31, 2014. Prior to that time, there was no public market for our common stock.

Holders

As of March 10, 2015, there were approximately 119 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Stock price

The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the indicated periods:

	Price Range
Fiscal year ended January 31, 2015:	High	Low
Fourth Quarter	$27.74	$19.26
Third Quarter	$22.84	$16.11
Second Quarter (on July 31, 2014)	$20.00	$17.04

Dividend policy

We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Performance graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from July 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2015. The chart assumes $100 was invested on July 31, 2014 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Use of proceeds from sale of registered equity securities

On August 5, 2014, we closed our initial public offering of 10,465,000 shares of common stock sold by us. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196645), which was declared effective by the SEC on July 30, 2014. JP Morgan & Chase Co. and Wells Fargo acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were approximately $146.5 million. After deducting underwriting discounts and commissions of approximately $10.2 million and offering expenses payable by us of approximately $3.7 million, we received approximately $132.6 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated July 30, 2014) filed with the SEC on August 1, 2014 pursuant to Rule 424(b) of the Securities Act. In connection with the completion of our initial public offering, we paid a previously declared cash dividend of $50.0 million on shares of our common stock outstanding on August 4, 2014. In addition, we paid a cash dividend of $347,000 on shares of our outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014. The remainder of the funds received were invested in registered money market funds.

Unregistered sales of equity securities
None.

Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 6. Selected financial data

The following selected consolidated financial data is derived from our consolidated financial statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7. Management’s discussion and analysis of financial condition and results of operations.

	Year ended January 31,
(in thousands, except for per share data)	2015	2014	2013
Consolidated operations data:
Revenue	$87,855	$62,015	$46,088
Cost of services	39,882	29,213	21,968
Gross profit	47,973	32,802	24,120
Operating expenses	31,100	21,278	17,028
Income from operations	16,873	11,524	7,092
Other expense	(1,109)	(6,150)	(590)
Income before income taxes	15,764	5,374	6,502
Income tax provision (benefit)	5,598	4,141	(4,667)
Net income and comprehensive income	$10,166	$1,233	$11,169

Net income (loss) attributable to common stockholders:
Basic	$12,058	$(7,132)	$3,993
Diluted	$10,901	$(7,132)	$9,562

Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$(1.26)	$0.81
Diluted	$0.21	$(1.26)	$0.25

Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	31,181	5,651	4,924
Diluted	51,856	5,651	37,514

Consolidated balance sheet data:
Cash and cash equivalents	$111,005	$13,917	$5,905
Working capital	115,888	14,327	7,024
Total assets	158,769	55,090	46,301
Total liabilities	14,674	21,082	11,514
Total redeemable convertible preferred stock	—	46,714	41,186
Total stockholders' equity (deficit)	$144,095	$(12,706)	$(6,399)

Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See “Special Note Regarding Forward-Looking Statements.”
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
The core of our ecosystem is the HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 20 of the 50 largest health plans in the country, a number of which are among 28 Blue Cross and Blue Shield health plans in 26 states, and approximately 27,000 employer clients, including industry leaders such as American Express Company, Dow Corning Corporation, eBay, Inc., Google, Inc., Intermountain Healthcare and Kohl’s Corporation. Through our Network Partners, we have the potential to reach over 60 million consumers, representing approximately 34% of the under-age 65 privately insured population in the United States.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, RAs, and investment accounts on one website, and in 2013, we began delivering HSA-specific investment advice online.
We generate revenue primarily from three sources: account fees, custodial fees and card fees. We generate account fee revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial fee revenue from interest we earn on cash AUM deposited with our FDIC-insured custodial depository bank partners, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. We also generate payment card fee revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in Part 1, Item 1A of this Annual Report on Form 10-K.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in HSA Plans and other consumer-centric health plans. In particular, we believe that the implementation of the PPACA over the remainder of this decade, continued growth in healthcare costs, and related factors will spur HSA Plan and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict.

Attracting and penetrating network partners
We created our business model to take advantage of the changing dynamics of the U.S. private health insurance market. Our model is based on a B2B2C distribution strategy, meaning we rely on our Employer Partners and Health Plan Partners to reach potential members to increase the number of HSAs for which we serve as custodian, which we refer to as our HSA Members. Our success depends in large part on our ability to further penetrate our existing Network Partners by adding new members from these partners and adding new Network Partners.
Our innovative technology platform
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions differentiate us from our competitors and drive our growth in revenue, HSA Members, Network Partners and AUM. Similarly, these innovations underpin our ability to provide a differentiated consumer experience in a cost-effective manner. For example, we are currently undertaking a significant update of our proprietary platform’s architecture, which will allow us to decrease our maintenance spending and increase our budget for innovation initiatives. As part of this project, we are also investing in improvements in our transaction processing capabilities and related platform infrastructure to support continued account and transaction growth. We intend to continue to invest in our technology development to enhance our platform’s capabilities and infrastructure.
Our “Purple” culture
The new healthcare consumer needs education and advice delivered by people as well as technology. We believe that our team-oriented, customer-focused culture, which we call “Purple,” is a significant factor in our ability to attract and retain customers and to nimbly address opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities. We regularly measure the success of these efforts, particularly in the context of rapid growth.
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
Our competition and industry
Our direct competitors are HSA custodians, of which there are over 2,200 competing in the market. These are primarily state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Health Plan Partners may also choose to offer technology-based healthcare services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Regulatory change
Federal law and regulations, including the PPACA, IRS regulations, labor law and public health regulations that govern the provision of health insurance and are the foundation for tax-advantaged healthcare saving and spending through HSAs and RAs, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as HIPAA and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Advisers Act and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.

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
HSA members
The following table sets forth our HSA Members for the periods indicated:

	January 31, 2015	January 31, 2014	January 31, 2013	% Change from prior year
HSA Members	1,426,785	967,710	677,251	47%	43%
Average HSA Members - Year-to-date	1,087,962	747,182	532,053	46%	40%
Average HSA Members - Quarter-to-date	1,230,256	837,666	592,376	47%	41%
We define an HSA Member as an HSA for which we serve as custodian. Tracking the number of our HSA Members is critical because our account fee revenue is driven by the administrative fees we charge per account.
The number of our HSA Members increased by approximately 459,000, or 47%, from January 31, 2014 to January 31, 2015, and by approximately 290,000, or 43%, from January 31, 2013 to January 31, 2014.
The increase in the number of our HSA Members in these periods was primarily driven by the addition of new Network Partners and further penetration into existing Network Partners.
Assets under management
The following table sets forth our AUM for the periods indicated:

(in thousands, except percentages)	January 31, 2015	January 31, 2014	January 31, 2013	% Change from prior year
Cash AUM	$2,075,741	$1,442,336	$1,060,696	44%	36%
Investment AUM	286,526	182,614	103,335	57%	77%
Total AUM	$2,362,267	$1,624,950	$1,164,031	45%	40%
Average daily cash AUM - Year-to-date	$1,553,845	$1,137,825	$829,427	37%	37%
Average daily cash AUM - Quarter-to-date	$1,698,402	$1,223,589	$894,456	39%	37%
We define AUM as our custodial assets under management. Our AUM consists of the following components: (1) cash deposit AUM, which are deposits with our FDIC-insured custodial depository bank partners, (2) cash AUM invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our AUM is important because our custodial fee revenue is determined by the applicable account yields and average daily AUM balances.
Our AUM increased by $737.3 million, or 45%, from January 31, 2014 to January 31, 2015. Our AUM increased by $460.9 million, or 40%, from January 31, 2013 to January 31, 2014. The increase in AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Year ended January 31,
(in thousands, except percentages)	2015	2014	2013	% Change from prior year
Adjusted EBITDA	$25,242	$15,769	$10,504	60%	50%
As a percentage of revenue	29%	25%	23%
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, stock-based compensation expense, and certain other non-cash statement of operations items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
Our Adjusted EBITDA increased by $9.5 million, or 60%, from $15.8 million for the year ended January 31, 2014 to $25.2 million for the year ended January 31, 2015. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $5.3 million, or 46%, increase in income from operations.
Our Adjusted EBITDA increased by $5.3 million, or 50%, from $10.5 million for the year ended January 31, 2013 to $15.8 million for the year ended January 31, 2014. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $4.4 million, or 62%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income and comprehensive income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended January 31,
(in thousands)	2015	2014	2013
Net income and comprehensive income	$10,166	$1,233	$11,169
Interest expense	—	44	326
Income tax provision (benefit)	5,598	4,141	(4,667)
Depreciation and amortization	4,253	2,633	1,728
Amortization of acquired intangible assets	1,637	1,637	1,637
Loss on revaluation of warrants	—	614	14
Loss on revaluation of redeemable convertible preferred stock derivative liability	735	5,363	103
Stock-based compensation expense	2,525	57	47
Other (1)	328	47	147
Total adjustments	$15,076	$14,536	$(665)
Adjusted EBITDA	$25,242	$15,769	$10,504

(1)	For the years ended January 31, 2015, 2014 and 2013, respectively, Other consisted of interest income of $(38), $(49) and $(7), and miscellaneous taxes of $366, $96 and $154, respectively.
Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2015	2014	2013	% Change from prior year
Account fee revenue	$45,010	$30,575	$22,102	47%	38%
Custodial fee revenue	24,374	18,955	15,181	29%	25%
Card fee revenue	17,746	11,931	8,520	49%	40%
Other revenue	725	554	285	31%	94%
Total revenue	$87,855	$62,015	$46,088	42%	35%
We generate revenue from three primary sources: account fees, custodial fees and card fees. We also generate other revenue, primarily from marketing materials that we produce for our Network Partners.
Account fee revenue.    We earn account fee revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and HRAs we offer. Our fees are generally fixed for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
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
Cost of services
Cost of services includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of services include interest paid to members on cash AUM and card costs incurred in connection with processing card transactions for our members.

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
Technology and development.    Technology and development expenses include personnel and related expenses for software engineering, information technology, security and compliance, and product development. Technology and development expenses also include software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
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
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, accounting, insurance, investor relations and other public company costs that we will incur as a new public company, as well as other costs associated with continuing to grow our business. We expect our general and administrative expenses to remain fairly steady as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event.
Other expense
Other expense primarily consists of interest expense, loss on revaluation of warrants and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. As a result, during the year ended January 31, 2015, we recorded a loss on revaluation of this derivative liability. However, as a result of the modification of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year that differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of January 31, 2015, we remain in a net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of taxable income coupled with forecasted profitability, no valuation allowance was required as of January 31, 2015.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year ended January 31,
(in thousands)	2015	2014	2013
Revenue
Account fee revenue	$45,010	$30,575	$22,102
Custodial fee revenue	24,374	18,955	15,181
Card fee revenue	17,746	11,931	8,520
Other revenue	725	554	285
Total revenue	87,855	62,015	46,088
Cost of services
Account costs	29,760	21,473	15,389
Custodial costs	4,141	3,487	3,485
Card costs	5,899	4,137	2,697
Other costs	82	116	397
Total cost of services	39,882	29,213	21,968
Gross profit	47,973	32,802	24,120
Operating expenses
Sales and marketing	10,619	8,602	7,795
Technology and development	10,501	7,142	4,229
General and administrative	8,343	3,897	3,367
Amortization of acquired intangible assets	1,637	1,637	1,637
Total operating expenses	31,100	21,278	17,028
Income from operations	16,873	11,524	7,092
Other expense
Interest expense	—	(44)	(326)
Loss on revaluation of warrants	—	(614)	(14)
Loss on revaluation of redeemable convertible preferred stock derivative	(735)	(5,363)	(103)
Other expense, net	(374)	(129)	(147)
Total other expense	(1,109)	(6,150)	(590)
Income before income taxes	15,764	5,374	6,502
Income tax provision (benefit)	5,598	4,141	(4,667)
Net income and comprehensive income	$10,166	$1,233	$11,169

The following table presents the components of our results of operations for the periods indicated as a percentage of our total revenue:

	Year ended January 31,
	2015	2014	2013
Revenue
Account fee revenue	51%	49%	48%
Custodial fee revenue	28%	31%	33%
Card fee revenue	20%	19%	18%
Other revenue	1%	1%	1%
Total revenue	100%	100%	100%
Cost of services
Account costs	34%	35%	33%
Custodial costs	5%	5%	8%
Card costs	7%	7%	6%
Other costs	—%	—%	1%
Total cost of services	46%	47%	48%
Gross profit	54%	53%	52%
Operating expenses
Sales and marketing	12%	14%	17%
Technology and development	12%	11%	9%
General and administrative	9%	6%	7%
Amortization of acquired intangible assets	2%	3%	4%
Total operating expenses	35%	34%	37%
Income from operations	19%	19%	15%
Other expense
Interest expense	—%	—%	(1)%
Loss on revaluation of warrants	—%	(1)%	—%
Loss on revaluation of redeemable convertible preferred stock derivative	(1)%	(9)%	—%
Other expense, net	—%	—%	—%
Total other expense	(1)%	(10)%	(1)%
Income before income taxes	18%	9%	14%
Income tax provision (benefit)	6%	7%	(10)%
Net income and comprehensive income	12%	2%	24%
Comparison of the years ended January 31, 2015, 2014 and 2013
Account fee revenue
The $14.4 million increase in account fee revenue for the year ended January 31, 2015 as compared to the year ended January 31, 2014 was primarily due to an increase in the number of our HSA Members. The $8.5 million increase in account fee revenue for the year ended January 31, 2014 as compared to the year ended January 31, 2013 was also primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 459,000, or 47%, from January 31, 2014 to January 31, 2015, and by approximately 290,000, or 43%, from January 31, 2013 to January 31, 2014.
The growth in the number of our HSA Members over the past two years was due to a combination of growth from our new and existing Network Partners, with 80% coming from existing Network Partners.

Custodial fee revenue
The $5.4 million increase in custodial fee revenue from the year ended January 31, 2014 to the year ended January 31, 2015 was primarily due to an increase in average daily cash AUM of $416.0 million, or 37%, partially offset by a decrease in the yield on average cash AUM from 1.64% in the year ended January 31, 2014 to 1.52% in the year ended January 31, 2015. Custodial fees decreased in the year ended January 31, 2015 as a percentage of our total revenue compared to the year ended January 31, 2014, primarily due to lower-rate custodial depository agreements added subsequent to the year ended January 31, 2014 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the year ended January 31, 2015 compared to the year ended January 31, 2014.
The $3.8 million increase in custodial fee revenue from the year ended January 31, 2013 to the year ended January 31, 2014 was primarily due to an increase in average daily cash AUM of $308.4 million, or 37%, partially offset by a decrease in the yield on average cash AUM from 1.81% in the year ended January 31, 2013 to 1.64% in the year ended January 31, 2014. Custodial fees decreased in the year ended January 31, 2014 as a percentage of our total revenue compared to the year ended January 31, 2013, primarily due to lower-rate custodial depository agreements added in the year ended January 31, 2014 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the year ended January 31, 2014 compared to the year ended January 31, 2013.
Cash AUM per HSA Member of $1,455 as of January 31, 2015 was 2% lower than the cash AUM per HSA Member of $1,490 as of January 31, 2014. This was primarily due to new HSAs having lower average balances than those HSAs that have been open for multiple years. Investment AUM increases resulted from an increase in the number of our members choosing to move their HSA assets from cash balances to investment balances, along with market changes (positive or negative) in the particular investments chosen.
Card fee revenue
The $5.8 million increase in card fee revenue from the year ended January 31, 2014 to the year ended January 31, 2015 was due to an overall increase in the number of our HSA Members and card activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our card fee revenue.
The $3.4 million increase in card fee revenue from the year ended January 31, 2013 to the year ended January 31, 2014 was due to an overall increase in the number of our HSA Members and card activity.
Other revenue
Other revenue increased $171,000 and $269,000 during the years ended January 31, 2015 and 2014, respectively. The increases were the result of an increase in the amount of fees charged to our Network Partners for marketing materials.

Cost of services
The following table sets forth our cost of service for the periods indicated:

(in thousands, except percentages)	Year ended January 31,
	2015	2014	2013	% Change from prior year
Account costs	$29,760	$21,473	$15,389	39%	40%
Custodial costs	4,141	3,487	3,485	19%	—%
Card costs	5,899	4,137	2,697	43%	53%
Other costs	82	116	397	(29)%	(71)%
Total cost	$39,882	$29,213	$21,968	37%	33%
Account costs
The $8.3 million increase in account costs from the year ended January 31, 2014 to the year ended January 31, 2015 was due to the higher volume of total accounts being serviced. The $8.3 million increase includes $4.6 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $2.0 million related to account and card activation as well as monthly processing of statements and other communications, information technology expenses of $315,000, depreciation and amortization of $320,000, stock compensation of $393,000 and $614,000 in other expenses.

The $6.1 million increase in account costs from the year ended January 31, 2013 to the year ended January 31, 2014 was due to the higher volume of total accounts being serviced.
Custodial costs
Our custodial costs increased $654,000 from the year ended January 31, 2014 compared to the year ended January 31, 2015. Our custodial costs on average cash AUM decreased from 0.31% in the year ended January 31, 2014 to 0.27% for the year ended January 31, 2015, while average daily cash AUM increased from $1.14 billion during the year ended January 31, 2014 to $1.55 billion during the year ended January 31, 2015.
Our custodial costs remained flat from the year ended January 31, 2013 to the year ended January 31, 2014. As the macro interest rate environment deteriorated, we lowered the rates we paid individual account holders. Our custodial cost on average cash AUM decreased from 0.42% during the year ended January 31, 2013 compared to 0.31% during the year ended January 31, 2014, while average daily cash AUM increased form $829 million during the year ended January 31, 2013 to $1.14 billion during the year ended January 31, 2014.
Card costs
Card costs increased $1.8 million, or 43%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. Card costs increased $1.4 million, or 53%, during the year ended January 31, 2014 compared to the year ended January 31, 2013. The increases are a result of increases in card spend and RA spend increasing as a percentage of total spend.
As we continue to add HSA Members, our cost of services will increase in dollar amount to support our Network Partners and members. Cost of services will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Year ended January 31,
	2015	2014	2013	% Change from prior year
Sales and marketing	$10,619	$8,602	$7,795	23%	10%
Technology and development	10,501	7,142	4,229	47%	69%
General and administrative	8,343	3,897	3,367	114%	16%
Amortization of acquired intangible assets	1,637	1,637	1,637	—%	—%
Total operating expenses	$31,100	$21,278	$17,028	46%	25%
Sales and marketing
The $2.0 million increase in sales and marketing expenses from the year ended January 31, 2015 compared to the year ended January 31, 2014 primarily consisted of increased staffing and sales commissions of $1.1 million, stock compensation expense of $492,000, and other expenses of $394,000.
The $807,000 increase in sales and marketing expenses from the year ended January 31, 2013 compared to the year ended January 31, 2014 was attributable to increased sales commissions of $1.0 million due to higher account growth, offset by reductions in redundant sales resources of $193,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $3.4 million increase in technology and development expenses for the year ended January 31, 2015 compared to the year ended January 31, 2014 resulted primarily from professional fees of $2.9 million related to the ongoing project to improve and optimize our proprietary technology platform and compensation of $1.7 million related to hiring additional personnel. There were other expenses of $616,000, stock compensation of $247,000, and amortization and depreciation of $1.3 million, all of which were offset primarily by an increase in capitalized engineering of $3.4 million associated to the development and enhancement of our proprietary technology platform.
The $2.9 million increase in technology and development expenses for the year ended January 31, 2014 compared to the year ended January 31, 2013 was in part attributable to $704,000 spent on a project to improve and optimize our proprietary technology platform. This included increasing our software development staff and engaging multiple external consultants. Additionally, we increased our spending by $514,000 for our investment service products, by $501,000 on security and compliance, by $465,000 on new product development, and by $322,000 for technical project management. With the increased staffing, we have incurred additional costs of $407,000 related to the purchase of equipment, software development licenses and training.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $4.4 million increase in general and administrative expenses for the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily attributable to increased personnel and professional fees of $2.2 million, stock compensation of $1.3 million and other expenses of $923,000 primarily related to public company costs (including legal expenses, accounting expenses, and investor relations expense).
The $530,000 increase in general and administrative expenses for the year ended January 31, 2014 compared to the year ended January 31, 2013 was primarily attributable to increased professional fees.
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance demands of a public company.

Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged between the years ended January 31, 2015, 2014 and 2013 as no additional acquisitions occurred during the years ended January 31, 2015, 2014, and 2013.
Other expense
The following table sets forth our other expense for the periods indicated.

	Year ended January 31,
(in thousands)	2015	2014	2013	$ Change from prior year
Interest expense	$—	$(44)	$(326)	$44	$282
Loss on revaluation of warrants	—	(614)	(14)	614	(600)
Loss on revaluation of redeemable convertible preferred stock derivative	(735)	(5,363)	(103)	4,628	(5,260)
Other expense, net	(374)	(129)	(147)	(245)	18
Other expense	$(1,109)	$(6,150)	$(590)	$5,041	$(5,560)
Loss on revaluation of warrants
All liability warrants were exercised during the year ended January 31, 2014; therefore, there were no adjustments to the fair market value of the common stock warrants during the year ended January 31, 2015.
The $614,000 and $14,000 loss during the years ended January 31, 2014 and 2013, respectively, relates to the revaluation of common stock warrants issued in relation to our acquisition of First HSA, LLC in the year ended January 31, 2011.
Loss on revaluation of redeemable convertible preferred stock derivative
The $735,000 loss during the year ended January 31, 2015 relates to a revaluation of the fair market value of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there were no further fair market value adjustments.
The $5.4 million and $103,000 loss during the years ended January 31, 2014 and 2013, respectively, relates to the revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock.

Income tax provision (benefit)

Income tax provision (benefit) for the years ended January 31, 2015, 2014, and 2013 was $5.6 million, $4.1 million, and ($4.7) million, respectively. The increase in income tax provision (benefit) during the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes which was netted with an increase in the tax benefit on research and development credits claimed and a decrease in non-deductible expenses. The increase in income tax (benefit) during the year ended January 31, 2014 compared to the year ended January 31, 2013 was primarily attributable to the release of a $7.5 million deferred tax asset valuation allowance during the year ended January 31, 2013 compared to the release of a $29,000 deferred tax asset valuation allowance during the year ended January 31, 2014. The additional change was primarily due to an increase in federal income taxes driven by higher taxable income year over year.

Seasonality

Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. A significant number of new and existing Network Partners bring us new HSA Members beginning in January concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new HSA Members, we incur costs related to implementing and supporting our new Network Partners and new HSA Members. These costs of services relate to activating the account and the hiring of additional staff, including seasonal help to support our Member Education Center. These expenses begin to ramp up during our third fiscal quarter with the majority of expenses incurred in our fourth fiscal quarter. We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January.
Liquidity and capital resources
As of January 31, 2015, our principal source of liquidity was our current cash balances and collections from our account fee, custodial fee and card fee revenue activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of January 31, 2015 and January 31, 2014, cash and cash equivalents were $111.0 million and $13.9 million, respectively. In August 2014, we consummated our IPO and received net proceeds of approximately $132.6 million from the issuance of 10,465,000 shares of common stock. We paid a previously declared cash dividend of $50.0 million on shares of our common stock outstanding on August 4, 2014.
Capital expenditures for the years ended January 31, 2015, 2014, and 2013 were $8.1 million, $5.4 million, and $2.7 million, respectively. We expect to continue our increased capital expenditures during the year ending January 31, 2016 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include software engineering services, computer hardware, and personnel and related costs for software engineering.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$15,046	$18,015	$11,770
Net cash used in investing activities	(8,437)	(4,639)	(3,537)
Net cash provided by (used in) financing activities	90,479	(5,364)	(7,458)
Increase in cash and cash equivalents	97,088	8,012	775
Beginning cash and cash equivalents	13,917	5,905	5,130
Ending cash and cash equivalents	$111,005	$13,917	$5,905
Cash flows provided by operating activities
Net cash provided by operating activities during the year ended January 31, 2015 resulted primarily from our net income of $10.2 million being adjusted for the following non-cash items: depreciation and amortization of $5.9 million and stock-based compensation of $2.5 million, deferred income taxes of $1.6 million, changes in accrued compensation of $1.2 million and a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000 and changes in deferred rent of $95,000. These items were offset by changes in accounts receivable of $3.4 million, prepaid items of $1.6 million, accounts payable of $1.2 million, accrued liabilities and inventories of $1.0 million.
Net cash provided by operating activities during the year ended January 31, 2014 resulted primarily from our net income of $1.2 million being adjusted for the following non-cash items: depreciation and amortization of $4.3 million and deferred income taxes of $3.6 million primarily related to the utilization of net operating losses, or NOLs, generated in prior years, the revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $5.4 million, as well as the revaluation of our warrant liability of $614,000. Operating cash flow was further increased by changes in accounts payable, accrued compensation and accrued liabilities of $4.6 million, offset by an increase in accounts receivable of $1.5 million, all of which was due to year-over-year growth.
Net cash provided by operating activities during the year ended January 31, 2013 resulted primarily from our net income of $11.2 million being adjusted for the following non-cash items: depreciation and amortization of $3.4 million offset by deferred taxes of $4.9 million, primarily due to the release of the valuation allowance related to previously generated NOLs. Operating cash flow was further increased by changes in accounts payable, accrued compensation and accrued liabilities of $1.2 million, and also a decrease in accounts receivable of $571,000, all of which was due to year-over-year growth.
Cash flows used in investing activities
Net cash used in investing activities during the years ended January 31, 2015, 2014, and 2013 were primarily the result of an increase in purchase of software and capitalized software development costs of $6.4 million, $3.8 million, and $1.9 million, respectively. These increases were due to continued growth. We also increased our purchases of property and equipment to $1.7 million, $1.6 million and $831,000, respectively, due to our continued growth. There were other investing activities of $305,000 during the year ended January 31, 2015. We also issued a note receivable to a stockholder in the principal amount of $800,000 during the year ended January 31, 2013, which was repaid in full during the year ended January 31, 2014.
Cash flows provided by (used in) financing activities
Cash flow provided by financing activities during the year ended January 31, 2015 resulted primarily from $132.6 million of proceeds from our IPO, net of $3.7 million of offering costs, payment of a previously declared cash dividend of $50.0 million, exercise of stock options of $2.4 million, exercise of common stock warrants totaling $2.4 million and the associated tax benefits of $3.4 million.
Cash flow used in financing activities during the year ended January 31, 2014 resulted primarily from repayment of notes payable of $2.2 million in connection with the prior acquisitions of First HSA, LLC and First Horizon MSaver, Inc., the repurchase of our redeemable convertible preferred stock and convertible preferred stock of $3.4 million, and payment of our cash dividend to holders of our series D-3 redeemable convertible preferred stock of $694,000. This was partially offset by proceeds associated with the exercise of stock options and warrants of $597,000.
Cash flow used in financing activities during the year ended January 31, 2013 resulted primarily from repayment of notes payable of $7.6 million in connection with the prior acquisitions of First HSA, LLC, First Horizon MSaver, Inc., and the HSA assets of Principal Bank. This was partially offset by $110,000 of proceeds associated with the exercise of stock options.
Contractual obligations
We lease office space, data storage facilities, equipment and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2015 are as follows:

	Payment due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Lease Obligations	$1,319	$2,453	$1,523	$—	$5,295
Data Storage and Equipment Lease Obligations	95	52	—	—	147
Total	$1,414	$2,505	$1,523	$—	$5,442
We have entered into a non-cancelable lease agreement with escalating lease payments for office space. The term of the lease began December 1, 2012 and runs for 77 months with renewal options. Under the terms of the agreement, we are responsible for all expenses, taxes, and insurance on the leased property and also a pro rata share of the expenses related to common areas. Lease expense for office space for the years ended January 31, 2015, 2014 and 2013 totaled $1.6 million, $935,000 and $811,000, respectively. We also lease office space in Overland Park, Kansas, which expires in March 2016.
The data storage and equipment leases relate to our offsite data storage facility and office equipment leases. All of these leases expire by the year ended January 31, 2017.
We also have agreements with several entities for access to technology and software. The agreements are based on usage, and there are no minimum required monthly payments.
Processing services agreement—During the year ended January 31, 2012, we amended our merchant processing services agreement with a vendor. The agreement expires in 2016 and requires us to pay a minimum processing fee based on the processing year of the agreement. We may terminate the agreement by providing 180 days’ written notice.
If the processing agreement is terminated prior to December 31, 2016, we are required to pay the vendor a termination fee, equal to 70% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account boarding incentive fee.
Minimum processing fees under the terms of the merchant processing services agreement are as follows:

Year ending January 31, (in thousands)	Minimum processing fees
2016	$825
2017	$825
For each of the years ended January 31, 2015, 2014 and 2013, we exceeded the minimum amounts required under the agreement.
Off-balance sheet arrangements
During the years ended January 31, 2015, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below.
Revenue recognition
We earn revenue primarily from three sources: account fees, custodial fees and card fees. We recognize revenue when the following criteria are met: (1) collectability is reasonably assured; (2) delivery has occurred; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable fee.

•
Account fees:    We charge our Network Partners, employer clients or individual members a monthly account fee once a member account is set up on our system. We recognize revenue on the monthly account fees in the month during which we service each member account.

•
Custodial fees:    We earn interest on cash AUM. This interest is earned from various FDIC-insured bank partners with whom we deposit our members’ HSA cash assets. We also receive certain administrative and recordkeeping fees for investment AUM from our investment partners. We recognize this revenue in the month in which it is earned.

•
Card fees:    We earn card fee (interchange fee) revenue from card transaction “swipes” by our members when our members use our payment cards to pay healthcare-related claims and expenses. We recognize this revenue in the month in which it is earned.

Capitalized software development costs
We account for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification, or ASC, 350-40, “Internal-Use Software.” Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred that are directly attributable to developing or obtaining software for internal use incurred in the application development stage are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.
Goodwill and intangible assets
We apply ASC 805, ‘‘Business Combinations,’’ and ASC 350, ‘‘Intangibles—Goodwill and Other’’ to account for goodwill and intangible assets. In accordance with these standards, we amortize all finite lived intangible assets over their respective estimated useful lives, while goodwill has an indefinite life and is not amortized. We review finite lived intangible assets subject to amortization for impairment whenever events or circumstances indicate that the associated carrying amount may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually or more frequently whenever a triggering event or change in circumstances occurs, at the reporting unit level. We are required to recognize an impairment charge if the carrying amount of the reporting unit exceeds its fair value.
Prior to our initial public offering, management used all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows and net income. After the consummation of our initial public offering, our stock price and associated market capitalization were also considered in the determination of reporting unit fair value. In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities. No provision for goodwill or other intangible asset impairments was recorded during the the years ended January 31, 2015, 2014 and 2013. However, a lower fair value estimate in the future could result in impairment. A prolonged or significant decline in our stock price could provide evidence of a need to record a material impairment of goodwill.
Income taxes
We account for income taxes and the related accounts under the liability method as set forth in the authoritative guidance for accounting for income taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. We recognize the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. We recognize interest and penalties, if any, related to unrecognized tax benefits as a component of other income (expense) in the Statements of Operations and Comprehensive Income. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on our effective tax rate and results of operations.
Stock-based compensation
We award time-based and performance-based stock options to employees, directors, executive officers, and non-employees. Stock-based compensation costs related to stock options granted are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. With respect to time-based stock options, the grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options we grant to employees generally vest over four years. With respect to performance-based stock options, stock compensation expense is recognized over the requisite service period using the graded-vesting attribution method when it is probable that the performance condition will be achieved. Each reporting period, we evaluate the probability of achieving the performance criteria and of the number of shares that are expected to vest, compensation expense is then adjusted to reflect the number of shares expected to vest. Accordingly, the expense recognized is an estimate that may change over time as key assumptions are updated. We expect to continue to grant stock options in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net income and net income per share of common stock could have been significantly different. These assumptions include:

•
Expected volatility:    As we do not have adequate length of trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historical price volatility for industry peers based on daily price observations. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•
Expected term:    The expected term represents the period that our stock-based awards are expected to be outstanding. We use the "simplified" method to estimate the expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•
Expected dividend yield:    We have never declared or paid any cash dividends to our common stockholders and do not presently plan to pay any cash dividends in the foreseeable future, other than in connection with the special dividend described in Item 5- Market for registrant's common equity, related stockholders matters and issuer purchases of equity securities. Consequently, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended January 31,
	2015	2014	2013
Expected volatility	32.90% - 40.29%	32.90%	31.30%
Expected term (in years)	5.6 - 7.3 years	3 years	3 years
Risk-free interest rate	1.12% - 2.24%	0.35%-0.80%	0.31%-0.39%
Expected dividend yield	—%	—%	—%
We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis.
In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense we recognize in our financial statements includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.

The estimated fair value of a stock option using the Black-Scholes option-pricing model is impacted significantly by changes in a company’s stock price. For example, all other assumptions being equal, the estimated fair value of a stock option will increase as the closing price of a company’s stock increases, and vice versa. Prior to the closing of the IPO, we were a private company and, as such, we were required to estimate the fair value of our common stock. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation based on multiple criteria. We estimated the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation", or the AICPA Practice Aid. After closing of the IPO, the fair value of our common stock is no longer an estimate as it is based upon the closing price of our stock on the NASDAQ Market on the date of grant.
Estimated fair value of redeemable convertible preferred stock derivative liability
We previously accounted for the conversion feature in our series D-3 redeemable convertible preferred stock as a derivative liability. Prior to March, 31, 2014, the series D-3 redeemable convertible preferred stock may have been redeemed at any time following August 11, 2018, for a per share amount equal to the greater of the fair market value per share of series D-3 redeemable convertible preferred stock, or the liquidation preference per share of series D-3 redeemable convertible preferred stock. Exercise of the redemption feature would allow the holder to receive the fair value of the conversion feature in cash and therefore the conversion feature provides for net settlement. As the series D-3 redeemable convertible preferred stock was determined to be a debt host, the conversion feature was not clearly and closely related to the debt host contract. Accordingly, the conversion feature required bifurcation and separate accounting. At the end of each reporting period, changes in estimated fair value during the period were recorded as a component of other expense.
We estimated the fair values of our derivative liability associated with our series D-3 redeemable convertible preferred stock using an option pricing model based on inputs as of the valuation measurement dates, including the fair value of our common stock, the estimated volatility of the price of our convertible preferred stock, the expected term of the warrants and the risk-free interest rates.
We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time we modified the terms of our series D-3 redeemable convertible preferred stock. As a result of the modifications, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments subsequent to March 31, 2014.

Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Item 7A. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the years ended January 31, 2015, 2014, and 2013, no one customer accounted for greater than 10% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash and cash equivalents held in banks as of January 31, 2015 were $111.0 million, of which $500,000 was covered by federal depository insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash. Our accounts receivable balance as of January 31, 2015 was $9.1 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

Assets under management
Our cash AUM, consists of custodial HSA funds we hold in trust on behalf of our members. As of January 31, 2015, we had cash AUM of approximately $2.1 billion. We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interests rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash and cash equivalents
We consider all non-cash AUM, highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2015, we had unrestricted cash and cash equivalents of $111.0 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries
Index to consolidated financial statements

Page
Report of independent registered public accounting firm	54
Consolidated balance sheets as of January 31, 2015 and 2014	55
Consolidated statements of operations and comprehensive income for the years ended January 31, 2015, 2014 and 2013	56
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the years ended January 31, 2015, 2014 and 2013	57
Consolidated statements of cash flows for the years ended January 31, 2015, 2014 and 2013	58
Notes to consolidated financial statements	60

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of HealthEquity, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HealthEquity, Inc. and its subsidiaries at January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 31, 2015

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2015	January 31, 2014
Assets
Current assets
Cash and cash equivalents	$111,005	$13,917
Accounts receivable, net of allowance for doubtful accounts of $40 as of January 31, 2015 and 2014	9,054	5,705
Inventories	625	391
Deferred tax asset	1,764	3,080
Prepaid expenses	2,271	663
Total current assets	124,719	23,756
Property and equipment, net	2,577	1,992
Intangible assets, net	26,541	24,691
Goodwill	4,651	4,651
Other investments	281	—
Total assets	$158,769	$55,090
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,303	$2,368
Accrued compensation	5,301	4,134
Accrued liabilities	2,227	2,927
Total current liabilities	8,831	9,429
Long-term liabilities
Deferred rent	488	393
Series D-3 redeemable convertible preferred stock derivative liability	—	6,182
Deferred tax liability	5,355	5,078
Total long-term liabilities	5,843	11,653
Total liabilities	14,674	21,082
Commitments and contingencies (see note 5)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.0001 par value, 26,473 shares authorized; no shares issued and outstanding as of January 31, 2015 and 17,349 shares issued and outstanding as of January 31, 2014; liquidation preference of $0 and $43,128 as of January 31, 2015 and 2014, respectively	—	46,714
Stockholders’ equity (deficit)
Convertible preferred stock, $0.0001 par value, 6,738 shares authorized, no shares issued and outstanding as of January 31, 2015 and 6,156 shares issued and outstanding as of January 31, 2014; liquidation preference of $0 and $12,764 as of January 31, 2015 and 2014, respectively	—	8,129
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2015 and 2014	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 54,802 and 7,038 shares issued and outstanding as of January 31, 2015 and 2014, respectively	5	1
Common stock warrants	—	2,334
Additional paid-in capital	157,094	—
Accumulated deficit	(13,004)	(23,170)
Total stockholders’ equity (deficit)	144,095	(12,706)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$158,769	$55,090
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations and
comprehensive income

(in thousands, except per share data)	Year ended January 31,
	2015	2014	2013

Revenue
Account fee revenue	$45,010	$30,575	$22,102
Custodial fee revenue	24,374	18,955	15,181
Card fee revenue	17,746	11,931	8,520
Other revenue	725	554	285
Total revenue	87,855	62,015	46,088

Cost of services
Account costs	29,760	21,473	15,389
Custodial costs	4,141	3,487	3,485
Card costs	5,899	4,137	2,697
Other costs	82	116	397
Total cost of services	39,882	29,213	21,968

Gross profit	47,973	32,802	24,120

Operating expenses
Sales and marketing	10,619	8,602	7,795
Technology and development	10,501	7,142	4,229
General and administrative	8,343	3,897	3,367
Amortization of acquired intangible assets	1,637	1,637	1,637
Total operating expenses	31,100	21,278	17,028

Income from operations	16,873	11,524	7,092

Other expense
Interest expense	—	(44)	(326)
Loss on revaluation of warrants	—	(614)	(14)
Loss on revaluation of redeemable convertible preferred stock derivative	(735)	(5,363)	(103)
Other expense, net	(374)	(129)	(147)

Total other expense	(1,109)	(6,150)	(590)

Income before income taxes	15,764	5,374	6,502

Income tax provision (benefit)	5,598	4,141	(4,667)

Net income and comprehensive income	$10,166	$1,233	$11,169

Net income (loss) attributable to common stockholders:
Basic	$12,058	$(7,132)	$3,993
Diluted	$10,901	$(7,132)	$9,562

Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$(1.26)	$0.81
Diluted	$0.21	$(1.26)	$0.25

Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	31,181	5,651	4,924
Diluted	51,856	5,651	37,514

The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Common stock warrants	Additional paid-in capital	Accumu- lated deficit	Total stock- holders' equity (deficit)
(in thousands, except exercise prices)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2012	17,185	$39,319	6,738	$8,990	4,857	$1	$3,684	$—	$(29,252)	(16,577)
Issuance of series D-3 redeemable convertible preferred stock as a stock dividend	248	609	—	—	—	—	—	—	(655)	(655)
Issuance of common stock:										—
Exercise of 419 warrants at $0.0002 per share	—	—	—	—	419	—	(5)	755	—	750
Exercise of 110 stock options at $1.0025 per share	—	—	—	—	110	—	—	110	—	110
Stock-based compensation	—	—	—	—	—	—	—	48	—	48
Tax benefit on stock options exercised	—	—	—	—	—	—	—	14	—	14
Redeemable convertible preferred stock accretion	—	1,258	—	—	—	—	—	(927)	(331)	(1,258)
Net income	—	—	—	—	—	—	—	—	11,169	11,169
Balance as of January 31, 2013	17,433	$41,186	6,738	$8,990	5,386	$1	$3,679	$—	$(19,069)	$(6,399)
Series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	—	(694)	(694)
Issuance of common stock:
Exercise of 1,084 warrants at $0.0682 per share	—	—	—	—	1,084	—	(1,345)	2,547	—	1,202
Exercise of 568 options at $0.9210 per share	—	—	—	—	568	—	—	523	—	523
Stock-based compensation	—	—	—	—	—	—	—	57	—	57
Tax benefit on stock options exercised	—	—	—	—	—	—	—	271	—	271
Stock repurchased and retired-665,613 preferred shares (674,120 common stock equivalent shares), $5.00 per share	(84)	(236)	(582)	(861)	—	—	—	—	(2,274)	(3,135)
Redeemable convertible preferred stock accretion	—	5,764	—	—	—	—	—	(3,398)	(2,366)	(5,764)
Net income	—	—	—	—	—	—	—	—	1,233	1,233
Balance as of January 31, 2014	17,349	$46,714	6,156	$8,129	7,038	$1	$2,334	$—	$(23,170)	$(12,706)
Issuance of series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	(347)	—	(347)
Issuance of common stock cash dividend	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Issuance of common stock:
Exercise of 2,972 warrants at $0.8008 per share	—	—	—	—	2,972	—	(2,334)	4,714	—	2,380
Exercise of 1,841 options at $1.3204 per share	—	—	—	—	1,841	—	—	2,430	—	2,430
Conversion of preferred stock to common stock upon initial public offering	(17,349)	(42,693)	(6,156)	(8,129)	32,486	3	—	50,819	—	42,693
Issuance of common stock	—	—	—	—	10,465	1	—	132,586	—	132,587
Stock-based compensation	—	—	—	—	—	—	—	2,525	—	2,525
Tax benefit on stock options exercised	—	—	—	—	—	—	—	3,429	—	3,429
Redeemable convertible preferred stock accretion	—	(4,021)	—	—	—	—	—	4,021	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	—	—	—	—	—	—	6,917	—	6,917
Net income	—	—	—	—	—	—	—	—	10,166	10,166
Balance as of January 31, 2015	—	$—	—	$—	54,802	$5	$—	$157,094	$(13,004)	$144,095
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2015	2014	2013

Cash flows from operating activities:

Net income	$10,166	$1,233	$11,169

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,890	4,270	3,365
Loss on revaluation of warrant liability	—	614	14
Loss on revaluation of redeemable convertible preferred stock derivative	735	5,363	103
Loss on other investments	24	—	—
Bad debt expense	31	—	(100)
Imputed interest on notes payable	—	38	112
Deferred taxes	1,593	3,552	(4,905)
Stock-based compensation	2,525	57	47
Changes in operating assets and liabilities:
Restricted cash	—	791	(752)
Accounts receivable	(3,380)	(1,546)	571
Inventories	(234)	(118)	18
Prepaid expenses	(1,608)	(272)	(25)
Letter of credit cash deposit	—	—	86
Accounts payable	(1,156)	1,492	245
Due to trust	—	(791)	752
Accrued compensation	1,167	1,334	770
Accrued liabilities	(802)	1,808	213
Income taxes payable	—	(77)	65
Deferred rent	95	267	22

Net cash provided by operating activities	15,046	18,015	11,770

Cash flows from investing activities:

Purchase of property and equipment	(1,712)	(1,595)	(831)
Purchase of software and capitalized software development costs	(6,420)	(3,844)	(1,906)
Note receivable from shareholder	—	800	(800)
Purchase of other investments	(305)	—	—

Net cash used in investing activities	(8,437)	(4,639)	(3,537)

Cash flows from financing activities:

Repayment of notes payable	—	(2,167)	(7,568)
Dividend payments	(50,347)	(694)	—
Proceeds from initial public offering, net of payments for offering costs	132,587	—	—
Repurchase of redeemable convertible preferred stock and convertible preferred stock	—	(3,371)	—
Proceeds from exercise of common stock options	2,430	523	110
Proceeds from exercise of common stock warrants	2,380	74	—
Tax benefit from exercise of common stock options	3,429	271	—

Net cash provided by (used in) financing activities	90,479	(5,364)	(7,458)

Increase in cash and cash equivalents	97,088	8,012	775

Beginning cash and cash equivalents	13,917	5,905	5,130

Ending cash and cash equivalents	$111,005	$13,917	$5,905
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2015	2014	2013

Supplemental cash flow data:
Interest expense paid in cash	$—	$(38)	$(331)
Income taxes paid in cash	(1,504)	(353)	(274)
Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	50,822	—	—
Preferred stock accretion	4,021	(5,764)	(1,258)
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	6,917	—	—
Common stock warrants exercised	2,334	1,128	750
Series D-3 redeemable convertible preferred stock dividend	$—	$—	$609
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies

HealthEquity, Inc. was incorporated in the state of Delaware on September 18, 2002, and was organized to offer a full range of innovative solutions for managing health care accounts (Health Savings Accounts ("HSAs"), Health Reimbursement Arrangements ("HRAs"), and Flexible Spending Accounts ("FSAs")) for health plans, insurance companies, and third-party administrators.

In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders. At December 31, 2014, the Company’s year-end for trust and tax purposes, custodial assets held in trust were $2.0 billion. The Company’s operations consist primarily of servicing HSAs through the use of the Company’s proprietary technology. HSAs are tax-deductible, custodial accounts owned by individuals for health care purchases. An HSA-based health plan has two fundamental components—a High Deductible Health Plan ("HDHP"), which is required to qualify for the tax-deductible contributions to a participant’s HSA, and a custodial HSA. As a passive non-bank custodian, according to the Internal Revenue Code ("IRC") 1.408-2(e)(5)(ii)(B)(2), the Company must maintain net worth (assets minus liabilities) greater than 2% of custodial funds held in trust at each year-end in order to take on additional custodial assets. At December 31, 2014, the Company’s year-end for trust and tax purposes, the net worth of the Company as defined in Treasury Regulation §104-2(e)(5)(ii) by subtracting the Company’s total liabilities from the total assets, resulted in a calculated net worth of $141,807,550. The amount of supportable custodial funds calculated by dividing the Company’s net worth (defined above) by two percent, pursuant to the requirements of Treasury Regulation §104-2(e)(5)(ii)(C) as of December 31, 2014, was $7,090,377,499. The amount that the supportable custodial funds exceeded the actual amount of custodial funds at December 31, 2014 was $5,121,308,728. In the event the Company is unable to comply with the aforementioned net worth requirement, IRC 1.408-2(e)(5)(ii)(C)(2) requires the Company, as a passive non-bank custodian, to take whatever lawful steps necessary, including the relinquishment of fiduciary accounts, to ensure that its net worth exceeds 1% of the custodial assets.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. Certain reclassifications may be made to prior year amounts to conform to the current year presentation.

Principles of consolidation—The consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, First HSA, LLC, First Horizon MSaver, Inc., HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company"). First HSA, LLC and First Horizon MSaver, Inc. were dissolved during the year ended January 31, 2014. During the year ended January 31, 2015, the Company and an unrelated company formed a joint venture ("Healthbox") for the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in Healthbox accounted for using the equity method of accounting. The investment was approximately $281,000 as of January 31, 2015 and is included in other investments on the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated.

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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

recorded as an offset against the IPO proceeds in additional paid-in capital upon the closing of the IPO on August 5, 2014.

Deferred offering costs—Deferred offering costs consisting of legal, accounting and filing fees relating to our IPO were capitalized until the consummation of our IPO in August 2014, at which time the deferred offering costs were offset against our IPO proceeds upon the completion of the offering.

Capital structure—On July 14, 2014, the Company's board of directors approved an amended and restated certificate of incorporation, pursuant to which the total number of shares of all classes of capital stock that the Company is authorized to issue is 1,000,000,000 shares, including 900,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.0001 per share. The amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware and became effective on August 5, 2014 in connection with the completion of the IPO.

On July 14, 2014, the Company's board of directors declared a cash dividend in an aggregate amount of $50.0 million on shares of the Company's common stock outstanding on August 4, 2014 (after giving effect to the conversion of all outstanding convertible preferred stock and redeemable convertible preferred stock into shares of common stock). The terms of each of the Company's stock plans, including the 2003 Director Stock Plan, 2003 Stock Plan, 2005 Stock Plan, 2006 Stock Plan, 2009 Stock Plan and the 2014 Equity Incentive Plan requires an adjustment to outstanding stock options to prevent dilution of the holders’ interests as a result of the foregoing special dividend. Accordingly, the Company's board of directors approved an adjustment to reduce the exercise price by $1.00 of each of the stock options outstanding as of the record date, August 4, 2014, excluding those options granted on July 30, 2014 in connection with the IPO. The reduction of the exercise price to stock options outstanding as of the record date, August 4, 2014, resulted in no incremental compensation expense.

As of the close of business on August 4, 2014, all of the Company's redeemable convertible preferred stock and convertible preferred stock converted into 32,486,588 shares of common stock.

Segments—The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States of America.

Cash, cash equivalents and restricted cash—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents were held in institutions in the U.S. and include deposits in a money market account that was unrestricted as to withdrawal or use. Restricted cash represents custodial funds held temporarily by the Company in its accounts with a corresponding due to trust liability account.

Accounts receivable—Accounts receivable represent monies due to the Company for monthly account fees, fees from custodial banks, card fees and other revenue. As of January 31, 2015, accounts receivable consisted of $4.9 million of account fees, $2.6 million of fees from custodial banks, and $1.6 million of card fees and other revenue. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of January 31, 2015, 2014 and 2013, the Company had allowance for doubtful accounts of $40,000.

Inventories—Inventories consist of new member and participant supplies and are recorded at the lower of cost or market using an average cost basis.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Property and equipment—Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of individual assets. The useful life for leasehold improvements is the shorter of the estimated useful life or the term of the lease ranging from 3-5 years. The useful life used for computing depreciation for all other asset classes is described below:

Computer Equipment	3-5 years
Furniture and Fixtures	5 years

Maintenance and repairs are expensed when incurred, and improvements that extend the economic useful life of an asset are capitalized. Gains and losses on the disposal of property and equipment are reflected in operating expenses.

Capitalized software development costs—We account for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software.” Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred that are directly attributable to developing or obtaining software for internal use incurred in the application development stage are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. See Note 4—Intangible Assets and Goodwill for additional information.

Intangible assets, net—Intangible assets are carried at cost and amortized, typically, on a straight-line basis over their estimated useful lives, which is 3-5 years for capitalized software development costs and acquired technology rights, and 15 years for certain acquired intangible member assets. The acquired intangible member assets are the result of various acquisitions of HSA portfolios. A significant portion of the purchase price from each acquisition has been allocated to the acquired HSA assets, which consists of the contractual rights to administer the activities related to the individual health savings accounts acquired. The Company analyzed the historical attrition and depletion rates of member accounts and determined that an average useful life of 15 years and the use of a straight-line amortization method are appropriate to reflect the pattern over which the economic benefits of existing member assets are realized. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements. See Note 4—Intangible Assets and Goodwill for additional information.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on January 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a two-step process. The first step involves comparing the Company's market capitalization to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Deferred rent—The Company recognizes rental expense for its office lease on a straight-line basis over the lease term. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense.

Revenue recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. The Company generates revenue primarily from account fees, custodial fees, card fees and other services.
The Company earns account fee revenue from the fees paid by health plan partners, employer partners or individual members for administration services provided in connection with the tax-advantaged HSAs, HRAs and FSAs the Company administers. These fees are generally fixed for the duration of the contract agreement with health plan or employer partners, which is typically three to five years. The fees are paid on a monthly basis and revenue is recognized monthly as services are rendered under the Company’s written service agreements.

The Company earns custodial fee revenue from HSA custodial assets held in trust. As a non-bank custodian, the Company deposits HSA cash with various custodial financial institutions having contract terms from three to five years and either a fixed or variable interest rate. These deposits are FDIC insured for each individual HSA. The Company also invests HSA cash in an annuity contract with a insurance company partner. HSA investment balances are deposited with the custodial investment partner from whom the Company receives an administrative and recordkeeping fee.

The Company earns card fee revenue (also known as interchange) from card transactions when members are paying their healthcare claims using a card issued by the Company.

Cost of services—The Company incurs cost of services related to servicing member accounts, managing customer and partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, new member and participant supplies and other operating costs of the Company’s related member account servicing departments. Other components of the Company’s cost of services sold include interest paid to members on custodial assets held in trust and card costs incurred in connection with processing card transactions initiated by members.

Stock-based compensation—For stock options granted to employees, the Company recognizes compensation expense for all stock-based awards based on the grant date estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables.

Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards generally vest over the time period the Company expects to receive services from the non-employee.

For awards with performance conditions, we evaluate the probability of achieving the performance criteria and of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and the requisite service period. For awards with performance conditions, compensation expense is recognized using the graded-vesting attribution method in accordance with the provisions of FASB ASC Topic 718, Compensation—Stock Compensation ("Topic 718").

Upon the exercise of a stock option, common shares are issued from authorized, but not outstanding, common stock.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Income tax provision (benefit)—The Company accounts for income taxes and the related accounts under the liability method as set forth in the authoritative guidance for accounting for income taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company believes that it is more likely than not that all deferred tax assets will be realized as of January 31, 2015. Based upon the Company’s operating results through January 31, 2013 and an assessment of expected future results of operations, management determined that there was significant positive evidence regarding the realization of the majority of the Company’s U.S. federal and state deferred tax assets. At that time, $7.5 million of the Company’s valuation allowance was released, leaving a valuation allowance of $29,000 remaining related to state net operating losses for which the Company expected no benefit as of January 31, 2013. During the year ended January 31, 2014, the remaining valuation allowance of $29,000 was written-off due to the associated state net operating losses expiring unutilized. The release of the valuation allowance was recorded as a tax benefit on the Company’s consolidated financial statements during the years ended January 31, 2014 and 2013. As of January 31, 2015 and 2014, No valuation allowance remained on the Company’s consolidated financial statements.

The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.

Comprehensive income—Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive income and, therefore, for all periods presented, the Company’s comprehensive income was the same as its reported net income.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates for the allowance for doubtful accounts, capitalized software development costs, evaluating goodwill and long-lived assets for impairment, useful lives of property and equipment and intangible assets, warrant liability, series D-3 redeemable convertible preferred stock derivative liability, accrued compensation, accrued liabilities, grant date fair value of stock options and income taxes. Actual results could differ from those estimates.

Concentration of market risk—The Company derives a substantial portion of its revenue from providing services for healthcare accounts. A significant downturn in this market or changes in state and/or federal laws impacting the

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

preferential tax treatment of healthcare accounts could have a material adverse effect on the Company’s results of operations. For the years ended January 31, 2015, 2014 and 2013, no one customer accounted for greater than 10% of revenue or accounts receivable.

Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains its cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. The Company’s cash and cash equivalents held in banks as of January 31, 2015 was $111.0 million, of which $500,000 was covered by federal depository insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company’s accounts receivable balance as of January 31, 2015 was $9.1 million. The Company has not experienced any significant write-offs to accounts receivable and believes that it is not exposed to significant credit risk with respect to accounts receivable.

Interest rate risk—The Company has entered into depository agreements with financial institutions for its custodial cash deposits. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for the Company to continue to place custodial deposits at the current contracted rates.

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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 2. Net income (loss) per share attributable to common stockholders

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

(in thousands, except per share data)	Year ended January 31,
	2015	2014	2013
Numerator (basic and diluted):
Net income	$10,166	$1,233	$11,169
Add back (deduction): accretion of redeemable convertible preferred stock	4,021	(5,764)	(1,258)
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	(1,286)	(2,601)	(2,563)
Less: undistributed income attributed to redeemable convertible preferred stockholders	(843)	—	(3,355)
Net income (loss) attributable to common stockholders for basic earnings per share	$12,058	$(7,132)	$3,993
Add back: dividend of redeemable convertible preferred stock	1,286	—	1,361
Add back (deduction): accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	(4,021)	—	1,907
Add back: series D-3 derivative liability revaluations	735	—	—
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	843	—	2,301
Net income (loss) attributable to common stockholders for diluted earnings per share	$10,901	$(7,132)	$9,562

Denominator (basic):
Weighted-average common shares outstanding	31,181	5,651	4,924
Denominator (diluted):
Weighted-average common shares outstanding	31,181	5,651	4,924
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	3,071	—	1,016
Weighted-average dilutive effect of common shares from stock warrants	1,227	—	2,817
Dilutive effect from preferred stock assuming conversion	16,377	—	28,757
Weighted-average common shares outstanding	51,856	5,651	37,514
Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$(1.26)	$0.81
Diluted	$0.21	$(1.26)	$0.25

For the years ended January 31, 2015, 2014 and 2013, approximately 745,000, 33.2 million, and 4.6 million shares, respectively, attributable to outstanding series A and series B convertible preferred stock, series C, D-1, D-2 and D-3 redeemable convertible preferred stock, common stock warrants, and stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 3. Property and equipment

Property and equipment consisted of the following as of January 31, 2015 and January 31, 2014:

(in thousands)	January 31, 2015	January 31, 2014
Leasehold improvements	$506	$329
Furniture and fixtures	1,317	1,094
Computer equipment	4,013	3,075
Property and equipment, gross	5,836	4,498
Accumulated depreciation	(3,259)	(2,506)
Property and equipment, net	$2,577	$1,992
Depreciation expense for the years ended January 31, 2015, 2014 and 2013 was $1.1 million, $728,000 and $638,000 respectively.
Note 4. Intangible assets and goodwill
During the years ended January 31, 2015, 2014 and 2013, the Company capitalized software development costs of $5.2 million, $1.8 million and $1.0 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2015 and January 31, 2014:

(in thousands)	January 31, 2015	January 31, 2014
Amortized intangible assets:
Capitalized software development costs	$10,468	$5,290
Software	4,695	3,351
Acquired intangible member assets	24,563	24,563
Intangible assets, gross	39,726	33,204
Accumulated amortization	(13,185)	(8,513)
Intangible assets, net	$26,541	$24,691
During the years ended January 31, 2015, 2014 and 2013, the Company incurred and expensed a total of $4.6 million, $2.4 million and $1.7 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the years ended January 31, 2015, 2014 and 2013 was $4.8 million, $3.5 million and $2.7 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2016	$5,717
2017	4,398
2018	2,850
2019	1,660
2020	1,637
Thereafter	10,279
Total	$26,541
All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the years ended January 31, 2015 and 2014.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 5. Commitments and contingencies

Property, colocation, equipment, and license agreements—The Company leases office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2015 are as follows:

Year ending January 31, (in thousands)	Office lease	Other agreements	Total
2016	$1,319	$95	$1,414
2017	1,235	51	1,286
2018	1,218	1	1,219
2019	1,218	—	1,218
2020	305	—	305
Thereafter	—	—	—
Total	$5,295	$147	$5,442
The Company also has agreements with several entities for access to technology and software. The agreements are based on usage, and there are no minimum required monthly payments.
The Company has entered into a non-cancelable lease agreement with escalating lease payments for office space. The term of the lease began December 1, 2012, and runs for 77 months with renewal options. Under the terms of the agreement, the Company is responsible for all expenses, taxes, and insurance on the leased property and also a pro-rata share of the expenses related to common areas. In March 2014, the Company modified its corporate office lease to expand its existing space. The Company also leases office space in Overland Park, Kansas, which expires in March 2016.
Lease expense for office space for the years ended January 31, 2015, 2014 and 2013 totaled $1.6 million, $935,000 and $811,000, respectively. Expense for other agreements for the years ended January 31, 2015, 2014 and 2013 totaled $148,000, $214,000 and $188,000, respectively.
Processing services agreement—During the year ended January 31, 2012, the Company amended its merchant processing services agreement with a vendor. The agreement expires in 2016 and requires the Company to pay a dollar minimum processing fee based on the processing year of the agreement. The Company may terminate the agreement beginning January 1, 2014 by providing 180 days’ written notice.
If the processing agreement is terminated prior to December 31, 2016, the Company is required to pay the vendor a termination fee, equal to 70% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account boarding incentive fee.
Minimum processing fees required under the terms of the merchant processing services agreement are as follows:

Year ending January 31, (in thousands)	Minimum processing fees
2016	$825
2017	$825
For each of the years ended January 31, 2015, 2014 and 2013, the Company exceeded the minimum amounts required under the agreement.
Contingencies—In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 5. Commitments and contingencies (continued)

Indemnification—In accordance with the Company’s amended and restated Certificate of Incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover a portion of any amounts paid for future claims.
Litigation—The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of January 31, 2015, 2014 and 2013.

Note 6. Income taxes

Income tax provision (benefit) consists of the following for the years ended January 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Current:
Federal	$3,574	$225	$134
State	451	93	90
Total Current tax provision	$4,025	$318	$224
Deferred:
Federal	$1,703	$3,622	$(4,539)
State	(130)	201	(352)
Total deferred tax provision (benefit)	$1,573	$3,823	$(4,891)
Total income tax provision (benefit)	$5,598	$4,141	$(4,667)
Total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income tax provision as a result of the following:

(in thousands)	2015	2014	2013
Federal income tax provision at the statutory rate	$5,360	$1,827	$2,211
State income tax provision, net of federal tax benefit	297	293	240
Non-deductible or non-taxable items	313	2,144	90
Federal research and development credit	(421)	(160)	(65)
Change in valuation allowance	—	(29)	(7,455)
Change in uncertain tax position reserves, net of indirect benefits	54	43	133
Other items, net	(5)	23	179
Total income tax provision (benefit)	$5,598	$4,141	$(4,667)

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6. Income Taxes (continued)

Deferred tax assets and liabilities consist of the following as of January 31, 2015 and 2014:

(in thousands)	2015	2014
Deferred tax assets:
Current:
Accrued bonuses	$441	$321
Net operating loss carryforward	21	1,919
Research and development credit	751	307
AMT credit	412	442
Other accruals and reserves, net	139	91
Net current deferred tax asset	$1,764	$3,080
Non-Current:
Net operating loss carryforward	$35	$43
Nonqualified stock options	994	71
Deferred rent	184	147
Other, net	24	60
Net non-current deferred tax asset	1,237	321
Total gross deferred tax assets	$3,001	$3,401
Deferred tax liabilities:
Non-current:
Fixed assets: depreciation and gain/Loss	$(675)	$(467)
Intangibles: amortization	(5,897)	(4,885)
Total gross non-current deferred tax liability	(6,572)	(5,352)
Net non-current deferred tax liability	$(5,335)	$(5,031)
Net deferred tax liability	$(3,571)	$(1,951)
In assessing whether deferred tax assets would be realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize its deferred tax assets. Therefore, no valuation allowance was required as of January 31, 2015. The valuation allowance decreased by $29,000 and $7.5 million during the years ended January 31, 2014, and 2013, respectively. No valuation allowance remained as of January 31, 2014.
As of January 31, 2015, the Company had state net operating loss carryforwards of $1.2 million, which begin to expire at various intervals between tax years ending December 31, 2023 and December 31, 2028. As of January 31, 2015, the Company also had federal and state research and development carryforwards of $743,000 and $391,000, respectively, which expire beginning with the tax year ending December 31, 2031, and federal and state alternative minimum tax credit carryforwards of $411,000 and $1,000, respectively, which do not expire.
The Company’s current income taxes payable has been reduced by tax benefits from employee and director stock option plan awards. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the exercise price.
As of January 31, 2015 and 2014, the gross unrecognized tax benefit was $300,000 and $256,000, respectively. If recognized, $230,000 and $177,000 of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2015 and 2014, respectively. Total gross unrecognized tax benefits increased by $44,000 in

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6. Income Taxes (continued)

the period from January 31, 2014 to January 31, 2015. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	2015	2014
Gross unrecognized tax benefits at beginning of year	$256	$207
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	—	—
Decreases as a result of tax positions taken during a prior period	(88)	—
Increases as a result of tax positions taken during the current period	144	49
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	(12)	—
Gross unrecognized tax benefits at end of year	$300	$256
Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of Accounting Standards Update No. 2013-11. The resulting unrecognized tax benefit recorded within the Company's consolidated balance sheet excludes the following amounts that have been netted against the related deferred tax assets accordingly:

(in thousands)	2015	2014
Total gross unrecognized tax benefits	$300	$256
Amounts netted against related deferred tax assets	(280)	(209)
Unrecognized tax benefits recorded on the consolidated balance sheet	$20	$47
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other expense in the statement of operations. During the years ended January 31, 2015, 2014, and 2013, respectively, the Company recorded an increase/(decrease) of $(6,000), $5,000 and $9,000 in interest and penalties related to unrecognized tax benefits for total accrued interest and penalties of $8,000 and $14,000 as of January 31, 2015 and 2014, respectively. The Company anticipates a decrease of $20,000 in total gross unrecognized tax benefits within 12 months of the reporting date related to uncertain tax positions on research and development credits claimed and the untimely filing of certain elections for which a lapse of the applicable statute of limitations is expected.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2003.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 7. Redeemable convertible preferred stock and convertible preferred stock

In connection with the Company's IPO, all outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred stock converted into 32,486,588 shares of common stock. In accordance with their respective terms, shares of the series A and series B convertible preferred stock and D-3 redeemable convertible preferred stock converted into shares of common stock on a 1:1 basis, shares of series C redeemable and convertible preferred stock converted into shares of common stock on a 1:1.38 basis, shares of the series D-1 redeemable convertible preferred stock converted into shares of common stock on a 1:2 basis, and shares of the series D-2 redeemable convertible preferred stock converted into shares of common stock on a 1:2.27 basis. As a result, as of August 4, 2014, amounts associated with the convertible preferred stock and redeemable convertible preferred stock were reclassified to additional paid-in capital, and no amounts were outstanding as of January 31, 2015.
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
Series A convertible preferred stock—The Company issued a total of 2.0 million shares of series A convertible preferred stock at a price of $1.00 per share, convertible into 2.0 million shares of common stock of the Company.
As of January 31, 2014, 2.0 million shares of series A convertible preferred stock were issued and outstanding, convertible into 2.0 million shares of common stock of the Company.
Each share of series A convertible preferred stock was entitled to accrue dividends at the rate of 6% per annum from the date of issuance; however, accrued dividends were payable only in connection with a liquidation event. Upon the occurrence of any liquidation, dissolution or winding up of the Company, the liquidation preference was to be paid first to series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders in preference to the shares of series A and B convertible preferred stock. Had funds been unavailable to return an amount equal to the issue price plus all unpaid dividends, all legally available assets for distribution would be distributed to the stockholders of the series C, D-1, D-2 and D-3 redeemable convertible preferred shares, and then to the stockholders of the series A and B convertible preferred shares on par with each other on a pro-rata basis.
Series A convertible preferred stock had no redemption rights.
Series B convertible preferred stock—The Company issued 4.7 million shares of series B convertible preferred stock at $1.50 per share, convertible into 4.7 million shares of common stock of the Company.
On January 30, 2014, the Company’s Board of Directors approved a stock repurchase of 582,000 shares of series B convertible preferred stock at $5.00 per share. The repurchased shares were immediately retired by the

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 7. Redeemable convertible preferred stock and convertible preferred stock (continued)

Company. As of January 31, 2014, 4.2 million shares of series B convertible preferred stock were issued and outstanding, convertible into 4.2 million shares of common stock of the Company.
Each share of series B convertible preferred stock was entitled to accrue dividends at 6% per annum from the date of issuance; however, accrued dividends were payable only in connection with a liquidation event. Upon the occurrence of any liquidation, dissolution or winding up of the Company, an amount equal to the purchase price per share plus accrued and unpaid dividends were to be paid first to series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders in preference to the shares of series A and B convertible preferred stock. Had funds been unavailable to return an amount equal to the issue price plus all unpaid dividends, all legally available assets for distribution would be first distributed to the stockholders of the series C, D-1, D-2 and D-3 redeemable convertible preferred shares, and then to the stockholders of Series A and B Convertible Preferred shares on par with each other on a pro-rata basis.
Series B convertible preferred stock had no redemption rights.
Series C redeemable convertible preferred stock—The Company issued 6.8 million shares of its series C redeemable convertible preferred stock at $2.32 per share, convertible into 9.4 million shares of common stock of the Company.
On January 30, 2014, the Company’s Board of Directors approved a stock repurchase of 22,000 shares of series C redeemable convertible preferred stock (or 31,000 common stock equivalent shares) at $5.00 per common stock equivalent share. The repurchased shares were immediately retired by the Company. As of January 31, 2014, 6.8 million shares of series C redeemable convertible preferred stock were issued and outstanding, convertible into 9.3 million shares of common stock of the Company.
Each share of series C redeemable convertible preferred stock was entitled to accrue dividends at 6%per annum from the date of issuance; however, accrued dividends were payable only in connection with a liquidation event. Upon occurrence of any liquidation, dissolution, or winding up of the Company, stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred shares were entitled to receive an amount equal to the purchase price plus all accrued and unpaid dividends in preference to the stockholders of series A and B convertible preferred shares. Had there been insufficient funds to pay the series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders their liquidation preference, the entire assets and funds of the Company legally available for distribution would have been distributed to the stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred shares in proportion to the number of shares held by each stockholder and then to the stockholders of the series A and B convertible preferred shares on par with each other on a pro-rata basis.
Stockholders of series C redeemable convertible preferred stock had special voting rights. Until such date as (i) stockholders of series C redeemable convertible preferred stock hold less than 5% of the outstanding common stock of the Company, on an as-converted basis or (ii) the Company completes a qualified public offering, as defined in the Company’s amended and restated Certificate of Incorporation, the series C redeemable convertible preferred stockholders were entitled to vote separately as a single class to the exclusion of all other classes of the Company’s capital stock on certain corporate matters. The approval of a majority of the series C redeemable convertible preferred stock, with each share entitled to one vote, was required for the Company to engage in any of the specified corporate actions set forth in the Company’s amended and restated Certificate of Incorporation. In addition, the majority of series C redeemable convertible preferred stockholders were entitled to elect three Directors and one observer to the Company’s Board of Directors.
Stockholders of series C preferred stock also had redemption rights (see below).
Series D-1 redeemable convertible preferred stock—The Company issued 5.8 million shares of its series D-1 redeemable convertible preferred stock at $1.10 per share, convertible into 11.7 million shares of common stock of the Company.
As of January 31, 2014, 5.8 million shares of series D-1 redeemable convertible preferred stock were issued and outstanding, convertible into 11.7 million shares of common stock of the Company.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 7. Redeemable convertible preferred stock and convertible preferred stock (continued)

Each share of the series D-1 redeemable convertible preferred stock was entitled to accrue dividends at 6% per annum from the date of issuance; however, accrued dividends were payable only in connection with a liquidation event. Upon occurrence of any liquidation, dissolution, or winding up of the Company, stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred stock was entitled to receive an amount equal to the purchase price plus all accrued and unpaid dividends in preference to the stockholders of series A and B convertible preferred stock. Had there been insufficient funds to pay the series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders their liquidation preference, the entire assets and funds of the Company legally available for distribution would have been distributed to the stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred shares in proportion to the number of shares held by each stockholder and then to the stockholders of the series A and B convertible preferred shares on par with each other on a pro-rata basis.
Stockholders of series D-1 redeemable convertible preferred stock also had redemption rights (see below).
Series D-2 redeemable convertible preferred stock—The Company issued 440,000 shares of its series D-2 redeemable convertible preferred stock at $1.25 per share, convertible into 1.0 million shares of common stock of the Company.
As of January 31, 2014, 440,000 shares of series D-2 redeemable convertible preferred stock were issued and outstanding, convertible into 1.0 million shares of common stock of the Company.
Each share of the series D-2 redeemable convertible preferred stock was entitled to accrue dividends at 6% per annum from the date of issuance; however, accrued dividends were payable only in connection with a liquidation event. Upon occurrence of any liquidation, dissolution, or winding up of the Company, stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred stock were entitled to receive an amount equal to the purchase price plus all accrued and unpaid dividends in preference to the stockholders of series A and B convertible preferred stock. Had there been insufficient funds to pay the series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders their liquidation preference, the entire assets and funds of the Company legally available for distribution would have been distributed to the stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred shares in proportion to the number of shares held by each stockholder and then to the stockholders of the series A and B convertible preferred shares on par with each other on a pro-rata basis.
Stockholders of series D-2 redeemable convertible preferred stock also had redemption rights (see below).
Series D-3 redeemable convertible preferred stock—The Company issued 4.4 million shares of series D-3 redeemable convertible preferred stock at $2.64 per share, convertible into 4.4 million shares of common stock of the Company.
On January 30, 2014, the Company’s Board of Directors approved a stock repurchase of 61,743 shares of series D-3 redeemable convertible preferred stock at $5.00 per share. The repurchased shares were immediately retired by the Company. As of January 31, 2014, 4.3 million total shares of series D-3 redeemable convertible preferred stock were issued and outstanding, convertible into 4.3 million shares of common stock of the Company, respectively.
Each share of series D-3 redeemable convertible preferred stock accrued dividends from the date of issuance of such share at the annual rate of six percent (6%) of the Purchase Price per Share for such share of series D-3 redeemable convertible preferred stock. Such dividends accrued with respect to each share of preferred stock and were payable in cash within 30 days after the end of each fiscal year of the Company; provided, dividends on shares of series D-3 redeemable convertible preferred stock for the Company’s year ended January 31, 2014 were not payable in cash and instead were payable by issuance of additional shares of series D-3 redeemable convertible preferred stock.
On January 31, 2013, an additional 248,000 shares of series D-3 redeemable convertible preferred stock valued at $655,000 were issued to the series D-3 redeemable convertible preferred stockholders as payment of series D-3 dividends through such date. Such shares were convertible into 248,000 shares of common stock of the Company.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 7. Redeemable convertible preferred stock and convertible preferred stock (continued)

On January 31, 2014, the Company paid a cash dividend of $694,000, or $0.16 per share, to the series D-3 redeemable convertible preferred stockholders in payment of series D-3 Dividends through such date. In addition, we paid a cash dividend of $347,000 on shares of our outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014.
Upon occurrence of any liquidation, dissolution, or winding up of the Company, stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred stock were entitled to receive an amount equal to the purchase price plus all accrued and unpaid dividends in preference to the stockholders of series A and B convertible preferred stock. Had there been insufficient funds pay the series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders their liquidation preference, the entire assets and funds of the Company legally available for distribution would have been distributed to the stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred shares in proportion to the number of shares held by each stockholder and then to the stockholders of the series A and B convertible preferred shares on par with each other on a pro rata basis.
Series D-3 redeemable convertible preferred stockholders had no voting rights unless required by law.
Stockholders of series D-3 redeemable convertible preferred stock also had redemption rights (see below).
Redemption rights—Stockholders of the Company’s series C, series D-1, series D-2 and series D-3 redeemable convertible preferred stock had certain redemption rights. At any time following October 5, 2013, the stockholders of a majority of the issued and outstanding shares of the series C redeemable convertible preferred stock could have, by written notice, elect to require the Company to redeem all of the issued and outstanding series C, series D-1, series D-2, and series D-3 redeemable convertible preferred stock, for an amount equal to the aggregate of the liquidation preference for each issued and outstanding share; provided, however, that any holder of series D-3 could have, by written notice elect to not have such holder’s shares of series D-3 redeemed. The holders of a majority of the issued and outstanding shares of series D-3 could have elected to require the Corporation to redeem all, but not less than all, of the issued and outstanding series D-3 preferred stock at any time following August 11, 2018, for a per share amount equal to the greater of: (a) the fair market value of a share of series D-3 as determined in good faith by the Board without taking into account to any discount for minority interest, illiquidity or other similar considerations, or any premium for change in control or liquidity; or (b) the Liquidation preference of a share of series D-3.
This fair value redemption feature resulted in a requirement to separately account for the conversion feature as derivative liability that is adjusted to fair value as of the end of each reporting period. The value of the derivative liability associated with the series D-3 redeemable convertible preferred stock totaled $6.2 million as of January 31, 2014. As discussed in Note 11. Fair Value, the series D-3 redeemable convertible preferred stock terms were modified and as a result, the aggregate fair value of the derivative liability was reclassified to additional paid-in capital.
The Company recorded accretion related to the redemption features of their redeemable convertible preferred stock as an increase or decrease to the respective instrument’s carrying value with a corresponding decrease or increase to additional paid in capital or accumulated deficit based upon the respective redemption value of each class of redeemable convertible preferred stock in accordance with the Company’s Articles of Incorporation.

Note 8. Common stock warrants
In conjunction with a rights equalization agreement, the Company issued warrants to series A convertible preferred stockholders to purchase 150,000 shares of its common stock for $1.00 per share. The warrants were exercisable through November 2015, of which 26,000 were exercised with 124,000 outstanding as of January 31, 2014. The 124,000 warrants outstanding as January 31, 2014 were all exercised during the year ended January 31, 2015. The warrants had a fair market value of $51,000 at the date of issuance.
In conjunction with the issuance of the series B convertible preferred stock, warrants to purchase 400,000 shares of common stock with an exercise price of $1.00 per share were granted to series B convertible preferred

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Common stock warrants (continued)

stockholders. The warrants were exercisable through February 2014, of which 50,000 were exercised with 350,000 outstanding as of January 31, 2014. Of the 350,000 warrants outstanding as of January 31, 2014, 340,000 were exercised, and 10,000 were forfeited during the year ended January 31, 2015. The warrants had a fair market value of $44,000 at the date of issuance.
The Company issued warrants to purchase an additional 200,000 shares of common stock to series B convertible preferred stockholders with an exercise price of $1.00 per share. The warrants were exercisable through September 2015, of which 5,000 were exercised with 195,000 outstanding as of January 31, 2014. The 195,000 warrants outstanding as of January 31, 2014 were all exercised during the year ended January 31, 2015. The warrants had a fair market value of $66,000 at the date of issuance.
In conjunction with the issuance of the series C redeemable convertible preferred stock, the Company issued detachable warrants to purchase 600,000 shares of common stock with an exercise price of $1.50 per share to series C redeemable convertible preferred stockholders. The warrants were exercisable through August 2016, of which 10,000 were exercised with 590,000 outstanding as of January 31, 2014. The 590,000 warrants outstanding as of January 31, 2014 were all exercised during the year ended January 31, 2015. The warrants had a fair market value of $339,000 at the date of issuance. The Company issued warrants to purchase an additional 1.0 million shares of common stock to series C redeemable convertible preferred stockholders with an exercise price of $0.01 per share. The warrants were exercisable through May 2017, of which 4,000 were exercised with 1.0 million outstanding as of January 31, 2014. The 1.0 million warrants outstanding as of January 31, 2014 were all exercised during the year ended January 31, 2015. The warrants had a fair market value of $1.6 million at the date of issuance.
In conjunction with the issuance of the series D-1 redeemable convertible preferred stock, the Company issued detachable warrants to purchase 400,000 shares of common stock with an exercise price of $2.00 per share. The warrants were exercisable upon the option of the stockholder through August 2018, of which 400,000 were outstanding as of January 31, 2014. The 400,000 warrants outstanding as of January 31, 2014 were all exercised during the year ended January 31, 2015.
In conjunction with the issuance of the series D-3 redeemable convertible preferred stock, warrants to purchase 966,000 shares of common stock with an exercise price of $0.01 per share were granted to series D-3 redeemable convertible preferred stockholders. The warrants were exercisable through August 2021, of which 767,000 were exercised with 199,000 outstanding as of January 31, 2014. The warrants outstanding as of January 31, 2014 were all exercised during the year ended January 31, 2015. The warrants had a value of $1.7 million at the date of issuance.
As a result of the foregoing, as of January 31, 2015, there were no warrants outstanding.

Note 9. Stock options
2003 Director stock option plan—During the year ended December 31, 2003, the Company adopted a Director Stock Plan (the "2003 Director Plan") that provides for the issuance of options to directors of the Company. During the year ended January 31, 2014, the aggregate pool was increased from 757,000 shares to 817,000 shares. During each of the years ended January 31, 2014 and 2013, 90,000 options were granted under the 2003 Director Plan. As of December 31, 2013, the 2003 Director Plan expired with 30,000 unused shares that were retired.
The options have a vesting period of 1 year or less and expire 10 years from the date of issuance or upon termination of service, disability, or death. As of January 31, 2015 and 2014, 60,000 and 716,000 options were outstanding and fully vested, respectively. The options are valued at their estimated fair market value as of the date of the grant.
2003, 2005, 2006, 2009 Employee stock option plan—During the year ended December 31, 2003, the Company adopted a stock incentive plan (the "2003 Employee Plan") providing for the issuance of stock options to employees to purchase up to an aggregate of 600,000 shares of common stock. An additional 3.4 million, 955,000, and 1.0

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Stock Options (continued)

million options were approved by the Company's board of directors under the 2009, 2006 and 2005 stock incentive plans, respectively. The 2003 Employee Plan expired on December 31, 2013 with 6,250 unused shares that were retired.
2014 Equity incentive plan— On January 30, 2014, the 2005, 2006, and 2009 stock incentive plans were capped and no additional options will be granted out of these plans. As a result, 20,000, 2,000, and 163,000 unused shares were retired from the 2005, 2006, and 2009 stock incentive plans, respectively.
On January 30, 2014, the Company’s board of directors approved, and the Company adopted, the 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan") providing for the issuance of stock options to the directors and employees of the Company to purchase up to an aggregate of 600,000 shares of common stock. No stock options were issued to directors of the Company from the Incentive Plan as of January 31, 2014.
In July 2014, the Company's board of directors approved an increase the shares of common stock reserved under the Incentive Plan by 2,000,000 shares from 600,000 shares of common stock to 2,600,000 shares of common stock. In addition, the board of directors approved an amendment to the Incentive Plan providing that the number of shares of common stock reserved for issuance under the Incentive Plan will automatically increase on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2015, 474,150 shares were available for grant under the Incentive Plan.
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance, or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan.
During the years ended January 31, 2015, 2014, and 2013, the Company granted 608,800, 624,000 and 504,000 time-based stock options to certain directors and key employees, respectively, of which 526,300, 534,000 and 414,000 vest over a period of 4 years. During the year ended January 31, 2015, the Company granted 82,500 time-based stock options to certain directors, which vest on January 31, 2015. In addition, during the year ended January 31, 2015, the Company granted 1.5 million performance-based stock options, respectively, to certain key employees under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance-based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the year ended January 31, 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019.
As of January 31, 2015 and 2014, 4.1 million and 3.6 million options were exercisable, respectively. The options are valued at their estimated fair market value as of the date of the grant.
Other options—The Company previously issued 625,000 nonqualified stock options under two consulting agreements. As of January 31, 2015 and 2014, 0 and 325,000 of such options were outstanding, and 0 and 325,000 of such options were exercisable, respectively. For the years ended January 31, 2015, 2014 and 2013 the Company incurred expense of $0, $2,000 and $1,000, respectively, associated with these options.
Stock-based compensation—The Company has adopted the provisions of Topic 718, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, based on estimated fair values.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Stock Options (continued)

Under Topic 718, the Company uses the Black-Scholes option pricing model as the method of valuation for stock-based awards. The determination of the fair value of stock-based awards on the date of grant is affected by the fair value of the stock as well as assumptions regarding a number of complex and subjective variables. The variables include, but are not limited to, 1) the expected life of the option, 2) the expected volatility of the fair value of the Company's common stock over the term of the award estimated by averaging the published volatilities of a relative peer group, 3) actual and projected exercise and forfeiture behaviors, and 4) expected dividends.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2014	6,369	$1.10 - 4.50	$1.77	6.34	$14,621
Granted	2,117	$14.00 - 25.45	$14.88
Exercised	(1,841)	$0.10 - 2.50	$1.32
Forfeited	(188)	$1.25 - 25.45	$9.53
Outstanding as of January 31, 2015	6,457	$0.10 - 25.45	$5.27	6.88	$100,290
Vested and expected to vest as of January 31, 2015	6,106		$4.86	6.75	$97,300
Exercisable as of January 31, 2015	4,066		$1.09	5.50	$80,016
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The total intrinsic value of stock options exercised during the years ended January 31, 2015, 2014 and 2013 was $9.5 million, $761,000 and $88,000, respectively.
The weighted-average grant-date fair value of stock options granted to certain directors and key employees during the years ended January 31, 2015, 2014 and 2013 was $6.29, $0.43, and $0.26 per share, respectively.
The key input assumptions that were utilized in the valuation of the stock options granted during the years ended January 31, 2015, 2014 and 2013 are as follows:

	Year ended January 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Expected stock price volatility	32.90% - 40.29%	32.90%	31.30%
Risk-free interest rate	1.12% - 2.24%	0.35% - 0.80%	0.31% - 0.39%
Expected life of options	5.6 - 7.3 years	3 years	3 years
The determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. The Company expects that it will begin using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Stock Options (continued)

As of January 31, 2015, the weighted-average vesting period of non-vested stock-options expected to vest approximates 3.0 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $9.1 million.
During the year ended January 31, 2015, the Company recorded compensation expense of $1.7 million related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA targets, Adjusted EBITDA per common share growth rates and consummation of the IPO.

The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2015	2014	2013
Cost of services	$403	$9	$7
Sales and marketing	504	12	15
Technology and development	263	16	7
General and administrative	1,355	20	18
Total stock-based compensation expense	$2,525	$57	$47

Note 10. Stock repurchase
On January 30, 2014, the Company’s Board of Directors approved a stock repurchase of 660,000 shares of Series B, Series C, and Series D-3 Preferred Stock, equivalent to 674,000 common shares at $5.00 per common stock equivalent share for a total purchase price of $3.4 million. All repurchased shares were immediately retired by the Company on January 31, 2014.

Note 11. Fair value

Fair value measurements—Fair value measurements are made at a specific point in time, based on relevant market information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3—unobservable inputs based on the Company’s own assumptions.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 11. Fair value (continued)

The following table includes a roll forward of the amounts for the years ended January 31, 2015 and 2014 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

	Year ended January 31,
(in thousands)	2015	2014
Balance at beginning of period	$6,182	$818
Loss on revaluation	735	5,364
Elimination of liability due to removal of FMV provision	(6,917)	—
Balance at end of period	$—	$6,182
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

There are no other financial instruments that are considered Level 1 or Level 2 as of January 31, 2015 and January 31, 2014.

Note 12. Related party transactions
The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. For the years ended January 31, 2015, 2014 and 2013, amounts paid to this company under the terms of the consulting agreement were $162,000, $450,000 and $467,000, respectively. In connection with the consummation of the Company's IPO, this consulting agreement was terminated.
The Company had made a loan to a shareholder with fixed or determinable payment terms not quoted in an active market. The note receivable from shareholder was repaid in full, including accrued interest, during the year ended January 31, 2014.

Note 13. 401(k) plan
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All employees over the age of 21 are eligible to participate in the plan. The Company contributed 50% of an employee's elective deferral up to 4% of eligible earnings through May 2014. In May 2014, the Company amended its 401(k) plan to increase the employer contribution. Effective May 2014, the Company contributes 50% of an employee’s elective deferral up to 6% of eligible earnings. Employer contributions vest 25% each year of employment. 401(k) plan administrative expense was $8,000, $7,000 and $6,000 for the years ended January 31, 2015, 2014 and 2013, respectively. Employer matching contribution expense was $375,000, $176,000 and $78,000 for the years ended January 31, 2015, 2014 and 2013, respectively.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 14. Supplementary quarterly financial data (unaudited)

	Three months ended
(in thousands, except for per share amounts)	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Total revenue	$24,871	$21,862	$20,891	$20,231
Total cost of services	12,358	9,630	9,122	8,772
Gross profit	12,513	12,232	11,769	11,459
Total operating expenses	10,493	7,938	6,698	5,971
Total other expense	(98)	(145)	(39)	(827)
Income tax provision	551	1,100	2,004	1,943
Net income and comprehensive income	$1,371	$3,049	$3,028	$2,718
Net income per share attributable to common stockholders:
Basic (1)	$0.03	$0.06	$0.19	$0.52
Diluted	$0.02	$0.05	$0.06	$0.08

	Three months ended
(in thousands, except for per share amounts)	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
Total revenue	$17,161	$15,248	$14,982	$14,624
Total cost of services	8,739	6,870	6,639	6,965
Gross profit	8,422	8,378	8,343	7,659
Total operating expenses	6,833	4,982	4,730	4,733
Total other expense	(5,889)	(138)	(40)	(83)
Income tax provision	417	1,280	1,351	1,093
Net income (loss) and comprehensive income	$(4,717)	$1,978	$2,222	$1,750
Net income (loss) per share attributable to common stockholders:
Basic (1)	$(1.71)	$0.11	$0.12	$0.08
Diluted (1)	$(1.71)	$0.04	$0.05	$0.04

(1) Earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

During the three months ended January 31, 2015, the Company recorded an out-of-period adjustment related to the correction of a $408,000 understatement of revenue related to prior periods, which had the effect of increasing the three months ended January 31, 2015 net income and comprehensive income by $246,000. The Company does not believe the correction of this error is material to its financial statements for any prior periods or the three months ended January 31, 2015.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.
Remediation of material weakness
In connection with our preparation for our initial public offering, we concluded that there was a material weakness in our internal control over financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended January 31, 2013. The material weakness we identified comprised our lack of sufficient expertise to appropriately address and timely account for complex, non-routine transactions in accordance with GAAP. The evidence of this material weakness related primarily to the measurement and classification of our redeemable convertible preferred stock and warrants issued in connection with our redeemable convertible preferred stock. During the year ended January 31, 2014, we added personnel to our accounting staff with appropriate levels of experience to remediate the aforementioned material weakness and further developed our accounting policies and financial reporting procedures. As of January 31, 2015, we determined that the material weakness had been remediated as a result of the action taken and the resulting improvements in our internal control over financial reporting.
Item 9B. Other information
None.

PART III.

Item 10. Directors, executive officers and corporate governance

Executive officers and directors
Our executive officers and directors, and their ages and positions as of January 31, 2015, are set forth below:

Name	Age	Position(s)
Jon Kessler	47	President, Chief Executive Officer and Director
Stephen D. Neeleman, M.D.	46	Founder and Vice Chairman
Matthew Sydney	42	Executive Vice President of Sales and Marketing
Darcy Mott	62	Executive Vice President and Chief Financial Officer
Ashley Dreier	41	Executive Vice President, Chief Technology Officer and Chief Information Officer
Frode Jensen	64	Executive Vice President, General Counsel and Secretary
Frank A. Corvino(2)	65	Director
Evelyn Dilsaver(1)	59	Director
Michael O. Leavitt(1)	63	Director
Frank T. Medici(2)(3)	51	Director
Manu Rana(2)(3)	44	Director
Ian Sacks(1)(3)	44	Director

(1) Member of audit committee.
(2) Member of compensation committee.
(3) Member of nominating and corporate governance committee.
Jon Kessler has served as our President and Chief Executive Officer since February 2014 and as a director since March 2009. From March 2009 through January 2014, he served as our Executive Chairman. Mr. Kessler has also served as the Chairman of Healthcharge Inc. since 2008. Prior to joining HealthEquity, Mr. Kessler founded WageWorks, Inc. (NYSE: WAGE), a provider of tax-advantaged programs for consumer-centric health, commuter and other employee spending account benefits, serving as Chief Executive Officer of that company from 2000 to 2004, Executive Chairman in 2005, and Chief Executive Officer from 2006 to 2007. Prior to founding WageWorks, Inc., Mr. Kessler was a benefits taxation specialist at Arthur Andersen, LLP and, prior to that, he was a senior economist in Washington, D.C. specializing in employee benefits and environmental taxation during the Clinton and Bush (Sr.) administrations. Mr. Kessler holds a B.A. from George Washington University in International Affairs and an M.P.P. from Harvard University’s John F. Kennedy School of Government. The board of directors believes that Mr. Kessler’s experience in the tax-advantaged consumer-benefits industry, his background as a chief executive officer, and his training as a tax specialist qualify him to serve on our board of directors.

Stephen D. Neeleman, M.D. founded HealthEquity in 2002 and has served as our Vice Chairman since February 2014, having previously served as our President and Chief Executive Officer from November 2002 through January 2014 and as a director since November 2002. Dr. Neeleman is a board certified general surgeon and practiced for Intermountain Healthcare at American Fork Hospital in Utah from November 2009 to December 2014. Dr. Neeleman is the co-author of The Complete HSA Guidebook-How to Make Health Savings Accounts Work for You and a contributor to Dr. Clayton M. Christensen’s The Innovator’s Prescription-A Disruptive Solution for Health Care. While on faculty at the University of Arizona Department of Surgery, Dr. Neeleman lobbied the U.S. Congress for the initial passage of HSAs. Prior to attending medical school, Dr. Neeleman worked as a senior manager for Morris Air (later acquired by Southwest Airlines). He serves on the America’s Health Insurance Plans’ HSA Leadership Council. Dr. Neeleman holds a B.A. from Utah State University and an M.D. from the University of Utah, and completed his surgical residency at the University of Arizona. The board of directors believes that Dr. Neeleman’s experience in the healthcare industry as a medical doctor, his expertise in the history, development and administration of HSAs, and his extensive knowledge of our company as its founder qualify him to serve on our board of directors.

Matthew Sydney has served as our Executive Vice President of Sales and Marketing since November 2014. From May 2010 to October 2014, Mr. Sydney served as our Senior Vice President of Regional and Commercial Sales. From November 2008 to May 2010, Mr. Sydney was Senior Director, Business Development for AllOne Health Inc., a provider of health, wellness and benefit solutions. From May 2005 to October 2008, Mr. Sydney served as our Vice President, Corporate Development. Mr. Sydney hold a B.S. in Biology from the University of Michigan and a M.P.H. from Emory University.
Darcy Mott has served as our Executive Vice President and Chief Financial Officer since February 2007. From 1999 to 2004, Mr. Mott was Vice President, Treasurer and Chief Financial Officer at The Canopy Group, a technology investment company, where he was responsible for all finance operations and served on the board of directors of several portfolio companies, both public and private. Prior to joining The Canopy Group, Mr. Mott served for 12 years in various financial management positions at Novell, Inc., a networking software company. Prior to joining Novell, Inc., Mr. Mott worked as an accountant at Arthur Andersen & Co., serving a variety of public and private audit clients. Mr. Mott holds a B.S. in Accounting from Brigham Young University and is a Certified Public Accountant.
Ashley Dreier has served as our Executive Vice President, Chief Technology Officer and Chief Information Officer since February 2013. From May 2008 to February 2013, Ms. Dreier was Vice President of Product Development and Technology at Krames StayWell, a provider of interactive, print and mobile patient education solutions, consumer health information, and population health management communications in the United States. Prior to joining Krames StayWell, Ms. Dreier was the Director of Product Development at GE Capital, where she was responsible for development of software products associated with corporate purchasing and travel and entertainment credit cards. Ms. Dreier holds a B.S. in Accounting from the University of Utah and a M.S. in Information Systems from the University of Utah.
Frode Jensen has served as our Executive Vice President, General Counsel and Secretary since the completion of our initial public offering in August 2014. Prior to joining HealthEquity, Mr. Jensen was a partner from 2004 until 2014 at the law firm Holland & Knight LLP, where he specialized in corporate and securities law. Mr. Jensen holds a B.A. from Williams College and a J.D. from Columbia Law School.
Frank A. Corvino has served as a member of our board of directors since July 2014. Mr. Corvino has served as Chairman of the Greenwich Hospital Foundation in Greenwich, Connecticut since January 2015 and also has been President of Corvino & Corvino, a consulting firm, since January 2015. Mr. Corvino served as President and Chief Executive Officer of Greenwich Hospital from November 1992 until December 2014 and served as Chief Operating Officer of Greenwich Hospital from July 1988 to November 1992. Mr. Corvino served as Executive Vice President of Yale New Haven Health System from March 1998 to December 2014. Since January 2013, Mr. Corvino has been a member of the Fordham University Science Council. Mr. Corvino serves as a director for a number of private companies. Mr. Corvino holds a B.S. in Pharmacy from Fordham University and an M.S. in Pharmacy Administration from St. John’s University. The board of directors believes that Mr. Corvino’s extensive experience in the healthcare industry, including his decades of experience as a leader of hospitals and hospital systems, qualifies him to serve as a member of our board of directors.
Evelyn Dilsaver has served as a member of our board of directors since August 2014. Ms. Dilsaver was formerly a member of The Charles Schwab Corporation from December 1991 until her retirement in September 2007, and held various senior management positions within the organization including Executive Vice President (The Charles Schwab Corporation) and President and Chief Executive Officer (Charles Schwab Investment Management). Prior to becoming President and Chief Executive Officer of Charles Schwab Investment Management, from July 2003 to July 2004, Ms. Dilsaver held the position of Senior Vice President, Asset Management Products and Services. Ms. Dilsaver is a member of the board of directors and audit committee of the publicly traded company Tempur Sealy International Inc. (NYSE: TPX) and is a member of the board of directors and nominating and governance committee and chair of the audit committee of the publicly traded company Aéropostale, Inc. (NYSE: ARO). She is also a member of the board of directors of a privately held corporation. Ms. Dilsaver holds a B.S. in Accounting from California State University, East Bay and is a Certified Public Accountant. The board of directors believes that Ms. Dilsaver’s extensive financial industry experience and her experience as a director of publicly traded companies qualifies her to serve as a member of our board of directors.
Michael O. Leavitt has served as a member of our board of directors since 2010. Since April 2009, Mr. Leavitt has served as Chairman of Leavitt Partners, a private firm that advises healthcare and food safety investors. From 2005 to 2009, Mr. Leavitt served as Secretary of the U.S. Department of Health and Human Services in the

administration of President George W. Bush and, from 2003 to 2005, he was Administrator of the Environmental Protection Agency. Mr. Leavitt served as the Governor of the State of Utah from 1993 to 2003. Mr. Leavitt serves as a director for Medtronic Inc. (NYSE: MDT) as well as for a number of private companies. Mr. Leavitt holds a B.S. in Economics and Business from Southern Utah University. The board of directors believes that Mr. Leavitt’s political and business experience, including his tenure as head of the U.S. Department of Health and Human Services, qualifies him to serve as a member of our board of directors.
Frank T. Medici has served as a member of our board of directors since October 2006. Mr. Medici is the President of Berkley Capital, LLC, an investment management unit of W.R. Berkley Corporation responsible for certain of the corporation’s private equity investments, having been appointed to that position in March 2006. Prior to joining Berkley Capital, LLC, Mr. Medici was a Managing Director in the financial institutions group, investment banking at Morgan Stanley & Co. and, prior to that, he was an attorney specializing in corporate law with the firm of LeBoeuf, Lamb, Greene & MacRae, LLP. Mr. Medici serves as a director for a number of private companies. Mr. Medici holds a B.S. in Engineering from the University of Connecticut and a B.A. in Liberal Arts from Fairfield University and both an M.B.A. and a J.D. from Fordham University. The board of directors believes that Mr. Medici’s extensive experience in finance, his service as a director for a number of other companies, and his knowledge of the capital markets and corporate governance qualifies him to serve as a member of our board of directors.
Manu Rana has served as a member of our board of directors since August 2011. Since March 2013, Mr. Rana has been a Partner at Napier Park Global Capital LLC, an alternative asset manager spun out of Citigroup, Inc. in March 2013, and co-heads the firm’s Financial Partners investment program. From July 2007 to March 2013, Mr. Rana was a Managing Director and portfolio manager at Citi Capital Advisors LLC, an alternative asset manager affiliated with Citigroup, Inc., and was previously a Managing Director at Old Lane LP, an alternative asset manager acquired by Citigroup, Inc. in 2007. Mr. Rana came to Old Lane LP from Lazard Alternative Investments LLC, and had various principal and advisory roles at Lazard Freres & Co. LLC and its affiliates from 1994 to 2007. Mr. Rana serves as a director for a number of private financial services and financial technology companies. Mr. Rana holds a B.A. in Economics from Columbia University. The board of directors believes that Mr. Rana’s extensive experience in alternative asset management, the financial and technology sector, capital markets and corporate governance qualifies him to serve as a member of our board of directors.
Ian Sacks has served as a member of our board of directors since April 2004. Mr. Sacks has been a Managing Director at TowerBrook Capital Partners L.P., an investment management firm, since 2004, where he focuses on healthcare and business services related investments. Mr. Sacks previously was a Management Partner with Soros Private Equity and, prior to joining that firm, Mr. Sacks was Chairman and Chief Executive Officer of HelpCare. Mr. Sacks serves as a director for a number of private companies. Mr. Sacks holds a B.S. from Tufts University. The board of directors believes that Mr. Sacks’ extensive knowledge of our company gained from his long-term service on our board of directors as well as his business experience qualifies him to serve as a member of our board of directors.
Section 16(a) beneficial ownership reporting compliance
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended January 31, 2015, all Section 16(a) filing requirements were satisfied on a timely basis.
Code of business conduct and ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on our website at www.healthequity.com in the Corporate Governance section of our Investor Relations webpage. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website.

Stockholder recommendations for nominations to the board of directors
Our nominating and corporate governance committee will consider candidates for directors recommended by stockholders holding at least one percent (1%) of the fully diluted capitalization of HealthEquity continuously for at least 12 months prior to the date of the submission of the recommendation. Our nominating and corporate governance committee will evaluate such recommendations in the same manner as candidates recommended from other sources. Stockholders wishing to recommend a candidate for nomination should direct the recommendation in writing by letter to our Corporate Secretary, at: HealthEquity, Inc., 15 W. Scenic Pointe Dr. Suite 100, Draper, Utah 84020. Such recommendations must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve on our board of directors, information regarding any relationships between the candidate and HealthEquity and evidence of the recommending stockholder’s ownership of our common stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board of directors membership. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors, including issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and personal references.
A stockholder can nominate a candidate directly for election to our board of directors by complying with the procedures in Article II, Section 2 of our bylaws and the rules and regulations of the SEC. Any eligible stockholder who wishes to submit a nomination should review the requirements in the bylaws on nominations by stockholders. Any nomination should be sent in writing to our Corporate Secretary, at: HealthEquity, Inc., 15 W. Scenic Pointe Dr., Ste. 100, Draper, UT 84020. To be timely for our 2016 annual meeting of stockholders, our Corporate Secretary must receive the nomination no earlier than February 25, 2016 and no later than March 26, 2016. The notice must state the information required by Article II, Section 2 of our bylaws and otherwise must comply with applicable federal and state law.
Board composition
Our business affairs are managed under the direction of our board of directors, which is currently composed of eight members serving one-year terms. Six of our directors are independent within the meaning of the independent director requirements of NASDAQ. At each annual meeting of stockholders, directors will be elected for a one-year term to succeed the same directors whose term is then expiring.
Director independence
Our common stock is listed on the NASDAQ Global Select Market. Under NASDAQ rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and NASDAQ listing requirements. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and NASDAQ listing requirements.
Our board of directors has undertaken a review of the independence of each director and considered whether such director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors has determined that Messrs. Corvino, Leavitt, Medici, Rana and Sacks and Ms. Dilsaver are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NASDAQ.
Board leadership structure
Our board of directors is responsible for providing oversight of the affairs of the Company. Currently, we do not have a chairman of our board of directors. In the absence of a chairman, a majority of the directors present at a meeting of the board of directors may elect one director to preside. Currently, Mr. Kessler, our President and Chief

Executive Officer and a member of our board of directors, presides over meetings of our board of directors. Six out of the eight directors are independent, which provides effective independent oversight of management.
Board committees
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit committee
Our audit committee is comprised of Evelyn Dilsaver, Michael O. Leavitt and Ian Sacks, each of whom is a non-employee member of our board of directors. Ms. Dilsaver is the chair of our audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC, including Rule 10A-3 under the Exchange Act, and NASDAQ listing requirements. Our board of directors has also determined that Ms. Dilsaver qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of NASDAQ. This designation does not impose on Ms. Dilsaver any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors. Our audit committee is responsible for, among other things:

•	selecting, hiring and setting the compensation for our independent registered public accounting firm to act as our independent auditors;

•	evaluating the qualifications, performance and independence of our independent registered public accounting firm;

•	pre-approving any audit and non-audit and tax services to be performed by our independent registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls or audit matters;

•	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements and our publicly filed reports;

•	reviewing and approving related person transactions; and

•	preparing the audit committee report that the SEC requires in our annual proxy statements.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and NASDAQ listing requirements. A copy of the charter of our audit committee is available on our website at www.healthequity.com in the Corporate Governance section of our Investor Relations webpage.
Compensation committee
Our compensation committee is comprised of Frank A. Corvino, Frank T. Medici and Manu Rana, each of whom is a non-employee member of our board of directors. Mr. Medici is the chair of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence under the rules and regulations of the SEC, including Rule 10C-1 under the Exchange Act, and NASDAQ listing requirements, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an “outside director” within the meaning of Section 162(m) of the Code. Our compensation committee is responsible for, among other things:

•
reviewing and approving the corporate goals and objectives applicable to the compensation of our Chief Executive Officer and evaluating the Chief Executive Officer’s performance in light of those goals and objectives;

•
reviewing, approving and, when appropriate, making recommendations regarding our Chief Executive Officer’s and all other executive officers’ annual base salaries; incentive compensation plans, including the specific goals and amounts; equity compensation, employment agreements, severance arrangements and change in control arrangements; and any other benefits, compensation or arrangements;

•	administering our incentive compensation plans and equity compensation plans;

•	reviewing, approving and, when appropriate, making recommendations regarding employee benefit plans;

•	reviewing our incentive compensation arrangements to determine whether they encourage excessive risk taking and evaluating compensation policies and practices that could mitigate such risk;

•	evaluating and making recommendations regarding director compensation;

•	reviewing our compliance with the requirements under Sarbanes-Oxley relating to loans to directors and officers and with all other applicable laws affecting employee compensation and benefits; and

•	overseeing our overall compensation philosophy, compensation plans and benefits programs.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and NASDAQ listing requirements. A copy of the charter of our compensation committee is available on our website at www.healthequity.com in the Corporate Governance section of our Investor Relations webpage.

In October 2014, the compensation committee engaged Towers Watson & Co., or Towers Watson, as its compensation consultant. The compensation committee requested that Towers Watson:

•	evaluate the efficacy of the Company's existing compensation strategy and practices in supporting and reinforcing the Company's long-term strategic goals;

•	assist in refining the Company's compensation strategy and in developing and implementing an executive compensation program to execute that strategy; and

•	develop a board of directors compensation policy appropriate for the Company as a publicly held company.
As part of its engagement, Towers Watson provided guidance to the compensation committee in developing a comparative group of companies and performed analyses of competitive performance and compensation levels for that group. The Chairman of the compensation committee and its members also met in executive session with the Chief Executive Officer and Chief Financial Officer periodically to discuss the Company’s compensation history, philosophy, key performance metrics and strategic goals. Towers Watson ultimately developed recommendations that were submitted to the compensation committee for its consideration. Following an active dialogue with Towers Watson and further discussions with management, the compensation committee ultimately approved an executive compensation program and reported to the full board of directors. Towers Watson does not provide any additional services to us outside of its services to the compensation committee. The compensation committee considered the independence of Towers Watson and concluded that no conflict of interest exists that would prevent Towers Watson from serving as an independent consultant to the committee.
Our Chief Executive Officer, Chief Financial Officer and General Counsel may attend meetings of the compensation committee to present information and answer questions. Our Chief Executive Officer may make recommendations to the compensation committee regarding compensation for our executive officers other than for himself because of his daily involvement with our executive officers. No executive officer participates directly in the final deliberations or determinations regarding his own compensation package.

Nominating and corporate governance committee

Our nominating and corporate governance committee is comprised of Frank T. Medici, Manu Rana and Ian Sacks, each of whom is a non-employee member of our board of directors. Mr. Sacks is the chair of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence under the listing requirements of NASDAQ. Our nominating and corporate governance committee is responsible for, among other things:

•	evaluating and making recommendations regarding the qualifications, composition, organization, and governance of our board of directors;

•	identifying and screening individuals qualified to become members of our board of directors and making recommendations regarding the selection and approval of nominees for director; and

•
reviewing and making recommendations regarding our corporate governance guidelines and overseeing our corporate governance practices, including reviewing and making recommendations regarding other documents and policies in our corporate governance framework.

Our nominating and corporate governance committee operates under a written charter that satisfies NASDAQ listing standards. A copy of the charter of our nominating and corporate governance committee is available on our website at www.healthequity.com in the Corporate Governance section of our Investor Relations webpage.

Item 11. Executive compensation

Compensation of the named executive officers
The following table sets forth information regarding the compensation awarded to, earned by, or paid to certain of our executive officers during the years ended January 31, 2015 and January 31, 2014. As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two other most highly compensated executive officers. Throughout this Annual Report on Form 10-K, these three officers are referred to as our “named executive officers.”

	Summary compensation table
Name and principal position (1)	Fiscal year-end (3)	Salary (4) ($)	Bonus ($) (6)	Stock awards ($)	Option awards (7) ($)	Non-equity incentive plan compensation (8) ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation (9) ($)	Total ($)
Jon Kessler President & Chief Executive Officer	2015	337,586 (5)	300,000	—	2,479,760	—	—	24,000	3,141,346
	2014	275,172	156,250	—	—	—	—	48,000	479,422
Stephen D. Neeleman, M.D. Founder and Vice Chairman	2015	254,167	225,000	—	1,239,880	—	—	8,240	1,727,287
	2014	200,000	106,250	—	—	—	—	3,850	310,100
Matthew Sydney (2) Executive Vice President, Sales and Marketing	2015	160,000	35,000	—	1,028,485	274,822	—	1,423	1,499,730

(1)
The positions reported for each named executive officer are the positions held on January 31, 2015. Mr. Sydney has served as our Executive Vice President, Sales and Marketing since November 1, 2014, having previously served as our Senior Vice President of Regional and Commercial Sales from May 2010 through October 2014.

(2)
Mr. Sydney was not a named executive officer prior to his appointment as Executive Vice President, Sales and Marketing Officer on November 1, 2014, and, therefore, in accordance with SEC regulations, only compensation information for the fiscal year in which he became a named executive officer is included in the Summary Compensation Table.

(3)	Our fiscal year ends on January 31st.

(4)
Effective as of the consummation of our initial public offering on August 5, 2014, we entered into new employment agreements with each of Mr. Kessler and Dr. Neeleman. Under the terms of the new employment agreements, the annual base salary for each of Mr. Kessler and Dr. Neeleman increased from $275,172 and $200,000 to $400,000 and $300,000, respectively. In connection with Mr. Sydney’s appointment as Executive Vice President, Sales and Marketing, we entered into a letter agreement with Mr. Sydney pursuant to which, effective as of February 1, 2015, his base salary increased from $160,000 to $200,000. For additional information, please see “-Compensation of named executive officers-Executive employment and consulting agreements” below.

(5)
Of the amounts reported as earned by Mr. Kessler in this column, $137,586 of the $337,586 was paid to Healthcharge Inc. pursuant to an independent contractor agreement and not directly to Mr. Kessler. Prior to our initial public offering, Mr. Kessler was compensated for his service to us by Healthcharge Inc., however, the actual amount of compensation received by Mr. Kessler was determined by Healthcharge Inc. without our participation.

(6)
The amounts reported as earned by Mr. Kessler and Dr. Neeleman in this column represent the bonuses earned by each executive pursuant to the HealthEquity Executive Bonus Plan for Fiscal Year 2015. These amounts will be paid in April 2015. For additional information, please see “-Compensation of named executive officers-Annual bonus plan” below. The amount reported as earned by Mr. Sydney in this column represents a one time discretionary bonus equal to $25,000 paid to Mr. Sydney on November 14, 2014 to reward him for his successful transition as our Executive Vice President, Sales and Marketing and $10,000 paid to Mr. Sydney in place of a trip that would have otherwise been provided to participants who achieved certain targets set under the HealthEquity Sales Incentive Plan for Fiscal Year 2015, as discussed under “-Compensation of named executive officers-Sales incentive plan” below.

(7)
The amounts reported in this column represent the aggregate grant date fair value of stock options granted to the named executive officers during the applicable fiscal year, calculated in accordance with Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and do not necessarily correspond to the actual value that might be realized by the named executive officers, which depends on the market value of the Company’s common stock on a date in the future when the options are exercised. Grants made during the year ended January 31, 2015 include options subject to both time and performance based vesting conditions. For time-based vesting awards, the grant date fair value is calculated by multiplying the Black-Scholes value by the number of shares subject to the options. For awards subject to both time and performance-based vesting, the grant date fair value is calculated assuming the probable outcome of the performance conditions on the date of grant and is consistent with our estimate of the aggregate compensation cost to be recognized over the vesting period determined in accordance with Topic 718. The amounts reported for awards subject to both time and performance-based vesting assume that on the grant date of the awards the highest level of performance was probable and therefore such amounts represent the maximum potential value of the awards. For additional information, including a discussion of the assumptions used to calculate these values, see “-Outstanding equity awards at fiscal year end” below and note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2015.

(8)
The amount reported as earned by Mr. Sydney in this column represents commissions earned by him pursuant to the HealthEquity Sales Incentive Plan for Fiscal Year 2015. For additional information, please see “-Compensation of named executive officers-Sales incentive plan” below.

(9)	The amounts reported in this column include the cost of perquisites and other benefits received by our named executive officers:

•
Mr. Kessler.     The amount reported represents a housing allowance paid to Mr. Kessler prior to the consummation of our initial public offering pursuant to the independent contractor agreement with Healthcharge Inc.

•	Dr. Neeleman. The amount reported represents employer matching contributions made to our 401(k) plan during the fiscal year.

•	Mr. Sydney. The amount reported represents employer matching contributions made to our 401(k) plan during the fiscal year.

Narrative to summary compensation table
Executive employment and consulting arrangements
Certain of the compensation paid to the named executive officers reflected in the summary compensation table was provided pursuant to employment arrangements and independent contractor agreements with us, which are summarized below. In connection with our initial public offering, we entered into new employment agreements with each of Mr. Kessler and Dr. Neeleman, which replaced and superseded each executive’s prior independent contractor or employment agreement with us, as applicable. In addition, we entered into a letter agreement with Mr. Sydney in connection with his appointment as Executive Vice President, Sales and Marketing on November 1, 2014. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “—Potential payments upon termination or change in control” below.
Pre-IPO independent contractor and employment agreements
Jon Kessler. Prior to our initial public offering, Mr. Kessler served as an independent contractor pursuant to an independent contractor agreement between us, Mr. Kessler and Healthcharge Inc., dated March 10, 2009, as amended in November 2009. Pursuant to the independent contractor agreement, Healthcharge Inc. was entitled to a service fee equal to $323,172 per year (which represents a service fee of $275,172 and a housing allowance for Mr. Kessler of $48,000) and additional compensation as a bonus payable at our discretion.
Stephen D. Neeleman, M.D. Prior to our initial public offering, Dr. Neeleman was party to a letter agreement with us, dated May 1, 2009, which provided that Dr. Neeleman would devote substantially all of his business time to us, but could also actively practice medicine for up to one day per week. Under the terms of this prior employment agreement, Dr. Neeleman was entitled to a base salary equal to $200,000 per year.
Current employment agreements
Jon Kessler and Stephen D. Neeleman, M.D. The employment agreements entered into with Mr. Kessler and Dr. Neeleman in connection with our initial public offering each provide for an indefinite term, commencing on the day immediately preceding our initial public offering and ending upon a termination of the executive’s employment by us or the executive for any reason. Pursuant to the terms of the employment agreements, each of Mr. Kessler and Dr. Neeleman are entitled to an annual base salary of not less than $400,000 and $300,000, respectively, and are each eligible to earn a target annual bonus equal to 75% of their base salary based upon the achievement of corporate and individual performance objectives as determined by our compensation committee and communicated to the executive no later than 90 days after the commencement of the fiscal year to which the bonus relates. For a discussion of our annual bonus plan, please see “—Annual bonus plan” below. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the new employment agreements with Mr. Kessler and Dr. Neeleman, please see “- Potential payments upon termination or change in control” below.
Matt Sydney. In connection with Mr. Sydney’s appointment as Executive Vice President, Sales and Marketing on November 1, 2014, we entered into a letter agreement with Mr. Sydney pursuant to which Mr. Sydney’s compensation (including both base salary and bonus opportunity) would remain unchanged for the balance of our fiscal year ended January 31, 2015. The letter agreement also provides that, effective as of February 1, 2015, Mr. Sydney’s base salary would increase from $160,000 to $200,000. In addition, beginning with our 2016 fiscal year, Mr. Sydney is eligible to earn an annual target bonus equal to up to $185,000 upon the achievement of certain performance targets, 20% of which will be tied to the achievement of company-wide goals, and the remaining 80% of which will be tied to the sales team meeting sales targets. Beginning with our 2016 fiscal year, if our sales performance exceeds “target performance,” Mr. Sydney also will be eligible to receive an additional “kicker” bonus equal to up to $50,000 (if we achieve at least 115% of target performance but not more than 125% of target performance), up to $100,000 (if we achieve at least 125% of target performance but not more than 150% of target performance) or up to $140,000 (if we achieve at least 150% of target performance). There will be no interpolation of performance between target levels. In addition, beginning with our 2016 fiscal year, Mr. Sydney will be eligible to earn a monthly bonus equal to $.40 per newly activated HSA for which we act as sole custodian of account funds and are permitted to earn normal rates of return, excluding any HSAs acquired from third parties, calculated at the end of each month and payable in the month following the month in which the new HSA is activated. Any such monthly bonus payable to Mr. Sydney will reduce the amount of the annual bonus that he is otherwise eligible to earn for such fiscal year.

Annual bonus plan
Certain of our executive officers, including Mr. Kessler and Dr. Neeleman, were eligible to participate in the HealthEquity Executive Bonus Plan for Fiscal Year 2015, or the 2015 Executive Bonus Plan, pursuant to which each such executive officer was eligible to receive a bonus with respect to the year ended January 31, 2015, provided he or she remained employed with us through January 31, 2015 and, except as may be provided for in any individual employment agreement, he or she remain employed with us through the date the bonuses for fiscal year 2015 are paid. Bonus payments earned under the 2015 Executive Bonus Plan will be paid in April 2015, after an independent audit of our financial statements for the year ended January 31, 2015 is completed.
Each participant in the 2015 Executive Bonus Plan is eligible to earn a target bonus equal to a specified percentage of his or her base salary, and the actual bonus payable is based on the achievement of certain objectives set forth in our operating plan for the year, as approved by our board of directors, and achievement of certain individual and team goals.
For the year ended January 31, 2015, our operating objectives and individual objectives and team goals were each given a weighting of 50%. However, notwithstanding other performance, the availability of an executive bonus pool was contingent on the operating objectives for each of revenue, Adjusted EBITDA (excluding stock compensation expenses) and fiscal year end AUM first being met as set forth in the following table:

Operating objective (in millions)	Target achievement level ($)	Actual achievement level ($)
Revenue	82.4	87.9
Adjusted EBITDA (excluding stock compensation expenses) (1)	23.0	25.2
AUM (2)	2,102	2,362

(1)
See “Management’s discussion and analysis of financial condition and results of operations-Key financial and operating metrics-Adjusted EBITDA” for more information as to how we define and calculate Adjusted EBITDA and for a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA.

(2)	See “Management’s discussion and analysis of financial condition and results of operations-Key financial and operating metrics-Assets under management” for more information as to how we define AUM.
Based on the actual level of achievement of our 2015 operating objectives, the executive bonus pool was funded at 100%.
The operating objectives under the 2015 Executive Bonus Plan were based on our attainment of results against the operating plan approved by our board of directors, based on revenue, Adjusted EBITDA (excluding stock compensation expenses), fiscal year end AUM objectives and Adjusted EBITDA per custodial account per month as set forth in the following table:

Operating objective (in millions except per account per month data)	Target achievement level ($)	Actual achievement level ($)
Revenue	82.4	87.9
Adjusted EBITDA (excluding stock compensation expenses) (1)	23.0	25.2
AUM (2)	2,102	2,362
Adjusted EBITDA per custodial account per month	1.92	1.93

(1)
See “Management’s discussion and analysis of financial condition and results of operations-Key financial and operating metrics-Adjusted EBITDA” for more information as to how we define and calculate Adjusted EBITDA and for a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA.

(2)	See “Management’s discussion and analysis of financial condition and results of operations-Key financial and operating metrics-Assets under management” for more information as to how we define AUM.

Our 2015 individual and team goals were based on (i) whether the executive officer’s team satisfied the performance goals and objectives for the year ended January 31, 2015 established by the executive officer and approved by our compensation committee with input from our President and Chief Executive Officer (other than with respect to his own performance) and (ii) how much the executive officer contributed to the success of that team’s performance. For Mr. Kessler and Dr. Neeleman, individual and whole-organization success were intertwined. Thus, individual performance was assessed based on factors including our revenue and Adjusted EBITDA during the period, the number of our HSA Members and AUM at the end of the period as compared to the end of the prior period, and our unit profitability, expressed as Adjusted EBITDA per custodial account per month. The assessment is inherently subjective and was made by our compensation committee at its sole discretion with input from our President and Chief Executive Officer (other than with respect to his own performance). As a result, notwithstanding the achievement of performance goals and objectives, an executive’s actual bonus may have been less than the executive’s target bonus.

For the year ended January 31, 2015, Mr. Kessler was eligible to earn a target bonus under the 2015 Executive Bonus Plan equal to 75% of his base compensation, or $300,000, and he received a bonus of $300,000. Dr. Neeleman was eligible to earn a target bonus under the 2015 Executive Bonus Plan equal to 75% of base compensation, or $225,000, and he received a bonus of $225,000.
Sales incentive plan
During the year ended January 31, 2015, we maintained the HealthEquity Sales Incentive Plan for Fiscal Year 2015, or the Sales Incentive Plan, intended to reward sales team members for selling our products and services and contributing to our success and growth. Under the Sales Incentive Plan, each sales team member was assigned certain territories and sales objectives and was eligible to earn commissions based on the sale of (i) newly activated custodial or non-custodial accounts for which we act as sole custodian of account funds and are permitted to earn normal rates of return, and (ii) renewals of identified existing accounts, provided that no account was available for incentive compensation after the fourth renewal of such account. Certain participants were also eligible to earn incentives for one-time implementation and integration fees paid by new employers, health plan partners and other channel partners or new partner programs.
Under the terms of the Sales Incentive Plan, Mr. Sydney was eligible to earn commissions based on the sales completed by the sales team members under his direct management. In particular, Mr. Sydney was eligible to earn $0.90 for each new “unit” sold by his direct reports. For purposes of Mr. Sydney’s commissions, a “unit” was considered sold by his direct reports upon the activation or renewal of (i) one new HSA, (ii) five new reimbursement accounts, (iii) five new balance protector accounts, or (iv) an incentive account with a value of $200. Certain sales goals were communicated to Mr. Sydney’s direct reports, however, Mr. Sydney earned the $0.90 commission on each unit sold regardless of whether his direct reports achieved their individual or group targets. For the year ended January 31, 2015, Mr. Sydney earned a commission of $264,822.
In addition, if Mr. Sydney’s direct reports achieved each of their individual target sales objectives, Mr. Sydney would become part of the “Chairman’s Club,” which entitled him to an additional cash bonus of $10,000 and the opportunity to attend the Chairman’s Club incentive event. The Chairman’s Club incentive event has historically been held at an offsite location determined by us during the fiscal year following the fiscal year in which the bonuses are earned, to reward sales team members for exceeding their individual Chairman’s Club target goals. During the year ended January 31, 2015, we decided to cancel the Chairman’s Club incentive event and instead pay each eligible team member an additional $10,000 cash payment if they met the applicable sales targets. All of Mr. Sydney’s direct reports earned their individual target sales objectives for the year ended January 31, 2015 and he was paid the additional $20,000 Chairman’s Club bonus.
Stock plans, health and welfare plans, and retirement plans
Stock plan. In connection with our initial public offering in August 2014, we granted nonqualified options to purchase shares of our common stock to members of our management team, including each of our named executive officers, under our 2014 Equity Incentive Plan, or the 2014 Plan. The option grants to our named executive officers vest and become exercisable over a four and a half-year period subject to the optionholder’s continued service with us and subject to our achieving certain performance goals based on annual growth in Adjusted EBITDA. Specifically, the options vest and become exercisable as follows: (i) 10% of the options vest upon attainment of at least $34.5 million in Adjusted EBITDA for the year ended January 31, 2016, (ii) 20% of the options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017, (iii) 30% of the options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018, and (iii) 40% of the options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019.
The number of options granted to each of our named executive officers in connection with our initial public offering is set forth in the table below:

Name	Common stock underlying options granted in the year ended January 31, 2015 in connection with our initial public offering
Jon Kessler	400,000
Stephen D. Neeleman, M.D.	200,000
Matthew Sydney	25,000
In addition, in connection with Mr. Sydney’s appointment as Executive Vice President, Sales and Marketing on November 1, 2014, we granted Mr. Sydney options to purchase 100,000 shares of our common stock, 50,000 of which vest ratably over four years on each anniversary of the effective date of his appointment and the remaining 50,000 of which vest over four and a half years subject to the attainment of the same performance criteria set forth above with respect to the options granted in connection with our initial public offering, in each case, subject to his continued employment with us through the applicable vesting date.
Health and welfare plans. Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability, health savings account and accidental death and dismemberment benefit plans, in each case on the same basis as all of our other employees. Mr. Kessler was not eligible to participate in our benefit plans while he served as an independent contractor prior to our initial public offering.
Termination of Employment. The new employment agreements with Mr. Kessler and Dr. Neeleman provide for certain payments in connection with certain terminations of employment. For a summary of these potential payments, please see “-Potential payments upon termination or change in control” below. Mr. Sydney is not contractually entitled to any severance benefits in connection with a termination of his employment.
Retirement plan. We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following their respective dates of hire. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee and employer contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants and contributions that we make to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and all contributions are generally deductible by us when made. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and vests in employer contributions at a rate of 25% for each year of employment. The plan provides for a discretionary employer matching contribution and, for the year ended January 31, 2015, we made a contribution equal to 50% of a participant’s 401(k) contributions, up to 4% of the participant’s compensation through May 2014 and equal to 50% of a participant’s 401(k) contributions, up to 6% of the participant’s compensation thereafter.

Outstanding equity awards at fiscal year end
The following table sets forth outstanding equity awards to acquire shares of our common stock held by each of our named executive officers as of January 31, 2015.

	Option awards						Stock awards
Name	Grant date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price (3) ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Jon Kessler	3/26/2009	400,000	—	—	0.10	3/26/19	—	—	—	—
	9/18/2009	275,000	—	—	0.10	9/18/19	—	—	—	—
	9/18/2009	70,000	—	—	0.10	9/18/19	—	—	—	—
	8/8/2011	500,000	—	—	1.25	8/8/21	—	—	—	—
	7/30/2014	—	—	400,000 (1)	14.00	7/14/24	—	—	—	—
Stephen D. Neeleman, M.D	8/8/2011	350,000	—	—	1.25	8/8/21	—	—	—	—
	7/30/2014	—	—	200,000 (1)	14.00	7/14/24	—	—	—	—
Matthew Sydney	4/29/2011	3,750	1,250 (2)	—	0.80	4/29/21	—	—	—	—
	7/30/2014	—	—	25,000 (1)	14.00	7/30/24	—	—	—	—
	11/1/2014	—	—	50,000 (1)	20.40	11/1/24	—	—	—	—
	11/1/2014	—	50,000 (2)	—	20.40	11/1/24	—	—	—	—

(1)
These options vest and become exercisable upon the attainment of the following performance criteria: (i) 10% of the options vest upon attainment of at least $34.5 million in Adjusted EBITDA for the year ended January 31, 2016; (ii) 20% of the options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017; (iii) 30% of the options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018; and (iv) 40% of the options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019.

(2)	These options vest and become exercisable on each of the first four anniversaries of the applicable grant date.

(3)
The option exercise price for grants made prior to our initial public offering reflect the adjustment approved by the board of directors for the previously declared cash dividend of $50,000,000 on shares of our common stock outstanding on the business day immediately prior to the closing date of our initial public offering (after giving effect to the conversion of all of our outstanding convertible preferred stock and redeemable convertible preferred stock into shares of common stock).

Potential payments upon termination or change in control
The following summaries describe the potential payments and benefits that we would provide to our named executive officers in connection with a termination of employment and/or a change in control.
Severance benefits
Pursuant to the terms of each of Mr. Kessler’s and Dr. Neeleman’s employment agreements, each executive is entitled to certain severance payments in connection with a qualifying termination of employment. Mr. Sydney is not contractually entitled to severance payments in connection with a termination of his employment. In the absence of an employment, severance or other agreement, we do not offer or have in place for our named executive officers any formal retirement, severance or similar compensation programs providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control (other than our contributory defined contribution plan). Under certain circumstances, a named executive officer without an employment, severance or other agreement may be offered severance benefits to be negotiated at the time of termination.
Upon a termination of Mr. Kessler or Dr. Neeleman employment by us without “cause” (as defined in the applicable employment agreement) or by Mr. Kessler or Dr. Neeleman for “good reason” (as defined in the applicable employment agreement), in addition to any compensation that has been accrued or earned but not yet paid, subject to the execution of a general release of claims in favor of us and our affiliates, the executive would be entitled to: (i) continued payment of his then current annual base salary for 12 months following the termination date; (ii) subject to the achievement of the applicable performance conditions for such year, his annual bonus for the year in which the termination date occurs, pro-rated based on the number of days which elapsed in the applicable fiscal year through the date of termination, payable at such time annual bonuses are paid to our other senior executive officers; (iii) with respect to any options held by the executive as of the date of executive’s termination, the ability to exercise such options until the earlier to occur of (a) the expiration date of such option and (b) the 12 month anniversary of the termination date; and (iv) subject to executive’s election of COBRA continuation coverage, provided executive does not become eligible to receive comparable health benefits through a new employer, a monthly cash payment equal to the monthly COBRA premium cost for the 12 month period following the date of termination. In addition, upon a termination of Mr. Kessler’s or Dr. Neeleman’s employment due to death or disability, in addition to any accrued or earned but unpaid amounts, the executive (or the executive’s estate or beneficiaries, as the case may be) would be entitled to, subject to the achievement of the applicable performance conditions for such year, his annual bonus for the year in which the termination date occurs, pro-rated based on the number of days which elapsed in the applicable fiscal year through the date of termination, payable at such time annual bonuses are paid to our other senior executive officers.
Each of Mr. Kessler and Dr. Neeleman’s employment agreements subject each executive to customary confidentiality restrictions that apply during the executive’s employment and indefinitely thereafter, and a covenant not to compete during the executive’s employment, and for a period of 12 months thereafter (24 months in the event of a termination of the executive’s employment by us for cause, due to disability or by the executive without good reason). In addition, each of Mr. Kessler and Dr. Neeleman are subject to a non-interference covenant while employed with us and for a period of 24 months thereafter. Generally, the non-compete provisions prevent the executives from engaging in consumer health care related businesses, including the business of acting as custodian or administrator for medical payment reimbursement accounts, including, but not limited to, health savings accounts, flexible spending accounts and health reimbursement accounts or any other business activities in which we or any of our affiliates are engaged (or have committed plans to engage) during executive’s employment, and the non-interference covenant prevents the executive from soliciting or hiring our employees or those of our affiliates and from soliciting or inducing any of our customers, suppliers, licensees, or other business relations or those of our affiliates, to cease doing business without us, or reduce the amount of business conducted with, us or our affiliates, or in any manner interfering with our relationship with such parties.
Mr. Sydney is a party to a Team Member Confidentiality and Intellectual Property Transfer Agreement which subjects him to customary confidentiality restrictions that apply during his employment and indefinitely thereafter. Pursuant to the Team Member Confidentiality and Intellectual Property Transfer Agreement, Mr. Sydney is also subject to a covenant not to solicit our employees or customers while employed with us and for one year thereafter and a covenant not to compete with us while employed with us and for a period of six months thereafter if Mr. Sydney’s employment is terminated by him for any reason or by us with “cause” (as defined in the agreement).

Vesting of outstanding equity awards
Our named executive officers hold unvested options granted pursuant to our 2014 Plan and our 2005 Stock Plan. The 2014 Plan provides that in the event of a significant “corporate transaction,” as defined under the 2014 Plan, each outstanding award will be treated as the administrator determines. The 2005 Stock Plan provides that, upon the occurrence of a “change in control,” as defined in the 2005 Stock Plan, 100% of all shares underlying outstanding awards granted under the plan will become vested. In addition, the 2005 Stock Plan provides that all outstanding options under the plans will become exercisable if (i) there is a change in control, (ii) the outstanding options do not remain outstanding following such change in control, (iii) the outstanding options are not assumed by the surviving corporation or parent, and (iv) the surviving corporation or its parent does not substitute the options for new options with substantially the same terms as the terminated options.

Director remuneration
Prior to our initial public offering, members of our board of directors received no cash compensation for services rendered as members of the board. Certain members of our board of directors who are not our employees received options to purchase our common stock pursuant to the 2003 Director Stock Plan. On July 14, 2014, our board of directors approved a new compensation policy that became effective upon our initial public offering in August 2014 which is applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

•	Annual cash retainer of $25,000 for each non-employee director (other than any non-employee director who is a representative of Berkley Capital Investors, L.P. or Napier Park Global Capital);

•	Additional cash retainer for the Chair of the Audit Committee of $40,000 for service as chairperson of the Audit Committee;

•	Additional cash retainer for the Chair of the Compensation Committee of $15,000 for service as chairperson of the Compensation Committee;

•
Initial equity award of options to acquire 25,000 shares of our common stock upon first joining our board of directors following our initial public offering, vesting annually over a four year period following the grant date, subject to the director’s continued service with us;

•	Annual equity award of options to acquire 15,000 shares of our common stock, vesting at the end of the applicable fiscal year corresponding to each year of service as a director; and

•
Additional initial equity award for the Chairman of the board, when chosen, of options to acquire 25,000 shares of our common stock upon becoming Chairman, vesting annually over a four year period following the grant date, subject to the director’s continued service with us.

All other compensation
We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending board and committee meetings or performing other services for us in their capacities as directors.
Director compensation
The following table sets forth information concerning director compensation paid during the year ended January 31, 2015.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1)(2)($)	All other compensation ($)	Total ($)
Frank A. Corvino	12,500	—	38,603	—	51,103
Evelyn Dilsaver	32,500	—	38,603	—	71,103
Thomas H. Ghegan (3)	—	—	—	—	—
Michael O. Leavitt	12,500	—	77,205	—	89,705
Frank T. Medici	—	—	115,808	—	115,808
Manu Rana	—	—	77,205	—	77,205
Ian Sacks	12,500	—	77,205	—	89,705
Kenneth Woolley (4)	—	—	—	—	—

(1)
The amounts reported in this column represent the aggregate grant date value of the stock options granted to the directors during fiscal year 2015, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The grant date value is calculated by multiplying the Black-Scholes value by the number of shares subject to a stock option. See note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2015 for a discussion of the assumptions used to calculate these values.

(2)	The table below shows the aggregate number of option awards outstanding for each non-employee director as of January 31, 2015, whether or not exercisable.

Name	Aggregate option awards outstanding as of January 31, 2015 (#)
Frank A. Corvino	32,500 (a)
Evelyn Dilsaver	32,500 (a)
Thomas H. Ghegan	—
Michael O. Leavitt	15,000
Frank T. Medici	22,500
Manu Rana	52,500
Ian Sacks	15,000
Kenneth Woolley	—

(a)
Mr. Corvino and Ms. Dilsaver were not vested in 25,000 of their 32,500 outstanding options. The unvested options relate to the July 30, 2014 grant made to each director for joining our board of directors in 2014 and vest ratably on each of the first four anniversaries of the grant date in accordance with our director compensation policy. For additional information, please see “-Director remuneration” above.

(3)	Mr. Ghegan resigned from his directorship, effective July 14, 2014.

(4)	Mr. Woolley resigned from his directorship, effective February 28, 2014.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Security ownership of certain beneficial owners and management

The following table presents information regarding the beneficial ownership of the shares of our common stock as of March 10, 2015 with respect to:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, or has the right to acquire beneficial ownership of that security within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have or will have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.
Our calculation of the percentage of beneficial ownership is based on 55,065,470 shares of common stock outstanding as of March 10, 2015.
Common stock subject to stock options currently exercisable or exercisable within 60 days of March 10, 2015 is deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but is not deemed outstanding for computing the percentage of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o HealthEquity, Inc., 15 W. Scenic Pointe Dr., Ste. 100, Draper, UT 84020.

	Shares beneficially owned
Name of Beneficial Owner	Number (1)	Percentage
5% Stockholders:
Berkley Capital Investors, L.P. (2)	15,394,150	28.0%
Financial Partners Fund I, L.P. (3)	4,031,468	7.3%
Directors and Executive Officers, including our Names Executive Officers:
Jon Kessler (4)	1,670,000	3.0%
Stephen D. Neeleman, M.D.(5)	1,867,285	3.4%
Frank T. Medici (6)	15,429,150	28.0%
Ian Sacks (7)	438,417	*
Evelyn Dilsaver (8)	15,500	*
Michael O. Leavitt (9)	246,000	*
Manu Rana (10)	4,083,968	7.4%
Frank A. Corvino (11)	7,500	*
Matthew Sydney (12)	40,100	*
All current directors and executive officers as a group (12 persons)(13)	24,497,920	44.5%

*	Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(2)
Berkley Capital, LLC is the general partner of Berkley Capital Investors, L.P. (“Berkley Capital”). Frank T. Medici is President of Berkley Capital, LLC and as such holds the sole voting and dispositive power over the shares held by Berkley Capital. Mr. Medici disclaims beneficial ownership of the shares held by Berkley Capital. The address of Berkley Capital is 475 Steamboat Road, Greenwich CT 06830.

(3)
Napier Park Global Capital GP LLC (“GPLLC”) is the general partner of Financial Partners Fund I, L.P. (“FPF”). GPLLC has delegated to Manu Rana, Steve Piaker and Daniel Kittredge the sole voting and dispositive power over the shares held by FPF.

(4)	Consists of 1,245,000 shares issuable upon exercise of outstanding stock options within 60 days of March 10, 2015.

(5)
Consists of (i) 948,814 shares held of record by Stephen D. Neeleman, M.D., (ii) 350,000 shares issuable upon exercise of outstanding options exercisable within 60 days of March 10, 2015, (iii) 68,471 shares held of record by Christine Neeleman and (iv) 500,000 shares held of record by Neeleman Family Holdings, LLC, a Utah limited liability company (“Family Holdings”). Dr. Neeleman,is the manager of Family Holdings and as such holds sole voting and dispositive power over the shares held of record by Family Holdings. Dr. Neeleman disclaims beneficial ownership of the shares held by Family Holdings except to the extent of his pecuniary interest therein.

(6)
Consists of (i) 12,500 shares held of record by Frank Medici, (ii) 22,500 shares issuable upon exercise of outstanding options exercisable within 60 days of March 10, 2015, and (iii) 15,394,150 shares held of record by Berkley Capital. See note (2) above.

(7)	Includes 15,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 10, 2015.

(8)	Includes 7,500 shares issuable upon exercise of outstanding options exercisable within 60 days of March 10, 2015.

(9)
Consists of (i) 30,000 shares held of record by Michael Leavitt, (ii) 15,000 shares issuable upon exercise of outstanding options exercisable within 60 days of March 10, 2015, and (iii) 201,000 shares held of record by Leavitt Partners, LLC ("Leavitt Partners"). Michael Leavitt, Rich McKeown, Charlie Johnson, Andrew Croshaw, Brett Graham and Taylor Leavitt are each members of the board of managers of Leavitt Partners and as such share sole voting and dispositive power over the shares held of record by Leavitt Partners. Each of Messrs. Leavitt, McKeown, Johnson, Croshaw, Graham and Leavitt disclaims beneficial ownership of the shares held by Leavitt Partners except to the extent of his pecuniary interest therein. The address of Leavitt Partners is 299 S. Main St., Salt Lake City, UT 84111.

(10)
Consists of (i) 52,500 shares issuable upon exercise of outstanding stock options granted to Mr. Rana and exercisable within 60 days of March 10, 2015, and (ii) 4,031,468 shares held of record by FPF. See note (3) above.

(11)	Consists of 7,500 shares issuable upon exercise of outstanding options exercisable within 60 days of March 10, 2015.

(12)	Consists of 5,000 shares issuable upon exercise of outstanding options exercisable within 60 days of March 10, 2015.

(13)
Consists of (i) 22,082,920 shares held by the current directors and executive officers and (ii) 2,415,000 shares issuable pursuant to stock options held by such persons that are exercisable within 60 days of March 10, 2015.

Equity Compensation Plan Information

The following table provides information as of January 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity compensation plan information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	6,397,005	$5.31	474,150 (2)
Equity compensation plans not approved by stockholders(3)	60,000	$1.03	— (4)
Total	6,457,005		474,150

(1)
Includes the HealthEquity, Inc. 2003 Stock Plan (the “2003 Plan”), the HealthEquity, Inc. 2005 Stock Plan (the “2005 Plan”), the HealthEquity, Inc. 2006 Stock Plan (the “2006 Plan”), the HealthEquity, Inc. 2009 Stock Plan (the “2009 Plan” and, together with the 2003 Plan, the 2005 Plan, the 2006 Plan, the “Legacy Plans”) and the HealthEquity, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), in each case as amended from time to time.

(2)
The number of shares reported in this column includes only shares remaining available for future issuance under our 2014 Plan. No shares are reserved for future issuance under our Legacy Plans, other than shares issuable upon exercise of equity awards outstanding under such plans at the time of our initial public offering in 2014. In addition, the 2014 Plan contains an “evergreen” provision pursuant to which the number of shares reserved for issuance under that plan automatically increased on February 1, 2015, and will increase on each subsequent anniversary through 2024, by an amount equal to the lesser of: (i) 3% of the total number of shares of common stock outstanding on January 31st of the preceding fiscal year; and (ii) such lesser number of shares determined by our board of directors. The number of shares reported in this column does not include the 1,644,041 shares that became available for issuance as of February 1, 2015 pursuant to the evergreen provision of our 2014 Plan.

(3)
Includes the HealthEquity, Inc. 2003 Director Stock Plan, as amended from time to time (the “2003 Director Stock Plan”); as discussed under note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of January 31, 2015, 60,000 options were outstanding under the 2003 Director Stock Plan.

(4)
The 2003 Director Stock Plan expired on December 31, 2013, and no shares are reserved for future issuance under the 2003 Director Stock Plan other than shares issuable upon exercise of equity awards outstanding under such plans at the time of our initial public offering in 2014.

Item 13. Certain relationships and related transactions, and director independence

Policies and procedures for transactions with related persons
In connection with our August 2014 initial public offering, our board of directors adopted a related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director, person who was serving as a director and/or executive officer at any time since the beginning of our last fiscal year, nominee for director, or holder of more than five percent of our common stock, or any of their immediate family members or affiliates. Related person transactions refers to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we or our subsidiaries were or are to be a participant, where the amount involved exceeds or is reasonably expected to exceed $120,000, and a related person had, has or will have a direct or indirect interest, other than publicly disclosed compensation arrangements with directors and executive officers, reimbursement of advances of business travel and expenses, certain transactions with other companies, certain charitable contributions, transactions where all shareholders receive proportional benefits and transactions involving competitive bids.
The policy provides that for any transaction the General Counsel determines is a related person transaction, our audit committee or, in those instances in which the General Counsel, in consultation with the Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable to wait until the next regularly scheduled audit committee meeting, the chair of the audit committee will consider all of the available facts and circumstances relevant to the transaction, including (if applicable) but not limited to: the benefits to us; in the event the related person is a director (or immediate family member of a director or an entity with which a director is a partner, stockholder, or executive officer), the impact that the transaction will have on a director’s independence; whether any alternative transactions or sources for comparable services or products are available; the terms of the transaction; and the terms available to unrelated third parties or to associates generally. After considering all such facts and circumstances and evaluating all options available to us, including ratification, revision or termination of the related person transaction, our audit committee or the chair of the audit committee, as applicable, shall determine in good faith whether the related person transaction is in, or is not inconsistent with, our best interests.
We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock, or any immediate family member or affiliate of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.
Amended and Restated Registration Rights Agreement
In connection with our 2011 financing, we entered into an Amended and Restated Registration Rights Agreement pursuant to which certain stockholders have registration rights with respect to their Registrable Securities (as defined therein). Registration rights are not available to any stockholder to the extent (i) in the written opinion of company counsel, all of the Registrable Securities then owned by such stockholder could be sold in any 90-day period pursuant to Rule 144 or (ii) all of the Registrable Securities held by such stockholder have been sold in a registration pursuant to the Securities Act or pursuant to Rule 144.
Demand rights. At any time after six months following the effective date of our initial public offering, any holder or holders of Registrable Securities who in the aggregate hold more than 50% of the then-outstanding Registrable Securities will have the right to demand registration of all or a portion of such stockholder’s Registrable Securities; provided, however, we will not be required to effect (i) more than two such registrations that have been declared effective and sales of the Registrable Securities have closed, (ii) any such registration in which the requesting stockholders propose to dispose of Registrable Securities having an aggregate price of less than $15,000,000 or (iii) any such registration in any jurisdiction in which we would be required to execute a general consent to service of process, unless we are already subject to service in such jurisdiction or as required by the Securities Act.
Shelf registration. Following our initial public offering, we must use commercially reasonable efforts to qualify for registration on Form S-3 for secondary sales. After we have qualified for the use of Form S-3, certain stockholders will have the right to an unlimited number of registrations on Form S-3 of such stockholder’s Registrable Securities;

provided, however, we will not be required to effect any such registration (i) unless the requesting stockholder proposes to dispose of Registrable Securities having an aggregate price of more than $5,000,000, (ii) within one hundred eighty (180) days of the effective date of the most recent registration pursuant to which such requesting stockholder could have been included or (iii) in any jurisdiction in which we would be required to execute a general consent to service of process, unless we are already subject to service in such jurisdiction or as required by the Securities Act.
Piggyback rights. Certain other stockholders have the right to elect to have included in any demand registration all or a portion of such stockholder’s Registrable Securities. In the event that we propose to register any of our equity securities pursuant to a registration statement, certain stockholders will have the right to elect to have included in such registration all or a portion of such stockholder’s Registrable Securities.
Indemnification; expenses. We have agreed to indemnify the holders of Registrable Securities (including each such holder’s officers, directors, partners, members and each person who controls such person), and each underwriter, if any, and each person who controls any underwriter, against any claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement or omission of material fact (or alleged untrue statement or omission) contained in any registration statement, prospectus, offering circular or other document incident to any such registration, qualification or compliance, unless such liability arose from the applicable selling stockholder’s misstatement or omission, and the applicable selling stockholder has agreed to indemnify us, any underwriters and the other stockholders against all losses caused by its misstatements or omissions. We will pay all registration expenses of all registrations under the registration rights agreement, subject to certain limits, and all selling expenses shall be borne by the stockholders participating in such registration pro rata on the basis of the number of their registered shares.
Indemnification Agreements
We have also entered into indemnification agreements with our directors and certain of our executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 14. Principal accounting fees and services

The following table presents fees for professional audit services and other services rendered to us by PricewaterhouseCoopers LLP, or PwC, for our fiscal years ended January 31, 2015 and 2014.

(in thousands)	2015	2014
Audit fees(1)	$1,010	$233
Audit-related fees(2)	11	10
Tax fees(3)	30	11
All other fees (4)	98	—
Total	$1,149	$254

(1)
“Audit fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for our fiscal year ended January 31, 2015 also included fees billed for professional services rendered in connection with our Form S-1 registration statement related to our initial public offering of common stock completed in August 2014.

(2)
“Audit-related fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	“Tax fees” consist of fees billed for professional services rendered by PwC for tax compliance, tax advice and tax planning.

(4)	"All other fees" consist of the aggregate fees billed for products and services provided and not otherwise included in Audit fees, Audit-related fees or Tax fees.

Audit committee policy on pre-approval of audit and permitted non-audit and tax services of independent registered public accounting firm
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permitted non-audit and tax services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to PwC for our fiscal years ended January 31, 2015 and 2014 were pre-approved by our audit committee.

Part IV.

Item 15. Exhibits, financial statement schedules

(a) Documents filed as part of this report

(1) All financial statements

Index to consolidated financial statements	Page
Consolidated balance sheets as of January 31, 2015 and 2014	55
Consolidated statements of operations and comprehensive income for the years ended January 31, 2015, 2014 and 2013	56
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the years ended January 31, 2015, 2014 and 2013	57
Consolidated statements of cash flows for the years ended January 31, 2015, 2014 and 2013	58
Notes to consolidated financial statements	60
Supplementary quarterly financial data (unaudited)	81

(2) Financial statement schedules

HealthEquity, Inc. and subsidiaries
Schedule II - Valuation and Qualifying Accounts

		Additions
(in thousands)	Beginning balance	Charged to expense	Charged to other accounts	Deductions		Ending balance
Deferred tax valuation allowance:
January 31, 2015	—	—	—	—		—
January 31, 2014	29	—	—	(29)	(a)	—
January 31, 2013	7,484	—	—	(7,455)	(a)	29

(a) Primarily due to reassessments of valuation allowances against future operations.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Annual Report on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 31th day of March, 2015.

HEALTHEQUITY, INC.
Date: March 31, 2015	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

Power of attorney
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Jon Kessler and Darcy Mott, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2015	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 31, 2015	By:	/s/ Frank T. Medici
	Name:	Frank T. Medici
	Title:	Director

Date: March 31, 2015	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 31, 2015	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 31, 2015	By:	/s/ Michael O. Leavitt
	Name:	Michael O. Leavitt
	Title:	Director

Date: March 31, 2015	By:	/s/ Manu Rana
	Name:	Manu Rana
	Title:	Director

Date: March 31, 2015	By:	/s/ Frank Corvino
	Name:	Frank Corvino
	Title:	Director

Exhibit Index

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.2	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
4.3	Form of Common Stock Purchase 2005 Warrant issued by the Registrant	S-1	333-196645	4.3	June 10, 2014
4.4	Form of Common Stock Purchase 2006 Warrant issued by the Registrant	S-1	333-196645	4.4	June 10, 2014
4.5	Form of Common Stock Purchase 2007 Warrant issued by the Registrant	S-1	333-196645	4.5	June 10, 2014
4.6	Form of Common Stock Purchase 2008 Warrant issued by the Registrant	S-1	333-196645	4.6	June 10, 2014
4.7	Form of Common Stock Purchase 2011 Warrant issued by the Registrant	S-1	333-196645	4.7	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Director Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.7	June 10, 2014
10.8†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.9†	Independent Contractor Agreement, dated March 10, 2009, by and among the Registrant, Healthcharge Inc. and Jon Kessler, and amendment thereto, dated November 2009.	S-1	333-196645	10.9	June 10, 2014
10.10†	Employment Agreement, dated August 11, 2011, by and between First Horizon MSaver, Inc. and E. Craig Keohan.	S-1	333-196645	10.10	June 10, 2014
10.11†	Letter Agreement, dated May 1, 2009, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.11	June 10, 2014
10.12†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2014.	S-1	333-196645	10.12	June 10, 2014
10.13†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2015.	S-1	333-196645	10.13	June 10, 2014
10.14	Office Lease Agreement, dated November 17, 2006, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.14	June 10, 2014

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.15	First Amendment to Office Lease Agreement, dated October 18, 2007, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.15	June 10, 2014
10.16	Second Amendment to Office Lease Agreement, dated March, 2012, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.16	June 10, 2014
10.17	Third Amendment to Office Lease Agreement, dated August 22, 2012, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.17	June 10, 2014
10.18	Fourth Amendment to Office Lease Agreement, dated June 27, 2013, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.18	June 10, 2014
10.19	Fifth Amendment to Office Lease Agreement, dated November 15, 2013, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.19	June 10, 2014
10.20	Sixth Amendment to Office Lease Agreement, dated March 19, 2014, by and between the Registrant and TP Building I, LLC.	S-1	333-196645	10.20	June 10, 2014
10.21†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.22†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.23†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.24†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.25†	Employment Agreement, dated July 30, 2014, by and between the Registrant and Frode Jensen.	10-Q	001-36568	10.1	September 12, 2014
10.26†	Offer letter to Matthew Sydney, dated October 25, 2014.	8-K	001-36568	10.2	October 27, 2014
10.27†	Separation and Release Agreement, dated October 21, 2014, by and between the Registrant and E. Craig Keohan.	8-K	001-36568	10.1	October 27, 2014
10.28†	Non-Employee Director Compensation Policy.	S-1	333-196645	10.27	July 16, 2014
10.29+	Seventh Amendment to Office Lease Agreement, dated October 8, 2014, by and between the Registrant and TP Building I, LLC.
16.1	Letter from Squire and Company, P.C. addressed to the SEC provided in connection with change in independent accountant.	S-1	333-196645	16.1	June 10, 2014
21.1	List of Subsidiaries.	S-1	333-196645	21.1	June 10, 2014
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
#
These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates management contract or compensatory plan.
††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.