Form 10-Q
period 2015-04-30
HEALTHEQUITY INC
filed 2015-06-11
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015
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

As of May 31, 2015, there were 56,722,533 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	April 30, 2015	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$74,861	$111,005
Marketable securities, at fair value	40,040	—
Total cash, cash equivalents and marketable securities	114,901	111,005
Accounts receivable, net of allowance for doubtful accounts of $39 as of April 30, 2015 and $40 as of January 31, 2015	10,479	9,054
Inventories	667	625
Deferred tax asset	1,464	1,764
Prepaid expenses	2,761	2,271
Total current assets	130,272	124,719
Property and equipment, net	3,079	2,577
Intangible assets, net	26,618	26,541
Goodwill	4,651	4,651
Other assets	662	281
Total assets	$165,282	$158,769
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$990	$1,303
Accrued compensation	2,041	5,301
Accrued liabilities	2,153	2,227
Total current liabilities	5,184	8,831
Long-term liabilities
Other long-term liability	477	488
Deferred tax liability	5,053	5,355
Total long-term liabilities	5,530	5,843
Total liabilities	10,714	14,674
Commitments and contingencies (see note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2015 and January 31, 2015, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 55,308 and 54,802 shares issued and outstanding as of April 30, 2015 and January 31, 2015, respectively	6	5
Additional paid-in capital	162,611	157,094
Accumulated other comprehensive loss	(22)	—
Accumulated deficit	(8,027)	(13,004)
Total stockholders’ equity	154,568	144,095
Total liabilities and stockholders’ equity	$165,282	$158,769
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended April 30,
	2015	2014

Revenue:
Account fee revenue	$14,397	$10,388
Custodial fee revenue	8,419	5,427
Card fee revenue	6,817	4,298
Other revenue	217	118
Total revenue	29,850	20,231

Cost of services:
Account costs	8,389	6,428
Custodial costs	1,423	938
Card costs	2,102	1,405
Other costs	30	1
Total cost of services	11,944	8,772

Gross profit	17,906	11,459

Operating expenses:
Sales and marketing	2,833	2,233
Technology and development	3,524	2,186
General and administrative	3,158	1,143
Amortization of acquired intangible assets	409	409
Total operating expenses	9,924	5,971

Income from operations	7,982	5,488

Other expense:
Loss on revaluation of redeemable convertible preferred stock derivative	—	(735)
Other expense, net	(105)	(92)

Total other expense	(105)	(827)

Income before income taxes	7,877	4,661

Income tax provision	2,900	1,943

Net income	$4,977	$2,718

Net income attributable to common stockholders:
Basic	$4,977	$3,849
Diluted	$4,977	$3,453

Net income per share attributable to common stockholders:
Basic	$0.09	$0.52
Diluted	$0.09	$0.08

Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	55,063	7,367
Diluted	57,770	43,736

Comprehensive income:
Net income	$4,977	$2,718
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(22)	—

Comprehensive income	$4,955	$2,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2015	2014

Cash flows from operating activities:

Net income	$4,977	$2,718

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,750	1,251
Loss on revaluation of redeemable convertible preferred stock derivative	—	735
Deferred taxes	(2)	952
Stock-based compensation	1,094	65
Changes in operating assets and liabilities:
Accounts receivable	(1,425)	(345)
Inventories	(42)	(5)
Prepaid expenses	(871)	(180)
Accounts payable	(340)	(1,620)
Accrued compensation	(3,260)	(2,368)
Accrued liabilities	(99)	(572)
Income taxes payable	—	803
Deferred rent	(11)	29

Net cash provided by operating activities	1,771	1,463

Cash flows from investing activities:

Purchases of marketable securities	(40,062)	—
Purchase of property and equipment	(826)	(480)
Purchase of software and capitalized software development costs	(1,451)	(1,712)

Net cash used in investing activities	(42,339)	(2,192)

Cash flows from financing activities:

Proceeds from exercise of common stock options	493	251
Proceeds from exercise of common stock warrants	—	397
Tax benefit from exercise of common stock options	3,931	154

Net cash provided by financing activities	4,424	802

(Decrease) increase in cash and cash equivalents	(36,144)	73

Beginning cash and cash equivalents	111,005	13,917

Ending cash and cash equivalents	$74,861	$13,990

Supplemental disclosures of non-cash investing and financing activities:
Common stock warrants exercised	$—	$75
Series D-3 redeemable convertible preferred stock dividend	$—	$169
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
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company"). During the year ended January 31, 2015, the Company and an unrelated company formed a partnership for the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership accounted for using the equity method of accounting. The investment was approximately $281,000 as of April 30, 2015 and is included in other assets on the accompanying condensed consolidated balance sheet. All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of April 30, 2015 and for the three months ended April 30, 2015 and 2014 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Marketable securities—Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase and such classification is reevaluated as of each balance sheet date. As of April 30, 2015, all marketable securities have been classified as available-for-sale. The Company may sell these securities at any time for use in current operations or for other purposes even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the condensed consolidated statements of operations and comprehensive income.
Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017 (although the FASB is considering a deferral of the effective date). Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders

The Company computed net income per share of common stock in conformity with the two-class method required for participating securities for the three months ended April 30, 2014. Prior to their conversion to common stock, the Company considered its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

(in thousands, except per share data)	Three months ended April 30,
	2015	2014
Numerator (basic and diluted):
Net income	$4,977	$2,718
Add back: accretion of redeemable convertible preferred stock	—	4,021
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	—	(632)
Less: undistributed income attributed to redeemable convertible preferred stockholders	—	(2,258)
Net income attributable to common stockholders for basic earnings per share	$4,977	$3,849
Add back: dividend of redeemable convertible preferred stock	—	632
Less: accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	(4,021)
Add back: series D-3 derivative liability revaluations	—	735
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	—	2,258
Net income attributable to common stockholders for diluted earnings per share	$4,977	$3,453

Denominator (basic):
Weighted-average common shares outstanding	55,063	7,367
Denominator (diluted):
Weighted-average common shares outstanding	55,063	7,367
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	2,707	1,782
Weighted-average dilutive effect of common shares from stock warrants	—	2,119
Dilutive effect from preferred stock assuming conversion	—	32,468
Weighted-average common shares outstanding	57,770	43,736
Net income per share attributable to common stockholders:
Basic	$0.09	$0.52
Diluted	$0.09	$0.08

For the three months ended April 30, 2015 and 2014, approximately 679,000 and 145,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Property and equipment

Property and equipment consisted of the following as of April 30, 2015 and January 31, 2015:

(in thousands)	April 30, 2015	January 31, 2015
Leasehold improvements	$506	$506
Furniture and fixtures	1,531	1,317
Computer equipment	4,625	4,013
Property and equipment, gross	6,662	5,836
Accumulated depreciation	(3,583)	(3,259)
Property and equipment, net	$3,079	$2,577
Depreciation expense for the three months ended April 30, 2015 and 2014 was $324,000 and $239,000, respectively.
Note 4. Intangible assets and goodwill
During the three months ended April 30, 2015 and 2014, the Company capitalized software development costs of $1.2 million and $1.1 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of April 30, 2015 and January 31, 2015:

(in thousands)	April 30, 2015	January 31, 2015
Amortized intangible assets:
Capitalized software development costs	$11,670	$10,468
Software	4,996	4,695
Acquired intangible member assets	24,563	24,563
Intangible assets, gross	41,229	39,726
Accumulated amortization	(14,611)	(13,185)
Intangible assets, net	$26,618	$26,541
During the three months ended April 30, 2015 and 2014, the Company incurred and expensed a total of $1.7 million and $789,000, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended April 30, 2015 and 2014 was $1.4 million and $1.0 million, respectively.
There were no changes to the goodwill carrying value during the three months ended April 30, 2015 and 2014.

Note 5. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2015 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K, and did not change materially during the three months ended April 30, 2015.
Lease expense for office space for the three months ended April 30, 2015 and 2014 was $464,000 and $276,000, respectively. Expense for other lease agreements for the three months ended April 30, 2015 and 2014 was $60,000 and $53,000, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 6. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended April 30, 2015, the Company recorded a provision for income taxes of $2.9 million. The resulting effective tax rate was 36.8%, compared with an effective tax rate of 41.7% for the three months ended April 30, 2014. For the three months ended April 30, 2015, discrete tax items were not significant. For the three months ended April 30, 2014, the net impact of discrete tax items caused a 1.7% increase to the effective tax rate primarily due to changes in tax rates on the Company's deferred tax assets and liabilities. The decrease in the effective tax rate from the same period last year is primarily due to a decrease in unfavorable permanent tax items in relation to income before income taxes and an increase in state research and development tax credits. The federal research and development tax credit expired as of December 31, 2014.
As of April 30, 2015 and January 31, 2015, the Company’s total gross unrecognized tax benefit was $332,000 and $300,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets. As a result, the unrecognized tax benefit recorded as of April 30, 2015 and January 31, 2015 remains unchanged at $20,000. If recognized, $250,000 of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2015. The Company anticipates a decrease of $20,000 in total gross unrecognized tax benefits within 12 months of the reporting date related to uncertain tax positions on research and development credits claimed and the untimely filing of certain elections for which a lapse of the applicable statute of limitations is expected.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2003.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Stock options

Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2015	6,457	$0.10 - 25.45	$5.27	6.88	$100,290
Granted	581	25.39	$25.39
Exercised	(506)	$0.10 - 3.50	$0.97
Forfeited	(16)	$0.80 - 25.45	$13.74
Outstanding as of April 30, 2015	6,516	$0.10 - 25.45	$7.37	7.06	$122,734
Vested and expected to vest as of April 30, 2015	6,270		$7.04	6.97	$120,166
Exercisable as of April 30, 2015	3,589		$1.10	5.31	$90,098
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
There were no stock options granted during the three months ended April 30, 2014. The key input assumptions that were utilized in the valuation of the stock options granted during the three months ended April 30, 2015 are as follows:

Expected dividend yield	—%
Expected stock price volatility	40.3%
Risk-free interest rate	1.47% - 1.64%
Expected life of options	5.43 - 6.25 years
The determination of the fair value of stock options on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. The Company expects that it will begin using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.
As of April 30, 2015, the weighted-average vesting period of non-vested awards expected to vest approximates 2.9 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $14.3 million.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Stock options (continued)

The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2015	2014
Cost of services	$228	$19
Sales and marketing	228	2
Technology and development	150	32
General and administrative	488	12
Total stock-based compensation expense	$1,094	$65

Note 8. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of April 30, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$74,861	$—	$—	$74,861
Marketable securities:
Mutual funds	40,062	—	(22)	40,040
Total cash, cash equivalents and marketable securities	$114,923	$—	$(22)	$114,901

Cash, cash equivalents and marketable securities as of January 31, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$111,005	$—	$—	$111,005
Marketable securities:
Mutual funds	—	—	—	—
Total cash, cash equivalents and marketable securities	$111,005	$—	$—	$111,005

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of April 30, 2015:

(in thousands)	Cost basis	Fair value
One year or less	$25,027	$25,022
Over one year and less than five years	15,035	15,018
Total	$40,062	$40,040

As of April 30, 2015, there were no marketable securities that were other-than-temporarily impaired or in an unrealized loss position for more than twelve consecutive months.

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

Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of highly liquid mutual funds.

The following table summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	April 30, 2015
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,040	$—	$—
A derivative liability was recorded related to the Company’s series D-3 redeemable convertible preferred stock due to stated features allowing for redemption equal to the greater of the fair value per share of series D-3 redeemable convertible preferred stock, or the liquidation preference per share of series D-3 redeemable convertible preferred stock. The derivative instrument was recorded at its fair value, using an option pricing model, and was adjusted to fair value as of the end of each reporting period. Changes in the fair value of derivative instruments are recognized currently in the condensed consolidated financial statements. The Company had classified this derivative financial instrument as Level 3 in the fair value hierarchy. The Company continued to record adjustments to the fair value of the derivative liability until March 31, 2014, at which time the Company modified the terms of the series D-3 redeemable convertible preferred stock. As a result of the modifications, the Company reclassified the aggregate fair value of the liability to additional paid-in capital.
The following table includes a roll forward of the amounts for the three months ended April 30, 2015 and 2014 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

	Three months ended April 30,
(in thousands)	2015	2014
Balance at beginning of period	$—	$6,182
Loss on revaluation	—	735
Elimination of liability due to removal of FMV provision	—	(6,917)
Balance at end of period	$—	$—

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Related party transactions

The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. In connection with the consummation of the Company's IPO in July 2014, this consulting agreement was terminated and as such no amounts were paid to this company for the three months ended April 30, 2015. The amount paid to this company under the terms of the consulting agreement was $81,000 for the three months ended April 30, 2014.

Note 11. Subsequent events

On May 11, 2015, the Company closed its follow-on public offering and sold 972,500 shares of common stock at a public offering price of $25.90 per share, less the underwriters' discount. Certain selling stockholders sold 3,455,000 shares of common stock in the offering, including 380,000 shares of common stock which were issued upon the exercise of outstanding options. The Company received net proceeds of approximately $23.5 million after deducting underwriting discounts and commissions of approximately $1.0 million and other offering expenses payable by the Company of approximately $719,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders other than $222,000 representing the exercise price of the options that were exercised in connection with the offering.

On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for a new landlord to construct a building at its cost and to use reasonable efforts to substantially complete the building by July 2016. The lease will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease will commence immediately after the new landlord acquires the property and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. In the event the new landlord does not acquire the property on or before July 31, 2015, the amended and restated lease may be terminated by either the Company or the new landlord.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2015 and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 20 of the 50 largest health plans in the country, a number of which are among 28 Blue Cross and Blue Shield health plans in 26 states, and approximately 27,000 employer clients, including industry leaders such as Adobe Systems, American Express Company, Dow Corning Corporation, eBay, Inc., Google, Inc., Intermountain Healthcare and Kohl’s Corporation. Through our Network Partners, we have the potential to reach over 60 million consumers, representing approximately 34% of the under-age 65 privately insured population in the United States.
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

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2015.
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
Regulatory change
Federal law and regulations, including the PPACA, IRS regulations, labor law and public health regulations that govern the provision of health insurance and are the foundation for tax-advantaged healthcare saving and spending through HSAs and RAs, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
Our acquisition strategy
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
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	April 30, 2015	April 30, 2014	% Change	January 31, 2015
HSA Members	1,474,327	1,008,083	46%	1,426,785
Average HSA Members - Year-to-date	1,459,578	992,225	47%	1,087,962
Average HSA Members - Quarter-to-date	1,459,578	992,225	47%	1,230,256
We define an HSA Member as an HSA for which we serve as custodian. Tracking the number of our HSA Members is critical because our account fee revenue is driven by the administrative fees we charge per account.
The number of our HSA Members increased by approximately 466,000, or 46%, from April 30, 2014 to April 30, 2015, and by approximately 313,000, or 45%, from April 30, 2013 to April 30, 2014.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.

Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	April 30, 2015	April 30, 2014	% Change	January 31, 2015
Cash AUM	$2,198,800	$1,488,543	48%	$2,075,741
Investment AUM	345,790	212,041	63%	286,526
Total AUM	$2,544,590	$1,700,584	50%	$2,362,267
Average daily cash AUM - Year-to-date	$2,139,644	$1,459,478	47%	$1,553,845
Average daily cash AUM - Quarter-to-date	$2,139,644	$1,459,478	47%	$1,698,402
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
Our AUM increased by $844.0 million, or 50%, from April 30, 2014 to April 30, 2015. Our AUM increased by $474.5 million, or 39%, from April 30, 2013 to April 30, 2014. The increase in AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended April 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Adjusted EBITDA	$10,824	$6,804	$4,020	59%
As a percentage of revenue	36%	34%
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
Our Adjusted EBITDA increased by $4.0 million, or 59%, from $6.8 million for the three months ended April 30, 2014 to $10.8 million for the three months ended April 30, 2015. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $2.5 million, or 45%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2015	2014
Net income	$4,977	$2,718
Income tax provision	2,900	1,943
Depreciation and amortization	1,341	842
Amortization of acquired intangible assets	409	409
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	735
Stock-based compensation expense	1,094	65
Other (1)	103	92
Total adjustments	$5,847	$4,086
Adjusted EBITDA	$10,824	$6,804

(1)	For the three months ended April 30, 2015 and 2014, Other consisted of interest income of $(76) and $0, miscellaneous taxes of $90 and $92, and acquisition-related costs of $89 and $0, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Account fee revenue	$14,397	$10,388	$4,009	39%
Custodial fee revenue	8,419	5,427	2,992	55%
Card fee revenue	6,817	4,298	2,519	59%
Other revenue	217	118	99	84%
Total revenue	$29,850	$20,231	$9,619	48%
We generate revenue from three primary sources: account fees, custodial fees and card fees. We also generate other revenue, primarily from marketing materials that we produce for our Network Partners.
Account fee revenue.    We earn account fee revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and Health Reimbursement Arrangements ("HRA") we offer. Our fees are generally fixed for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
Custodial fee revenue.    We earn custodial fee revenue from our AUM held in trust with our FDIC-insured custodial depository bank partners and our custodial investment partners. As a non-bank custodian, we deposit our cash AUM with our various bank partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial fees on our cash AUM held in trust that are based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such investment AUM.
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
Other expense
Other expense primarily consists of miscellaneous taxes and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. As a result, during the three months ended April 30, 2014, we recorded a loss on revaluation of this derivative liability. However, as a result of our modifications of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year that differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of April 30, 2015, we remain in a net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of taxable income coupled with forecasted profitability, no valuation allowance was required as of April 30, 2015.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended April 30,
(in thousands)	2015	2014
Revenue
Account fee revenue	$14,397	$10,388
Custodial fee revenue	8,419	5,427
Card fee revenue	6,817	4,298
Other revenue	217	118
Total revenue	29,850	20,231
Cost of services
Account costs	8,389	6,428
Custodial costs	1,423	938
Card costs	2,102	1,405
Other costs	30	1
Total cost of services	11,944	8,772
Gross profit	17,906	11,459
Operating expenses
Sales and marketing	2,833	2,233
Technology and development	3,524	2,186
General and administrative	3,158	1,143
Amortization of acquired intangible assets	409	409
Total operating expenses	9,924	5,971
Income from operations	7,982	5,488
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—	(735)
Other expense, net	(105)	(92)
Total other expense	(105)	(827)
Income before income taxes	7,877	4,661
Income tax provision	2,900	1,943
Net income	$4,977	$2,718

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended April 30,
	2015	2014
Revenue
Account fee revenue	48%	51%
Custodial fee revenue	28%	27%
Card fee revenue	23%	21%
Other revenue	1%	1%
Total revenue	100%	100%
Cost of services
Account costs	28%	32%
Custodial costs	5%	4%
Card costs	7%	7%
Other costs	—%	—%
Total cost of services	40%	43%
Gross profit	60%	57%
Operating expenses
Sales and marketing	9%	11%
Technology and development	12%	11%
General and administrative	11%	6%
Amortization of acquired intangible assets	1%	2%
Total operating expenses	33%	30%
Income from operations	27%	27%
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—%	(4)%
Other expense, net	—%	—%
Total other expense	—%	(4)%
Income before income taxes	27%	23%
Income tax provision	10%	10%
Net income	17%	13%
Comparison of the three months ended April 30, 2015 and 2014
Account fee revenue
The $4.0 million increase in account fee revenue for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 466,000, or 46%, from April 30, 2014 to April 30, 2015.
The growth in the number of our HSA Members from April 30, 2014 to April 30, 2015 was due to a combination of growth from our new and existing Network Partners.
Custodial fee revenue
The $3.0 million increase in custodial fee revenue from the three months ended April 30, 2014 to the three months ended April 30, 2015 was primarily due to an increase in average daily cash AUM of $680.2 million, or 47%, and a increase in the yield on average cash AUM from 1.48% in the three months ended April 30, 2014 to 1.56% in the three months ended April 30, 2015. Custodial fees increased in the three months ended April 30, 2015 as a percentage of our total revenue compared to the three months ended April 30, 2014, primarily due to higher-rate custodial depository agreements added subsequent to the three months ended April 30, 2014 to accommodate our growth in cash AUM. This had a positive impact on our interest yield during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Investment AUM increases resulted from an increase in the number of our members choosing to move their HSA assets from cash balances to investment balances, along with market changes (positive or negative) in the particular investments chosen.
Card fee revenue
The $2.5 million increase in card fee revenue from the three months ended April 30, 2014 to the three months ended April 30, 2015 was due to an overall increase in the number of our HSA Members and card activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our card fee revenue.
Other revenue
Other revenue increased $99,000 from the three months ended April 30, 2014 to the three months ended April 30, 2015. The increase was the result of an increase in the amount of fees charged to our Network Partners for marketing materials.

Cost of services
The following table sets forth our cost of service for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2015	2014	$ Change	% Change
Account costs	$8,389	$6,428	$1,961	31%
Custodial costs	1,423	938	485	52%
Card costs	2,102	1,405	697	50%
Other costs	30	1	29	2,900%
Total cost	$11,944	$8,772	$3,172	36%
Account costs
The $2.0 million increase in account costs from the three months ended April 30, 2014 to the three months ended April 30, 2015 was due to the higher volume of total accounts being serviced. The $2.0 million increase includes $1.3 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, stock compensation expense of $209,000, activation and processing costs of $205,000 related to account and card activation as well as monthly processing of statements and other communications, depreciation and amortization of $89,000, information technology expenses of $56,000, and $114,000 in other expenses.
Custodial costs
Our custodial costs increased $485,000 from the three months ended April 30, 2014 compared to the three months ended April 30, 2015. Our custodial costs on average cash AUM slightly increased from 0.26% in the three months ended April 30, 2014 to 0.27% for the three months ended April 30, 2015, while average cash AUM increased from $1.5 billion during the three months ended April 30, 2014 to $2.1 billion during the three months ended April 30, 2015.
Card costs
Card costs increased $697,000, or 50%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase is a result of increases in card spend and RA spend increasing as a percentage of total spend.
As we continue to add HSA Members, our cost of services will increase in aggregate dollar amount to support our Network Partners and members. Cost of services will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2015	2014	$ Change	% Change
Sales and marketing	$2,833	$2,233	$600	27%
Technology and development	3,524	2,186	1,338	61%
General and administrative	3,158	1,143	2,015	176%
Amortization of acquired intangible assets	409	409	—	—%
Total operating expenses	$9,924	$5,971	$3,953	66%
Sales and marketing
The $600,000 increase in sales and marketing expenses from the three months ended April 30, 2014 compared to the three months ended April 30, 2015 primarily consisted of increased staffing and sales commissions of $361,000, stock compensation expense of $225,000 and other expenses of $14,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.3 million increase in technology and development expenses for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 resulted primarily from hiring additional personnel of $868,000. There were increases in amortization and depreciation of $400,000, other expenses of $201,000 and stock compensation of $118,000, which were partially offset by an increase in capitalized engineering of $108,000 and a decrease in professional fees of $141,000 associated to the development and enhancement of our proprietary technology platform.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $2.0 million increase in general and administrative expenses for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was primarily attributable to increased personnel and professional fees of $1.2 million, stock compensation of $476,000 and other expenses of $311,000 primarily related to public company costs (including legal expenses, accounting expenses, and investor relations expense).
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance demands of a public company.

Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged between the three months ended April 30, 2014 and the three months ended April 30, 2015, as no additional acquisitions occurred during the year ended January 31, 2015 or during the three months ended April 30, 2015.
Other expense
The following table sets forth our other expense for the periods indicated.

	Three months ended April 30,
(in thousands)	2015	2014	$ Change
Loss on revaluation of redeemable convertible preferred stock derivative	$—	$(735)	$735
Other expense, net	(105)	(92)	(13)
Other expense	$(105)	$(827)	$722

Loss on revaluation of redeemable convertible preferred stock derivative
There were no adjustments to the fair market value of the series D-3 redeemable convertible stock during the three months ended April 30, 2015.
The $735,000 loss during the three months ended April 30, 2014 relates to a revaluation of the fair market value of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there will be no further fair market value adjustments.
Income tax provision

Our effective tax rate for the three months ended April 30, 2015 was 36.8%, compared to 41.7% for the three months ended April 30, 2014. The 4.9 percentage point decrease in the three months ended April 30, 2015 over the three months ended April 30, 2014 is primarily due to a decrease in unfavorable permanent tax items in relation to income before income taxes and an increase in state research and development tax credits. The federal research and development tax credit expired as of December 31, 2014.

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
Liquidity and capital resources
As of April 30, 2015, our principal source of liquidity was our current cash and marketable securities balances and collections from our account, custodial and card fee revenue activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of April 30, 2015 and January 31, 2015, cash, cash equivalents and marketable securities was $114.9 million and $111.0 million, respectively. In addition, as a result of our follow-on offering, we received net proceeds of approximately $23.5 million in May 2015 from the sale of 972,500 shares of our common stock.
Capital expenditures for the three months ended April 30, 2015 and 2014 were $2.4 million and $2.2 million, respectively. We expect to continue our increased capital expenditures for the remainder of the year ending January 31, 2016 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to raise additional funds through public or private equity or debt financing. In the event that additional financing is required, we may not be able to raise it on favorable terms, if at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$1,771	$1,463
Net cash used in investing activities	(42,339)	(2,192)
Net cash provided by financing activities	4,424	802
(Decrease) increase in cash and cash equivalents	(36,144)	73
Beginning cash and cash equivalents	111,005	13,917
Ending cash and cash equivalents	$74,861	$13,990
Cash flows provided by operating activities
Net cash provided by operating activities during the three months ended April 30, 2015 resulted primarily from our net income of $5.0 million being adjusted for the following non-cash items: depreciation and amortization of $1.8 million and stock-based compensation of $1.1 million. These items were offset by changes in accrued compensation of $3.3 million, accounts receivable of $1.4 million, prepaid items of $871,000 and deferred taxes, inventories, accounts payable, accrued liabilities and deferred rent of $494,000.
Net cash provided by operating activities during the three months ended April 30, 2014 resulted primarily from our net income of $2.7 million being adjusted for the following non-cash items: depreciation and amortization of $1.3 million and deferred income taxes and taxes payable of $1.8 million, a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000 and stock-based compensation expense of $65,000. These items were offset by changes in accrued compensation, accrued liabilities and accounts payable of $4.6 million, as well as accounts receivable of $345,000 and inventories and prepaid items totaling $185,000.
Cash flows used in investing activities
Net cash used in investing activities for the three months ended April 30, 2015 was primarily the result of purchases of marketable securities of $40.0 million and purchases of software and capitalized software development costs of $1.5 million. This compares to purchases of software and capitalized software development costs of $1.7 million for the three months ended April 30, 2014. We continue to develop of our proprietary system and other software necessary to support our continued account growth. We also increased our purchases of property and equipment from $480,000 during the three months ended April 30, 2014 to $826,000 during the three months ended April 30, 2015.
Cash flows provided by financing activities
Cash flow provided by financing activities during the three months ended April 30, 2015 resulted primarily from the exercise of stock options of $493,000 and the associated tax benefits of $3.9 million.
Cash flow provided by financing activities during the three months ended April 30, 2014 resulted primarily from the exercise of stock options of $251,000, exercise of common stock warrants totaling $397,000 and the associated tax benefits of $154,000.
Contractual obligations
During the three months ended April 30, 2015, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K.
Off-balance sheet arrangements
During the three months ended April 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2015, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K.
Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for our annual and interim reporting periods beginning February 1, 2017 (although the FASB is considering a deferral of the effective date). Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Item 3. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2015, and 2014, no one customer accounted for greater than 5% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of April 30, 2015 were $114.9 million, of which $500,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of April 30, 2015 was $10.5 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

Assets under management

Our cash AUM consists of custodial HSA funds we hold in trust on behalf of our members. As of April 30, 2015, we had cash AUM of approximately $2.2 billion. We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.

Cash, cash equivalents and marketable securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2015, we had unrestricted cash and cash equivalents of $74.9 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We consider all highly liquid investments purchased with an original maturity greater than three months to be marketable securities. As of April 30, 2015, we had marketable securities of $40.0 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures included, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows, financial position or brand.

Item 1A. Risk factors

The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2015 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock

On August 5, 2014, we closed our initial public offering of 10,465,000 shares of common stock sold by us. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196645), which was declared effective by the SEC on July 30, 2014. JP Morgan & Chase Co. and Wells Fargo acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were $146.5 million. After deducting underwriting discounts and commissions of approximately $10.2 million and offering expenses payable by us of approximately $3.7 million, we received approximately $132.6 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus (dated July 30, 2014) filed with the SEC on August 1, 2014 pursuant to Rule 424(b) of the Securities Act. We paid a previously declared cash dividend of $50.0 million on shares of our common stock outstanding on August 4, 2014. In addition, we paid a cash dividend of $347,000 on shares of our outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014. Other than the foregoing dividends, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The remainder of the funds received were invested in money market accounts and mutual funds.

On May 11, 2015, we closed our public offering of 972,500 shares of common stock sold by us. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-203190 and 333-203888), which became effective on May 5, 2015. Wells Fargo acted as the lead underwriter. The public offering price of the shares sold in the offering was $25.90 per share. Certain selling stockholders sold 3,455,000 shares of common stock in the offering, including 380,000 shares of common stock which were issued upon the exercise of outstanding options. The Company received net proceeds of approximately $23.5 million after deducting underwriting discounts and commissions of approximately $1.0 million and other offering expenses payable by the Company of approximately $719,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders other than $222,000 representing the exercise price of the options that were exercised by certain selling stockholders in connection with the offering. We paid all of the expenses related to the registration and offering of the shares sold by the selling stockholders, other than underwriting discounts and commissions relating to those shares. Other than these expenses, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus (dated May 5, 2015) filed with the SEC on May 6, 2015 pursuant to Rule 424(b) of the Securities Act. The funds received were invested in money market accounts and mutual funds.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: June 11, 2015	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

29

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
10.1+	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.
10.2+	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.
10.3+†	Amended and Restated Non-Employee Director Compensation Policy
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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