Form 10-Q
period 2015-07-31
HEALTHEQUITY INC
filed 2015-09-10
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number: 001-36568

HEALTHEQUITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	7389	52-2383166
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
15 West Scenic Pointe Drive
Suite 100
Draper, Utah 84020
(Address of principal executive offices) (Zip code)

(801) 727-1000
(Registrant's telephone Number, including Area Code)

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

As of August 31, 2015, there were 57,222,296 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	July 31, 2015	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$108,851	$111,005
Marketable securities, at fair value	40,083	—
Total cash, cash equivalents and marketable securities	148,934	111,005
Accounts receivable, net of allowance for doubtful accounts of $34 as of July 31, 2015 and $40 as of January 31, 2015	10,855	9,054
Inventories	590	625
Deferred tax asset	1,968	1,764
Other current assets	5,634	2,271
Total current assets	167,981	124,719
Property and equipment, net	3,157	2,577
Intangible assets, net	26,598	26,541
Goodwill	4,651	4,651
Other assets	529	281
Total assets	$202,916	$158,769
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,032	$1,303
Accrued compensation	3,312	5,301
Accrued liabilities	2,861	2,227
Total current liabilities	7,205	8,831
Long-term liabilities
Other long-term liability	145	488
Deferred tax liability	4,405	5,355
Total long-term liabilities	4,550	5,843
Total liabilities	11,755	14,674
Commitments and contingencies (see note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 57,162 and 54,802 shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively	6	5
Additional paid-in capital	194,794	157,094
Accumulated other comprehensive loss	(33)	—
Accumulated deficit	(3,606)	(13,004)
Total stockholders’ equity	191,161	144,095
Total liabilities and stockholders’ equity	$202,916	$158,769
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenue:
Account fee revenue	$14,604	$10,548	$29,001	$20,936
Custodial fee revenue	9,031	5,934	17,450	11,361
Card fee revenue	6,771	4,233	13,588	8,531
Other revenue	88	176	305	294
Total revenue	30,494	20,891	60,344	41,122
Cost of services:
Account costs	8,316	6,703	16,705	13,131
Custodial costs	1,512	1,006	2,935	1,944
Card costs	2,049	1,412	4,151	2,817
Other costs	32	1	62	2
Total cost of services	11,909	9,122	23,853	17,894
Gross profit	18,585	11,769	36,491	23,228
Operating expenses:
Sales and marketing	2,737	2,321	5,570	4,554
Technology and development	3,998	2,302	7,522	4,488
General and administrative	3,943	1,666	7,101	2,809
Amortization of acquired intangible assets	409	409	818	818
Total operating expenses	11,087	6,698	21,011	12,669
Income from operations	7,498	5,071	15,480	10,559
Other expense:
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	—	(735)
Other expense, net	(542)	(39)	(647)	(131)
Total other expense	(542)	(39)	(647)	(866)
Income before income taxes	6,956	5,032	14,833	9,693
Income tax provision	2,535	2,004	5,435	3,947
Net income	$4,421	$3,028	$9,398	$5,746
Net income attributable to common stockholders:
Basic	$4,421	$1,565	$9,398	$5,457
Diluted	$4,421	$2,591	$9,398	$6,481
Net income per share attributable to common stockholders:
Basic	$0.08	$0.19	$0.17	$0.70
Diluted	$0.08	$0.06	$0.16	$0.14
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	56,730	8,135	55,909	7,757
Diluted	58,932	41,680	58,318	45,847
Comprehensive income:
Net income	$4,421	$3,028	$9,398	$5,746
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(11)	—	(33)	—
Comprehensive income	$4,410	$3,028	$9,365	$5,746
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$9,398	$5,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,665	2,643
Loss on revaluation of redeemable convertible preferred stock derivative	—	735
Deferred taxes	(1,133)	1,847
Stock-based compensation	2,771	468
Changes in operating assets and liabilities:
Accounts receivable	(1,801)	(582)
Inventories	35	22
Other assets	(3,611)	(2,396)
Accounts payable	(277)	(1,905)
Accrued compensation	(1,989)	(1,128)
Accrued liabilities	577	(172)
Other long-term liability	(343)	42
Net cash provided by operating activities	7,292	5,320
Cash flows from investing activities:
Purchases of marketable securities	(40,137)	—
Purchase of property and equipment	(1,257)	(1,047)
Purchase of software and capitalized software development costs	(2,982)	(3,516)
Net cash used in investing activities	(44,376)	(4,563)
Cash flows from financing activities:
Proceeds from follow-on offering, net of payments for offering costs	23,492	—
Proceeds from exercise of common stock options	1,153	2,383
Proceeds from exercise of common stock warrants	—	2,343
Tax benefit from exercise of common stock options	10,285	2,886
Deferred offering costs	—	(1,400)
Net cash provided by financing activities	34,930	6,212
(Decrease) increase in cash and cash equivalents	(2,154)	6,969
Beginning cash and cash equivalents	111,005	13,917
Ending cash and cash equivalents	$108,851	$20,886
Supplemental disclosures of non-cash investing and financing activities:
Common stock warrants exercised	$—	$2,313
Series D-3 redeemable convertible preferred stock dividend	$—	$344
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
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company"). During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership accounted for using the equity method of accounting. The investment was approximately $281,000 as of July 31, 2015 and is included in other assets on the accompanying condensed consolidated balance sheet. All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of July 31, 2015 and for the three and six months ended July 31, 2015 and 2014 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Follow-on offering—On May 11, 2015, the Company closed its follow-on public offering and sold 972,500 shares of common stock at a public offering price of $25.90 per share, less the underwriters' discount. Certain selling stockholders sold 3,455,000 shares of common stock in the offering, including 380,000 shares of common stock which were issued upon the exercise of outstanding options. The Company received net proceeds of approximately $23.5 million after deducting underwriting discounts and commissions of approximately $1.0 million and other offering expenses payable by the Company of approximately $688,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders other than $222,000 representing the exercise price of the options that were exercised in connection with the offering.
Marketable securities—Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. As of July 31, 2015, all marketable securities have been classified as available-for-sale. The Company may sell these securities at any time for use in current operations or for other purposes even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the condensed consolidated statements of operations and comprehensive income.
Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.
Business combinations—Acquisition-related expenses are recognized in earnings in the period in which they are incurred. During the three and six months ended July 31, 2015, the Company incurred $571,000 and $661,000, respectively, of acquisition-related expenses which is included in other expense, net on the condensed consolidated statement of operations. There were no business combinations during the three and six months ended July 31, 2015.
Revision of previously issued financial statements—During the three months ended October 31, 2014, the Company identified an error that originated in the three months ended July 31, 2014. This error was caused by using an incorrect fair value amount in calculating the windfall tax benefit for a portion of the vested options exercised during the period. The adjustment increased other current assets and additional paid-in capital by approximately $1.0 million. The error also decreased cash provided by operating activities by $1.0 million and increased cash provided by financing activities by the same amount. The error had no impact to the condensed consolidated statement of operations and comprehensive income. The Company determined this error did not materially impact the July 31, 2014 financial statements nor the October 31, 2014 financial statements; however, in order to correctly present the financial statements, the condensed consolidated statement of cash flows for the six months ended July 31, 2014 has been revised to reflect this correction.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders

The Company computed net income per share of common stock in conformity with the two-class method required for participating securities for the three and six months ended July 31, 2014. Prior to their conversion to common stock, the Company considered its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Numerator (basic and diluted):
Net income	$4,421	$3,028	$9,398	$5,746
Add back: accretion of redeemable convertible preferred stock	—	—	—	4,021
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	—	(632)	—	(1,270)
Less: undistributed income attributed to redeemable convertible preferred stockholders	—	(831)	—	(3,040)
Net income attributable to common stockholders for basic earnings per share	$4,421	$1,565	$9,398	$5,457
Add back: dividend of redeemable convertible preferred stock	—	463	—	1,270
Less: accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	—	—	(4,021)
Add back: series D-3 derivative liability revaluations	—	—	—	735
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	—	563	—	3,040
Net income attributable to common stockholders for diluted earnings per share	$4,421	$2,591	$9,398	$6,481

Denominator (basic):
Weighted-average common shares outstanding	56,730	8,135	55,909	7,757
Denominator (diluted):
Weighted-average common shares outstanding	56,730	8,135	55,909	7,757
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	2,202	3,050	2,409	3,207
Weighted-average dilutive effect of common shares from stock warrants	—	2,350	—	2,415
Dilutive effect from preferred stock assuming conversion	—	28,145	—	32,468
Weighted-average common shares outstanding	58,932	41,680	58,318	45,847
Net income per share attributable to common stockholders:
Basic	$0.08	$0.19	$0.17	$0.70
Diluted	$0.08	$0.06	$0.16	$0.14

For the three months ended July 31, 2015 and 2014, approximately 648,000 and 4.3 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders (continued)

For the six months ended July 31, 2015 and 2014, approximately 637,000 and 2,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Property and equipment
Property and equipment consisted of the following as of July 31, 2015 and January 31, 2015:

(in thousands)	July 31, 2015	January 31, 2015
Leasehold improvements	$703	$506
Furniture and fixtures	1,548	1,317
Computer equipment	4,842	4,013
Property and equipment, gross	7,093	5,836
Accumulated depreciation	(3,936)	(3,259)
Property and equipment, net	$3,157	$2,577
Depreciation expense for the three and six months ended July 31, 2015 was $354,000 and $677,000, respectively, and $251,000 and $485,000 for the three and six months ended July 31, 2014, respectively.
Note 4. Intangible assets and goodwill
During the three and six months ended July 31, 2015, the Company capitalized software development costs of $1.2 million and $2.4 million, respectively, and $1.3 million and $2.4 million for the three and six months ended July 31, 2014, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2015 and January 31, 2015:

(in thousands)	July 31, 2015	January 31, 2015
Amortized intangible assets:
Capitalized software development costs	$12,907	$10,468
Software	5,301	4,695
Acquired intangible member assets	24,563	24,563
Intangible assets, gross	42,771	39,726
Accumulated amortization	(16,173)	(13,185)
Intangible assets, net	$26,598	$26,541
During the three and six months ended July 31, 2015, the Company incurred and expensed a total of $1.8 million and $3.5 million, respectively, and $976,000 and $1.8 million for the three and six months ended July 31, 2014, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three and six months ended July 31, 2015 was $1.6 million and $3.0 million, respectively, and $1.1 million and $2.2 million for the three and six months ended July 31, 2014, respectively.
There were no changes to the goodwill carrying value during the three and six months ended July 31, 2015 and 2014.
Note 5. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2015 are disclosed in the

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Commitments and contingencies (continued)

Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2015, and did not change materially during the three and six months ended July 31, 2015, except for the following:
On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for a new landlord to construct a building at its cost and to use reasonable efforts to substantially complete the building by July 2016. The Company has no risk of loss during the construction period. The lease will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the three and six months ended July 31, 2015.
Lease expense for office space for the three and six months ended July 31, 2015 was $510,000 and $983,000, respectively, and $293,000 and $570,000 for the three and six months ended July 31, 2014, respectively. Expense for other lease agreements for the three and six months ended July 31, 2015 was $57,000 and $116,000, respectively, and $47,000 and $99,000 for the three and six months ended July 31, 2014, respectively.
Note 6. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and six months ended July 31, 2015, the Company recorded a provision for income taxes of $2.5 million and $5.4 million, respectively. The resulting effective tax rate was 36.4% and 36.6%, compared with an effective tax rate of 39.8% and 40.7% for the three and six months ended July 31, 2014. For the three and six months ended July 31, 2015, discrete tax items were not significant. For the three and six months ended July 31, 2014, the net impact of discrete tax items caused a 1.3% and 0.5% decrease, respectively, to the effective tax rate primarily due to the tax benefit on book stock compensation expense on stock options vesting upon the Company's initial public offering offset by changes in tax rates on the Company's deferred tax assets and liabilities. The decrease in the effective tax rate from the same period last year is primarily due to a decrease in unfavorable permanent tax items in relation to income before income taxes, a decrease in state taxes, and an increase in state research and development tax credits. The federal research and development tax credit expired as of December 31, 2014.
As of July 31, 2015 and January 31, 2015, the Company’s total gross unrecognized tax benefit was $318,000 and $300,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets. As a result, the unrecognized tax benefit recorded as of July 31, 2015 and January 31, 2015 remains unchanged at $20,000. If recognized, $241,000 of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2015. The Company anticipates a decrease of $20,000 in total gross unrecognized tax benefits within 12 months of the reporting date related to uncertain tax positions on research and development credits claimed and the untimely filing of certain elections for which a lapse of the applicable statute of limitations is expected.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2003.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Stock options

Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2015	6,457	$0.10 - 25.45	$5.27	6.88	$100,290
Granted	647	$25.39 - 26.66	$25.52
Exercised	(1,388)	$0.10 - 14.00	$0.83
Forfeited	(110)	$0.80 - 25.45	$17.11
Outstanding as of July 31, 2015	5,606	$0.10 - 26.66	$8.47	7.13	$141,217
Vested and expected to vest as of July 31, 2015	5,389		$8.16	7.05	$137,406
Exercisable as of July 31, 2015	2,900		$1.97	5.39	$91,915
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	38.5%	32.9%	38.5% - 40.3%	32.9%
Risk-free interest rate	1.72%	2.24%	1.47% - 1.72%	2.24%
Expected life of options	6.25 years	6.25 years	5.43 - 6.25 years	6.25 years
The determination of the fair value of stock options on the date of grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. The Company expects that it will begin using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of sufficient option exercise history as a public company.
As of July 31, 2015, the weighted-average vesting period of non-vested awards expected to vest approximates 2.7 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $12.8 million.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Stock options (continued)

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2015	2014	2015	2014
Cost of services	$208	$52	$436	$70
Sales and marketing	259	138	487	141
Technology and development	237	53	387	85
General and administrative	973	160	1,461	172
Total stock-based compensation expense	$1,677	$403	$2,771	$468

Note 8. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of July 31, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$108,851	$—	$—	$108,851
Marketable securities:
Mutual funds	40,137	25	(79)	40,083
Total cash, cash equivalents and marketable securities	$148,988	$25	$(79)	$148,934

Cash, cash equivalents and marketable securities as of January 31, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$111,005	$—	$—	$111,005
Marketable securities:
Mutual funds	—	—	—	—
Total cash, cash equivalents and marketable securities	$111,005	$—	$—	$111,005

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of July 31, 2015:

(in thousands)	Cost basis	Fair value
One year or less	$25,061	$25,040
Over one year and less than five years	15,076	15,043
Total	$40,137	$40,083

As of July 31, 2015, there were no marketable securities that were other-than-temporarily impaired or in an unrealized loss position for more than twelve consecutive months.

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

The following table summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	July 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,083	$—	$—
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
The following table includes a roll forward of the amounts for the three and six months ended July 31, 2015 and 2014 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$—	$—	$—	$6,182
Loss on revaluation	—	—	—	735
Elimination of liability due to removal of FMV provision	—	—	—	(6,917)
Balance at end of period	$—	$—	$—	$—

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Related party transactions

The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. In connection with the consummation of the Company's IPO in July 2014, this consulting agreement was terminated and as such no amounts were paid to this company for the three and six months ended July 31, 2015. The amount paid to this company under the terms of the consulting agreement for the three and six months ended July 31, 2014 was $81,000 and $162,000, respectively.

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
The core of our ecosystem is the health savings account, or HSA, which is a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 20 of the 50 largest health plans in the country, a number of which are among 28 Blue Cross and Blue Shield health plans in 26 states, and approximately 27,000 employer clients, including industry leaders such as Adobe Systems, American Express Company, Dow Corning Corporation, eBay, Inc., Google, Inc., Intermountain Healthcare and Kohl’s Corporation. Through our Network Partners, we have the potential to reach over 60 million consumers, representing approximately 34% of the under-age 65 privately insured population in the United States.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, reimbursement arrangements, or RAs, and investment accounts on one website, and in 2013, we began delivering HSA-specific investment advice online through our wholly-owned investment advisory subsidiary, HealthEquity Advisors, LLC.
Our customers include individuals, employers of all sizes and health plans. We refer to our individual customers as our members, all of our health plan customers as our Health Plan Partners and our employer customers with more than 1,000 employees as our Employer Partners. Our Health Plan Partners and Employer Partners collectively constitute our Network Partners.

We generate revenue primarily from three sources: account fees, custodial fees and card fees. We generate account fee revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial fee revenue from interest we earn on cash assets under management, or AUM, deposited with our FDIC-insured custodial depository bank partners and our insurance company partner, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. We also generate payment card fee revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2015.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in high deductible health plans that are eligible to be coupled with HSAs, or HSA Plans, and other consumer-centric health plans. In particular, we believe that the implementation of the Patient Protection and Affordable Care Act of 2010, or PPACA, over the remainder of this decade, continued growth in healthcare costs, and related factors will spur HSA Plan and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict, and, in any event, no assurance can be given that such growth will occur.
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
Regulatory change
Federal law and regulations, including the PPACA, the Internal Revenue Code and IRS regulations, labor law and public health regulations that govern the provision of health insurance and are the foundation for tax-advantaged healthcare saving and spending through HSAs and RAs, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
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
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	July 31, 2015	July 31, 2014	% Change	January 31, 2015
HSA Members	1,537,147	1,061,713	45%	1,426,785
Average HSA Members - Year-to-date	1,484,990	1,015,539	46%	1,087,962
Average HSA Members - Quarter-to-date	1,510,403	1,038,853	45%	1,230,256
We define an HSA Member as an HSA for which we serve as custodian. Tracking the number of our HSA Members is critical because our account fee revenue is driven by the administrative fees we charge per account.
The number of our HSA Members increased by approximately 475,000, or 45%, from July 31, 2014 to July 31, 2015, and by approximately 333,000, or 46%, from July 31, 2013 to July 31, 2014.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.

Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	July 31, 2015	July 31, 2014	% Change	January 31, 2015
Cash AUM	$2,260,111	$1,546,753	46%	$2,075,741
Investment AUM	372,120	237,831	56%	286,526
Total AUM	$2,632,231	$1,784,584	47%	$2,362,267
Average daily cash AUM - Year-to-date	$2,176,971	$1,480,075	47%	$1,553,845
Average daily cash AUM - Quarter-to-date	$2,214,287	$1,500,672	48%	$1,698,402
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
Our total AUM increased by $847.6 million, or 47%, from July 31, 2014 to July 31, 2015. Our total AUM increased by $520.7 million, or 41%, from July 31, 2013 to July 31, 2014. The increase in AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Adjusted EBITDA	$11,092	$6,867	$4,225	62%	$21,916	$13,671	$8,245	60%
As a percentage of revenue	36%	33%			36%	33%
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
Our Adjusted EBITDA increased by $4.2 million, or 62%, from $6.9 million for the three months ended July 31, 2014 to $11.1 million for the three months ended July 31, 2015. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $2.4 million, or 48%, increase in income from operations.
Our Adjusted EBITDA increased by $8.2 million, or 60%, from $13.7 million for the six months ended July 31, 2014 to $21.9 million for the six months ended July 31, 2015. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $4.9 million, or 47%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2015	2014	2015	2014
Net income	$4,421	$3,028	$9,398	$5,746
Income tax provision	2,535	2,004	5,435	3,947
Depreciation and amortization	1,506	983	2,847	1,825
Amortization of acquired intangible assets	409	409	818	818
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	—	—	735
Stock-based compensation expense	1,677	403	2,771	468
Other (1)	544	40	647	132
Total adjustments	$6,671	$3,839	$12,518	$7,925
Adjusted EBITDA	$11,092	$6,867	$21,916	$13,671

(1)
For the three months ended July 31, 2015 and 2014, Other consisted of interest income of $(109) and $0, miscellaneous taxes of $82 and $40, and acquisition-related costs of $571 and $0, respectively. For the six months ended July 31, 2015 and 2014, Other consisted of interest income of $(185) and $0, miscellaneous taxes of $171 and $132, and acquisition-related costs of $661 and $0, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Account fee revenue	$14,604	$10,548	$4,056	38%	$29,001	$20,936	$8,065	39%
Custodial fee revenue	9,031	5,934	3,097	52%	17,450	11,361	6,089	54%
Card fee revenue	6,771	4,233	2,538	60%	13,588	8,531	5,057	59%
Other revenue	88	176	(88)	(50)%	305	294	11	4%
Total revenue	$30,494	$20,891	$9,603	46%	$60,344	$41,122	$19,222	47%
We generate revenue from three primary sources: account fees, custodial fees and card fees. We also generate other revenue, primarily from marketing materials that we produce for our Network Partners.
Account fee revenue.    We earn account fee revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and Health Reimbursement Arrangements ("HRA") we offer. Our fees are generally based on a tiered structure fixed for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
Custodial fee revenue.    We earn custodial fee revenue from our AUM held in trust with our FDIC-insured custodial depository bank partners, our insurance company partner and our custodial investment partners. As a non-bank custodian, we deposit our cash AUM with our various bank partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial fees on our cash AUM held in trust that are based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such investment AUM.
Card fee revenue.    We earn card fee revenue each time one of our members uses one of our payment cards to make a qualified purchase. These card fees are collected each time a member “swipes” our payment card to pay a healthcare-related expense. We recognize card fee revenue monthly based on reports received from third parties, namely, the card-issuing bank and the card processor.
Cost of services
Cost of services includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense (such as office rent, supplies, and other overhead expenses) allocations, and other operating costs related to servicing our members. Other components of cost of services include interest paid to members on cash AUM and card costs incurred in connection with processing card transactions for our members.

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
General and administrative.    General and administrative expenses include personnel and related expenses, and professional fees incurred by our executive, finance, legal, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, accounting, insurance, investor relations and other public company costs that we continue to incur as a new public company, as well as other costs associated with continuing to grow our business. Looking forward, on an annual basis we expect our general and administrative expenses to increase as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event.
Other expense
Other expense primarily consists of miscellaneous taxes, acquisition-related expenses, and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. As a result, during the six months ended July 31, 2014, we recorded a loss on revaluation of this derivative liability. However, as a result of our modifications of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year that differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of July 31, 2015, we remain in a net deferred tax liability position. In accordance with FASB ASC 718-740-25-10, Compensation - Stock Compensation, a portion of deferred tax assets attributable to excess stock option benefits is tracked separately and is not included in the recorded deferred tax asset. As of July 31, 2015, deferred tax assets attributable to excess stock option benefits totaled $2.6 million. Such benefit will not be recorded until the deduction reduces cash taxes payable. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of historical profits coupled with forecasted profitability, no valuation allowance was required as of July 31, 2015.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2015	2014	2015	2014
Revenue
Account fee revenue	$14,604	$10,548	$29,001	$20,936
Custodial fee revenue	9,031	5,934	17,450	11,361
Card fee revenue	6,771	4,233	13,588	8,531
Other revenue	88	176	305	294
Total revenue	30,494	20,891	60,344	41,122
Cost of services
Account costs	8,316	6,703	16,705	13,131
Custodial costs	1,512	1,006	2,935	1,944
Card costs	2,049	1,412	4,151	2,817
Other costs	32	1	62	2
Total cost of services	11,909	9,122	23,853	17,894
Gross profit	18,585	11,769	36,491	23,228
Operating expenses
Sales and marketing	2,737	2,321	5,570	4,554
Technology and development	3,998	2,302	7,522	4,488
General and administrative	3,943	1,666	7,101	2,809
Amortization of acquired intangible assets	409	409	818	818
Total operating expenses	11,087	6,698	21,011	12,669
Income from operations	7,498	5,071	15,480	10,559
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	—	(735)
Other expense, net	(542)	(39)	(647)	(131)
Total other expense	(542)	(39)	(647)	(866)
Income before income taxes	6,956	5,032	14,833	9,693
Income tax provision	2,535	2,004	5,435	3,947
Net income	$4,421	$3,028	$9,398	$5,746

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Revenue
Account fee revenue	48%	51%	48%	51%
Custodial fee revenue	30%	28%	29%	27%
Card fee revenue	22%	20%	23%	21%
Other revenue	—%	1%	—%	1%
Total revenue	100%	100%	100%	100%
Cost of services
Account costs	27%	32%	28%	32%
Custodial costs	5%	5%	5%	5%
Card costs	7%	7%	7%	7%
Other costs	—%	—%	—%	—%
Total cost of services	39%	44%	40%	44%
Gross profit	61%	56%	60%	56%
Operating expenses
Sales and marketing	9%	11%	9%	11%
Technology and development	13%	11%	12%	11%
General and administrative	13%	8%	12%	6%
Amortization of acquired intangible assets	1%	2%	1%	2%
Total operating expenses	36%	32%	34%	30%
Income from operations	25%	24%	26%	26%
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—%	—%	—%	(2)%
Other expense, net	(2)%	—%	(1)%	—%
Total other expense	(2)%	—%	(1)%	(2)%
Income before income taxes	23%	24%	25%	24%
Income tax provision	8%	10%	9%	10%
Net income	15%	14%	16%	14%
Comparison of the three and six months ended July 31, 2015 and 2014
Account fee revenue
The $4.1 million increase in account fee revenue for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 was primarily due to an increase in the number of our HSA Members. The $8.1 million increase in account fee revenue for the six months ended July 31, 2015 as compared to the six months ended July 31, 2014 was primarily due to an increase in the number of our HSA Members.The number of our HSA Members increased by approximately 475,000, or 45%, from July 31, 2014 to July 31, 2015.
The growth in the number of our HSA Members from July 31, 2014 to July 31, 2015 was due to a combination of growth from our new and existing Network Partners.
Account fees per HSA Member decreased for the three and six months ended July 31, 2015 as compared to the three and six months ended July 31, 2014 by approximately 5%. Our account fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in account fees per HSA Member were partially offset by increases in custodial fees per HSA Member.

Custodial fee revenue
The $3.1 million increase in custodial fee revenue from the three months ended July 31, 2014 to the three months ended July 31, 2015 was primarily due to an increase in average daily cash AUM of $713.6 million, or 48%, and an increase in the yield on average cash AUM from 1.52% for the three months ended July 31, 2014 to 1.56% for the three months ended July 31, 2015. Custodial fees increased for the three months ended July 31, 2015 as a percentage of our total revenue compared to the three months ended July 31, 2014, primarily due to higher-rate custodial depository agreements added subsequent to the three months ended July 31, 2014 to accommodate our growth in cash AUM. This had a positive impact on our interest yield for the three months ended July 31, 2015 compared to the three months ended July 31, 2014.
The $6.1 million increase in custodial fee revenue from the six months ended July 31, 2014 to the six months ended July 31, 2015 was primarily due to an increase in average daily cash AUM of $696.9 million, or 47%, and an increase in the yield on average cash AUM from 1.50% in the six months ended July 31, 2014 to 1.56% in the six months ended July 31, 2015. Custodial fees increased in the six months ended July 31, 2015 as a percentage of our total revenue compared to the six months ended July 31, 2014, primarily due to higher-rate custodial depository agreements added subsequent to the six months ended July 31, 2014 to accommodate our growth in cash AUM. This had a positive impact on our interest yield during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.
Custodial fees per HSA Member increased for the three and six months ended July 31, 2015 as compared to the three and six months ended July 31, 2014 by approximately 5% primarily due to the higher yield and higher cash AUM balances.
Investment AUM increases resulted from an increase in the number of our members choosing to move their HSA assets from cash balances to investment balances, along with market changes (positive or negative) in the particular investments chosen.
Card fee revenue
The $2.5 million increase in card fee revenue from the three months ended July 31, 2014 to the three months ended July 31, 2015 was due to an overall increase in the number of our HSA Members and card activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our card fee revenue. The increase in payment card transaction swipes has resulted in an increase in card fees per HSA Member for the three and six months ended July 31, 2015 by approximately 10% and 9%, respectively.
The $5.1 million increase in card fee revenue from the six months ended July 31, 2014 to the six months ended July 31, 2015 was due to an overall increase in the number of our HSA Members and card activity.
Other revenue
Other revenue decreased $88,000 and increased $11,000 from the three and six months ended July 31, 2014 to the three and six months ended July 31, 2015, respectively. The fluctuation of other revenue was the result of changes in the amount of fees charged to our Network Partners for marketing materials.

Cost of services
The following table sets forth our cost of service for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Account costs	$8,316	$6,703	$1,613	24%	$16,705	$13,131	$3,574	27%
Custodial costs	1,512	1,006	506	50%	2,935	1,944	991	51%
Card costs	2,049	1,412	637	45%	4,151	2,817	1,334	47%
Other costs	32	1	31	3,100%	62	2	60	3,000%
Total cost	$11,909	$9,122	$2,787	31%	$23,853	$17,894	$5,959	33%
Account costs
The $1.6 million increase in account costs from the three months ended July 31, 2014 to the three months ended July 31, 2015 was due to the higher volume of total accounts being serviced. The $1.6 million increase includes $1.1 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $284,000 related to account and card activation as well as monthly processing of statements and other communications, depreciation and amortization of $105,000, information technology expenses of $100,000, and stock compensation expense of $157,000, offset by a decrease in other expenses of $105,000.
The $3.6 million increase in account costs from the six months ended July 31, 2014 to the six months ended July 31, 2015 was due to the higher volume of total accounts being serviced. The $3.6 million increase includes $2.3 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $489,000 related to account and card activation as well as monthly processing of statements and other communications, stock compensation expense of $366,000, depreciation and amortization of $193,000, information technology expenses of $156,000, and $9,000 in other expenses.
Custodial costs
Our custodial costs increased $506,000 from the three months ended July 31, 2014 compared to the three months ended July 31, 2015. Our custodial costs of 0.27% on average cash AUM remained steady from the three months ended July 31, 2014 to the three months ended July 31, 2015, while average cash AUM increased from $1.5 billion during the three months ended July 31, 2014 to $2.2 billion during the three months ended July 31, 2015.
Our custodial costs increased $991,000 from the six months ended July 31, 2014 compared to the six months ended July 31, 2015. Our custodial costs on average cash AUM slightly increased from 0.26% in the six months ended July 31, 2014 to 0.27% for the six months ended July 31, 2015, while average cash AUM increased from $1.5 billion during the six months ended July 31, 2014 to $2.2 billion during the six months ended July 31, 2015.
Card costs
Card costs increased $637,000, or 45%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Card costs increased $1.3 million, or 47%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The increase is a result of increases in card spend and RA spend increasing as a percentage of total spend.
As we continue to add HSA Members, our cost of services will increase in aggregate dollar amount to support our Network Partners and members. Cost of services will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$2,737	$2,321	$416	18%	$5,570	$4,554	$1,016	22%
Technology and development	3,998	2,302	1,696	74%	7,522	4,488	3,034	68%
General and administrative	3,943	1,666	2,277	137%	7,101	2,809	4,292	153%
Amortization of acquired intangible assets	409	409	—	—%	818	818	—	—%
Total operating expenses	$11,087	$6,698	$4,389	66%	$21,011	$12,669	$8,342	66%
Sales and marketing
The $416,000 increase in sales and marketing expenses from the three months ended July 31, 2014 compared to the three months ended July 31, 2015 primarily consisted of increased staffing and sales commissions of $225,000, stock compensation expense of $121,000 and other expenses of $69,000.
The $1.0 million increase in sales and marketing expenses from the six months ended July 31, 2014 compared to the six months ended July 31, 2015 primarily consisted of increased staffing and sales commissions of $586,000, stock compensation expense of $347,000 and other expenses of $83,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.

Technology and development
The $1.7 million increase in technology and development expenses for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 resulted primarily from hiring additional personnel of $1.1 million. There were increases in amortization and depreciation of $408,000, other expenses of $248,000 and stock compensation of $184,000, a decrease in capitalized engineering of $60,000, which were partially offset by a decrease in professional fees of $302,000 associated with the development and enhancement of our proprietary technology platform.
The $3.0 million increase in technology and development expenses for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 resulted primarily from hiring additional personnel of $2.0 million. There were increases in amortization and depreciation of $808,000, other expenses of $449,000 and stock compensation of $302,000, which were partially offset by an increase in capitalized engineering of $47,000 and a decrease in professional fees of $443,000 associated with the development and enhancement of our proprietary technology platform.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $2.3 million increase in general and administrative expenses for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 was primarily attributable to increased personnel and professional fees of $1.0 million, stock compensation of $812,000 and other expenses of $433,000 primarily related to public company costs (including miscellaneous legal, accounting, and investor relation expenses).
The $4.3 million increase in general and administrative expenses for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 was primarily attributable to increased personnel and professional fees of $2.3 million, stock compensation of $1.3 million and other expenses of $745,000 primarily related to public company costs (including miscellaneous legal, accounting, and investor relation expenses).
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.

Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged between the three and six months ended July 31, 2014 and the three and six months ended July 31, 2015, as no additional acquisitions occurred during the year ended January 31, 2015 or during the three and six months ended July 31, 2015.
Other expense
The following table sets forth our other expense for the periods indicated.

	Three months ended July 31,			Six months ended July 31,
(in thousands)	2015	2014	$ Change	2015	2014	$ Change
Loss on revaluation of redeemable convertible preferred stock derivative	$—	$—	$—	$—	$(735)	$735
Other expense, net	(542)	(39)	(503)	(647)	(131)	(516)
Other expense	$(542)	$(39)	$(503)	$(647)	$(866)	$219
Loss on revaluation of redeemable convertible preferred stock derivative
There were no adjustments to the fair market value of the series D-3 redeemable convertible stock during the three and six months ended July 31, 2015.
The $735,000 loss during the three months ended July 31, 2014 relates to a revaluation of the fair market value of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there will be no further fair market value adjustments.
The increase in other expense, net for the three and six months ended July 31, 2015 is primarily due to ongoing acquisition-related activity costs of $571,000 and $661,000, respectively.

Income tax provision

Our effective tax rate for the three and six months ended July 31, 2015 was 36.4% and 36.6%, compared to 39.8% and 40.7% for the three and six months ended July 31, 2014. The 3.4 and 4.1 percentage point decrease in the three and six months ended July 31, 2015 over the three and six months ended July 31, 2014 is primarily due to a decrease in unfavorable permanent tax items in relation to income before income taxes, a decrease in state taxes, and an increase in state research and development tax credits. The federal research and development tax credit expired as of December 31, 2014.

Seasonality

Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. A significant number of new and existing Network Partners bring new HSA Members beginning in January concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new HSA Members, we incur costs related to implementing and supporting our new Network Partners and new HSA Members. These costs of services relate to activating the account and the hiring of additional staff, including seasonal help to support our Member Education Center. We experience seasonality in our cost of services in our third and fourth fiscal quarters as we gear up to onboard these new customers. We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January. We are taking two additional steps that will have an influence on costs and expenses in the second half of fiscal 2016. We are moving approximately $1 million of card replacement costs (included in account costs) forward into our third fiscal quarter that would otherwise occur in our fourth fiscal quarter, so that our service delivery teams can focus on the onboarding of new accounts in the fourth fiscal quarter. Additionally, we expect to incur approximately $1 million of technology and development expenses in both the third and fourth fiscal quarters of fiscal 2016 that were previously slated to start in fiscal 2017.
Liquidity and capital resources
As of July 31, 2015, our principal source of liquidity was our current cash and marketable securities balances and collections from our account, custodial and card fee revenue activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of July 31, 2015 and January 31, 2015, cash, cash equivalents and marketable securities was $148.9 million and $111.0 million, respectively. As a result of our follow-on offering, we received net proceeds of approximately $23.5 million in May 2015 from the sale of 972,500 shares of our common stock.
Capital expenditures for the six months ended July 31, 2015 and 2014 were $4.2 million and $4.6 million, respectively. We expect to continue to increase our capital expenditures for the remainder of the year ending January 31, 2016 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering.
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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$7,292	$5,320
Net cash used in investing activities	(44,376)	(4,563)
Net cash provided by financing activities	34,930	6,212
(Decrease) increase in cash and cash equivalents	(2,154)	6,969
Beginning cash and cash equivalents	111,005	13,917
Ending cash and cash equivalents	$108,851	$20,886
Cash flows provided by operating activities
Net cash provided by operating activities during the six months ended July 31, 2015 resulted primarily from our net income of $9.4 million being adjusted for the following non-cash items: depreciation and amortization of $3.7 million, stock-based compensation of $2.8 million, and inventories, and accrued liabilities of $612,000. These items were offset by changes in other assets of $3.6 million, deferred taxes of $1.1 million, accrued compensation of $2.0 million, accounts receivable of $1.8 million, and other long-term liabilities and accounts payable totaling $620,000.
Net cash provided by operating activities during the six months ended July 31, 2014 resulted primarily from our net income of $5.7 million being adjusted for the following non-cash items: depreciation and amortization of $2.6 million and deferred income taxes of $1.8 million and a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000, stock-based compensation expense of $468,000, and changes in inventories and other long-term liabilities totaling $64,000. These items were offset by changes in other assets of $2.4 million, accrued compensation of $1.1 million, accounts payable of $1.9 million, accounts receivable of $582,000 and accrued liabilities of $172,000.
Cash flows used in investing activities
Net cash used in investing activities for the six months ended July 31, 2015 was primarily the result of purchases of marketable securities of $40.1 million and purchases of software and capitalized software development costs of $3.0 million. This compares to purchases of software and capitalized software development costs of $3.5 million for the six months ended July 31, 2014. We continue to develop of our proprietary system and other software necessary to support our continued account growth. We also increased our purchases of property and equipment from $1.0 million during the six months ended July 31, 2014 to $1.3 million during the six months ended July 31, 2015.
Cash flows provided by financing activities
Cash flow provided by financing activities during the six months ended July 31, 2015 resulted primarily from our follow-on offering where we received net proceeds of $23.5 million from the sale of 972,500 shares of our common stock, the exercise of stock options of $1.2 million and the associated tax benefits of $10.3 million.
Cash flow provided by financing activities during the six months ended July 31, 2014 resulted from the exercise of stock options of $2.4 million, the exercise of common stock warrants of $2.3 million and the associated tax benefits of $2.9 million. These items were offset by offering costs of $1.4 million in connection with the Company's initial public offering.
Contractual obligations
Except for the lease agreement and the amended and restated lease agreement described below, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015.
On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for a new landlord to construct a building at its cost and to use reasonable efforts to substantially complete the building by July 2016. The Company has no risk of loss during the construction period. The lease will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the three and six months ended July 31, 2015.
Off-balance sheet arrangements
During the three and six months ended July 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2015. There have been no significant or material changes in our critical accounting policies during the three months ended July 31, 2015, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2015.
Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on the ongoing financial reporting.

Item 3. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and six months ended July 31, 2015, and 2014, no one customer accounted for greater than 5% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of July 31, 2015 were $148.9 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of July 31, 2015 was $10.9 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

Assets under management

Our cash AUM consists of custodial HSA funds we hold in trust on behalf of our members. As of July 31, 2015, we had cash AUM of approximately $2.3 billion. We have entered into depository agreements with financial institutions for our cash AUM, some of which are for fixed interest rates. The fixed interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.

Cash, cash equivalents and marketable securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2015, we had unrestricted cash and cash equivalents of $108.9 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We consider all highly liquid investments purchased with an original maturity greater than three months to be marketable securities. As of July 31, 2015, we had marketable securities of $40.1 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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

On May 11, 2015, we closed our public offering of 972,500 shares of common stock sold by us. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-203190 and 333-203888), which became effective on May 5, 2015. Wells Fargo acted as the lead underwriter. The public offering price of the shares sold in the offering was $25.90 per share. Certain selling stockholders sold 3,455,000 shares of common stock in the offering, including 380,000 shares of common stock which were issued upon the exercise of outstanding options. The Company received net proceeds of approximately $23.5 million after deducting underwriting discounts and commissions of approximately $1.0 million and other offering expenses payable by the Company of approximately $688,000. The Company did not receive any proceeds from the sale of shares by the selling stockholders other than $222,000 representing the exercise price of the options that were exercised by certain selling stockholders in connection with the offering. We paid all of the expenses related to the registration and offering of the shares sold by the selling stockholders, other than underwriting discounts and commissions relating to those shares. Other than these expenses, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus (dated May 5, 2015) filed with the SEC on May 6, 2015 pursuant to Rule 424(b) of the Securities Act. The funds received were invested in money market accounts and mutual funds.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 10, 2015	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

33

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+†	Employment Agreement, dated July 1, 2015, by and between the Registrant and Jon Soldan.
10.2+†	Team Member Confidentiality and Intellectual Property Transfer Agreement, dated August 3, 2015, by and between the Registrant and Jon Soldan.
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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