Form 10-Q
period 2015-10-31
HEALTHEQUITY INC
filed 2015-12-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015
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

As of November 30, 2015, there were 57,626,846 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	October 31, 2015	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$85,009	$111,005
Marketable securities, at fair value	40,105	—
Total cash, cash equivalents and marketable securities	125,114	111,005
Accounts receivable, net of allowance for doubtful accounts of $34 as of October 31, 2015 and $40 as of January 31, 2015	9,922	9,054
Inventories	815	625
Deferred tax asset	2,035	1,764
Other current assets	3,332	2,271
Total current assets	141,218	124,719
Property and equipment, net	3,614	2,577
Intangible assets, net	61,036	26,541
Goodwill	4,651	4,651
Other assets	1,444	281
Total assets	$211,963	$158,769
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,412	$1,303
Accrued compensation	3,898	5,301
Accrued liabilities	3,053	2,227
Total current liabilities	9,363	8,831
Long-term liabilities
Other long-term liability	195	488
Deferred tax liability	4,080	5,355
Total long-term liabilities	4,275	5,843
Total liabilities	13,638	14,674
Commitments and contingencies (see note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 57,519 and 54,802 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively	6	5
Additional paid-in capital	197,905	157,094
Accumulated other comprehensive loss	(67)	—
Accumulated earnings (deficit)	481	(13,004)
Total stockholders’ equity	198,325	144,095
Total liabilities and stockholders’ equity	$211,963	$158,769
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenue:
Account fee revenue	$15,042	$11,086	$44,043	$32,022
Custodial fee revenue	9,142	6,196	26,592	17,557
Card fee revenue	6,213	4,317	19,801	12,848
Other revenue	159	263	464	557
Total revenue	30,556	21,862	90,900	62,984
Cost of services:
Account costs	9,276	7,057	25,981	20,188
Custodial costs	1,536	1,050	4,471	2,994
Card costs	1,949	1,467	6,100	4,284
Other costs	119	56	181	58
Total cost of services	12,880	9,630	36,733	27,524
Gross profit	17,676	12,232	54,167	35,460
Operating expenses:
Sales and marketing	3,067	2,275	8,637	6,829
Technology and development	4,419	2,811	11,941	7,299
General and administrative	3,477	2,443	10,578	5,252
Amortization of acquired intangible assets	409	409	1,227	1,227
Total operating expenses	11,372	7,938	32,383	20,607
Income from operations	6,304	4,294	21,784	14,853
Other income and (expense):
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	—	(735)
Other income and (expense), net	121	(145)	(526)	(276)
Total other income and (expense)	121	(145)	(526)	(1,011)
Income before income taxes	6,425	4,149	21,258	13,842
Income tax provision	2,338	1,100	7,773	5,047
Net income	$4,087	$3,049	$13,485	$8,795
Net income attributable to common stockholders:
Basic	$4,087	$3,020	$13,485	$10,245
Diluted	$4,087	$3,036	$13,485	$9,530
Net income per share attributable to common stockholders:
Basic	$0.07	$0.06	$0.24	$0.44
Diluted	$0.07	$0.05	$0.23	$0.19
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	57,353	53,678	56,397	23,232
Diluted	59,263	57,553	58,664	50,052
Comprehensive income:
Net income	$4,087	$3,049	$13,485	$8,795
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(34)	—	(67)	—
Comprehensive income	$4,053	$3,049	$13,418	$8,795
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$13,485	$8,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,730	4,187
Loss on revaluation of redeemable convertible preferred stock derivative	—	735
Deferred taxes	(1,505)	2,026
Stock-based compensation	4,254	793
Changes in operating assets and liabilities:
Accounts receivable	(868)	(349)
Inventories	(190)	(365)
Other assets	(1,421)	(2,124)
Accounts payable	415	(1,542)
Accrued compensation	(1,403)	(1,125)
Accrued liabilities	568	(540)
Other long-term liability	(293)	88
Net cash provided by operating activities	18,772	10,579
Cash flows from investing activities:
Purchases of marketable securities	(40,213)	—
Purchase of property and equipment	(1,882)	(1,477)
Purchase of software and capitalized software development costs	(4,757)	(4,851)
Purchase of other investments	(500)	(305)
Acquisition of intangible member assets	(33,821)	—
Net cash used in investing activities	(81,173)	(6,633)
Cash flows from financing activities:
Dividend payments	—	(50,347)
Proceed from initial public offering, net of payment for offering costs	—	132,587
Proceeds from follow-on offering, net of payments for offering costs	23,492	—
Proceeds from exercise of common stock options	1,751	2,397
Proceeds from exercise of common stock warrants	—	2,380
Tax benefit from exercise of common stock options	11,315	2,974
Deferred financing costs paid	(153)	—
Net cash provided by financing activities	36,405	89,991
(Decrease) increase in cash and cash equivalents	(25,996)	93,937
Beginning cash and cash equivalents	111,005	13,917
Ending cash and cash equivalents	$85,009	$107,854
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$221	$—
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	215	—
Deferred financing costs	150	—
Conversion of preferred stock to common stock	—	50,822
Preferred stock accretion	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	6,917
Common stock warrants exercised	$—	$2,334
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
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership accounted for using the equity method of accounting. The investment was approximately $281,000 as of October 31, 2015 and is included in other assets on the accompanying condensed consolidated balance sheet.
During the three months ended October 31, 2015, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of October 31, 2015 and is included in other assets on the accompanying condensed consolidated balance sheet.
All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of October 31, 2015 and for the three and nine months ended October 31, 2015 and 2014 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Marketable securities—Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. As of October 31, 2015, all marketable securities have been classified as available-for-sale. The Company may sell these securities at any time for use in current operations or for other purposes even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

comprehensive income. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the condensed consolidated statements of operations and comprehensive income.
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
In April 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet classifications of deferred taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The net current deferred tax asset as of October 31, 2015 was $2.0 million. The Company plans to early adopt this guidance on a prospective basis in the first quarter of fiscal year 2017.
Asset acquisitions—In October 2015, the Company acquired a portfolio of HSAs. The Company paid $33.8 million in cash, which was funded by cash on hand. The purchased group of assets did not include workforce or any processes and therefore did not constitute a business. Accordingly, the acquisition was accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The costs of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill. As of October 31, 2015, the purchase price of $33.8 million was allocated to acquired intangible member assets. Furthermore, transaction costs that are incurred in conjunction with an asset acquisition are allocated to the acquired intangible member assets.
Business Combinations—Acquisition-related expenses incurred in conjunction with the acquisition of a business as defined by ASC 805-10 are recognized in earnings in the period in which they are incurred and are included in other expense, net on the condensed consolidated statement of operations. During the three and nine months ended October 31, 2015, the Company received a credit of $187,000 and incurred an expense of $474,000, respectively for acquisition-related activity. There were no such business combinations during the three and nine months ended October 31, 2015 and 2014.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders

The Company computed net income per share of common stock in conformity with the two-class method required for participating securities for the nine months ended October 31, 2014. Prior to their conversion to common stock, the Company considered its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Numerator (basic and diluted):
Net income	$4,087	$3,049	$13,485	$8,795
Add back: accretion of redeemable convertible preferred stock	—	—	—	4,021
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	—	(21)	—	(1,286)
Less: undistributed income attributed to redeemable convertible preferred stockholders	—	(8)	—	(1,285)
Net income attributable to common stockholders for basic earnings per share	$4,087	$3,020	$13,485	$10,245
Add back: dividend of redeemable convertible preferred stock	—	15	—	1,286
Less: accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	—	—	(4,021)
Add back: series D-3 derivative liability revaluations	—	—	—	735
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	—	1	—	1,285
Net income attributable to common stockholders for diluted earnings per share	$4,087	$3,036	$13,485	$9,530

Denominator (basic):
Weighted-average common shares outstanding	57,353	53,678	56,397	23,232
Denominator (diluted):
Weighted-average common shares outstanding	57,353	53,678	56,397	23,232
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	1,910	2,944	2,267	3,290
Weighted-average dilutive effect of common shares from stock warrants	—	3	—	1,634
Dilutive effect from preferred stock assuming conversion	—	928	—	21,896
Weighted-average common shares outstanding	59,263	57,553	58,664	50,052
Net income per share attributable to common stockholders:
Basic	$0.07	$0.06	$0.24	$0.44
Diluted	$0.07	$0.05	$0.23	$0.19

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share attributable to common stockholders (continued)

For the three months ended October 31, 2015 and 2014, approximately 817,000 and 322,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2015 and 2014, approximately 726,000 and 164,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Property and equipment
Property and equipment consisted of the following as of October 31, 2015 and January 31, 2015:

(in thousands)	October 31, 2015	January 31, 2015
Leasehold improvements	$703	$506
Furniture and fixtures	1,555	1,317
Computer equipment	5,681	4,013
Property and equipment, gross	7,939	5,836
Accumulated depreciation	(4,325)	(3,259)
Property and equipment, net	$3,614	$2,577
Depreciation expense for the three and nine months ended October 31, 2015 was $389,000 and $1.1 million, respectively, and $290,000 and $776,000 for the three and nine months ended October 31, 2014, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Intangible assets and goodwill

During the three months ended October 31, 2015, the Company acquired an HSA portfolio for $33.8 million. The cost, including transaction costs, was allocated to acquired intangible member assets as of October 31, 2015. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the three and nine months ended October 31, 2015, the Company capitalized software development costs of $1.5 million and $4.0 million, respectively, and $1.4 million and $3.8 million for the three and nine months ended October 31, 2014, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2015 and January 31, 2015:

(in thousands)	October 31, 2015	January 31, 2015
Amortized intangible assets:
Capitalized software development costs	$14,432	$10,468
Software	5,703	4,695
Acquired intangible member assets	58,750	24,563
Intangible assets, gross	78,885	39,726
Accumulated amortization	(17,849)	(13,185)
Intangible assets, net	$61,036	$26,541
During the three and nine months ended October 31, 2015, the Company incurred and expensed a total of $2.0 million and $5.4 million, respectively, and $1.2 million and $3.2 million for the three and nine months ended October 31, 2014, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three and nine months ended October 31, 2015 was $1.7 million and $4.7 million, respectively, and $1.3 million and $3.4 million for the three and nine months ended October 31, 2014, respectively.
There were no changes to the goodwill carrying value during the three and nine months ended October 31, 2015 and 2014.

Note 5. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2015 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2015, and did not change materially during the three and nine months ended October 31, 2015, except for the following:
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

Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the nine months ended October 31, 2015.
Lease expense for office space for the three and nine months ended October 31, 2015 was $556,000 and $1.6 million, respectively, and $374,000 and $944,000 for the three and nine months ended October 31, 2014, respectively. Expense for other lease agreements for the three and nine months ended October 31, 2015 was $66,000 and $182,000, respectively, and $67,000 and $166,000 for the three and nine months ended October 31, 2014, respectively.

Note 6. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of October 31, 2015.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement will range from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company will pay a commitment fee ranging from 0.20% to 0.30% on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter.
The Company's material subsidiaries will be required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees will be secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments.
In connection with the Credit Agreement, the Company incurred $303,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

Note 7. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and nine months ended October 31, 2015, the Company recorded a provision for income taxes of $2.3 million and $7.8 million, respectively. The resulting effective tax rate was 36.4% and 36.6%, compared with an effective tax rate of 26.5% and 36.5% for the three and nine months ended October 31, 2014. For the three and nine months ended October 31, 2015, discrete tax items were not significant. For the three and nine

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Income taxes (continued)

months ended October 31, 2014, the net impact of discrete tax items caused a 12.1% and 3.1% decrease, respectively, to the effective tax rate primarily due to the recognition of research and development tax credits, book stock compensation expense on stock options vesting upon the Company's initial public offering, or IPO, treated as a discrete event, and the impact of changes in estimated annual tax rates. The federal research and development tax credit expired as of December 31, 2014.
As of October 31, 2015 and January 31, 2015, the Company’s total gross unrecognized tax benefit was $329,000 and $300,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets. As a result, the unrecognized tax benefit recorded as of October 31, 2015 and January 31, 2015 remains unchanged at $20,000. If recognized, $248,000 of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2015. The Company anticipates a decrease of $20,000 in total gross unrecognized tax benefits within 12 months of the reporting date related to uncertain tax positions on research and development credits claimed and the untimely filing of certain elections for which a lapse of the applicable statute of limitations is expected.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2003.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Stock options

Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2015	6,457	$0.10 - 25.45	$5.27	6.88	$100,290
Granted	972	$25.39 - 28.69	$26.58
Exercised	(1,743)	$0.10 - 18.93	$1.00
Forfeited	(153)	$0.80 - 26.66	$17.31
Outstanding as of October 31, 2015	5,533	$0.10 - 28.69	$10.02	7.15	$125,550
Vested and expected to vest as of October 31, 2015	5,319		$9.72	7.08	$122,313
Exercisable as of October 31, 2015	2,615		$2.09	5.22	$80,095
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	38.4%	32.9%	38.4% - 40.3%	32.9%
Risk-free interest rate	1.56% - 1.70%	1.93%	1.47% - 1.72%	1.93% - 2.24%
Expected life of options	6.25 years	6.25 years	5.43 - 6.25 years	6.25 years
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
As of October 31, 2015, the weighted-average vesting period of non-vested awards expected to vest approximates 2.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $14.7 million.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Stock options (continued)

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2015	2014	2015	2014
Cost of services	$304	$24	$740	$94
Sales and marketing	218	4	705	145
Technology and development	290	31	677	116
General and administrative	671	268	2,132	438
Total stock-based compensation expense	$1,483	$327	$4,254	$793

Note 9. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of October 31, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$85,009	$—	$—	$85,009
Marketable securities:
Mutual funds	40,213	36	(144)	40,105
Total cash, cash equivalents and marketable securities	$125,222	$36	$(144)	$125,114

Cash, cash equivalents and marketable securities as of January 31, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$111,005	$—	$—	$111,005
Marketable securities:
Mutual funds	—	—	—	—
Total cash, cash equivalents and marketable securities	$111,005	$—	$—	$111,005

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of October 31, 2015:

(in thousands)	Cost basis	Fair value
One year or less	$25,095	$25,070
Over one year and less than five years	15,118	15,035
Total	$40,213	$40,105

As of October 31, 2015, there were no marketable securities that were other-than-temporarily impaired or in an unrealized loss position for more than twelve consecutive months.

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

The following table summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	October 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,105	$—	$—
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
The following table includes a roll forward of the amounts for the three and nine months ended October 31, 2015 and 2014 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$—	$—	$—	$6,182
Loss on revaluation	—	—	—	735
Elimination of liability due to removal of FMV provision	—	—	—	(6,917)
Balance at end of period	$—	$—	$—	$—

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 11. Related party transactions

The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. In connection with the consummation of the Company's IPO in July 2014, this consulting agreement was terminated and as such, no amounts were paid to this company for the three and nine months ended October 31, 2015. The amount paid to this company under the terms of the consulting agreement for the three and nine months ended October 31, 2014 was $0 and $162,000, respectively.

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
The core of our ecosystem is the health savings account, or HSA, which is a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 20 of the 50 largest health plans in the country, a number of which are among 28 Blue Cross and Blue Shield health plans in 26 states, and approximately 30,000 employer clients, including industry leaders such as Adobe Systems, American Express Company, Dow Corning Corporation, eBay, Inc., Google, Inc., Intermountain Healthcare and Kohl’s Corporation. Through our Network Partners, we have the potential to reach over 60 million consumers, representing approximately 34% of the under-age 65 privately insured population in the United States.
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
Our acquisition strategy
We have a successful history of acquiring complementary assets and businesses that strengthen our platform, which is evidenced by our recent HSA portfolio acquisition during the three months ended October 31, 2015. We expect to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We believe the nature of our competitive landscape provides a significant acquisition opportunity. Many of our competitors view their HSA businesses as non-core functions. We believe they will look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
Key financial and operating metrics
Our management regularly reviews a number of key operating and financial metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. We discuss certain of these key financial metrics, including revenue, below in the section entitled “Key components of our results of operations.” In addition, we utilize other key metrics as described below. The key financial and operating metrics as of and for the three and nine months ended October 31, 2015 do not reflect any impact from our recent HSA portfolio acquisition that occurred during the three months ended October 31, 2015.
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	October 31, 2015	October 31, 2014	% Change	January 31, 2015
HSA Members	1,602,156	1,108,533	45%	1,426,785
Average HSA Members - Year-to-date	1,516,821	1,040,531	46%	1,087,962
Average HSA Members - Quarter-to-date	1,580,482	1,090,516	45%	1,230,256
The number of our HSA Members is critical because our account fee revenue is driven by the administrative fees we charge per account.

The number of our HSA Members increased by approximately 494,000, or 45%, from October 31, 2014 to October 31, 2015, and by approximately 349,000, or 46%, from October 31, 2013 to October 31, 2014.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.
Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	October 31, 2015	October 31, 2014	% Change	January 31, 2015
Cash AUM	$2,307,914	$1,578,814	46%	$2,075,741
Investment AUM	385,243	256,791	50%	286,526
Total AUM	$2,693,157	$1,835,605	47%	$2,362,267
Average daily cash AUM - Year-to-date	$2,207,732	$1,505,659	47%	$1,553,845
Average daily cash AUM - Quarter-to-date	$2,269,253	$1,556,828	46%	$1,698,402
We define AUM as our custodial assets under management. Our AUM, which is our HSA Members' assets under management, consists of the following components: (1) cash deposit AUM which are deposits with our FDIC-insured custodial depository bank partners, (2) Cash AUM invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our AUM is important because our custodial fee revenue is determined by the applicable account yields and average daily AUM balances.
Our total AUM increased by $857.6 million, or 47%, from October 31, 2014 to October 31, 2015. Our total AUM increased by $537.8 million, or 41%, from October 31, 2013 to October 31, 2014. The increase in AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Adjusted EBITDA	$9,851	$6,065	$3,786	62%	$31,767	$19,736	$12,031	61%
As a percentage of revenue	32%	28%			35%	31%
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
Our Adjusted EBITDA increased by $3.8 million, or 62%, from $6.1 million for the three months ended October 31, 2014 to $9.9 million for the three months ended October 31, 2015. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $2.0 million, or 47%, increase in income from operations.
Our Adjusted EBITDA increased by $12.0 million, or 61%, from $19.7 million for the nine months ended October 31, 2014 to $31.8 million for the nine months ended October 31, 2015. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $6.9 million, or 47%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2015	2014	2015	2014
Net income	$4,087	$3,049	$13,485	$8,795
Interest expense	23	—	23	—
Income tax provision	2,338	1,100	7,773	5,047
Depreciation and amortization	1,656	1,134	4,503	2,960
Amortization of acquired intangible assets	409	409	1,227	1,227
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	—	—	735
Stock-based compensation expense	1,483	327	4,254	793
Other (1)	(145)	46	502	179
Total adjustments	$5,764	$3,016	$18,282	$10,941
Adjusted EBITDA	$9,851	$6,065	$31,767	$19,736

(1)
For the three months ended October 31, 2015 and 2014, Other consisted of interest income of $(116) and $(9), miscellaneous taxes of $77 and $55, acquisition-related costs of $(187) and $0, and SEC registration costs of $81 and $0, respectively. For the nine months ended October 31, 2015 and 2014, Other consisted of interest income of $(302) and $(9), miscellaneous taxes of $249 and $188, acquisition-related costs of $474 and $0, and SEC registration costs of $81 and $0, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Account fee revenue	$15,042	$11,086	$3,956	36%	$44,043	$32,022	$12,021	38%
Custodial fee revenue	9,142	6,196	2,946	48%	26,592	17,557	9,035	51%
Card fee revenue	6,213	4,317	1,896	44%	19,801	12,848	6,953	54%
Other revenue	159	263	(104)	(40)%	464	557	(93)	(17)%
Total revenue	$30,556	$21,862	$8,694	40%	$90,900	$62,984	$27,916	44%
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
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will increase going forward due to the acquisition of the HSA portfolio which occurred during the three months ended October 31, 2015. The acquired HSA portfolio will be amortized using the straight-line method over an estimated useful life of 15 years.
Other income and expense
Other expense primarily consists of interest expense associated with our credit facility, miscellaneous taxes, acquisition-related expenses, and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. As a result, during the nine months ended October 31, 2014, we recorded a loss on revaluation of this derivative liability. However, as a result of our modifications of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year that differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of October 31, 2015, we remain in a net deferred tax liability position. In accordance with FASB ASC 718-740-25-10, Compensation - Stock Compensation, a portion of deferred tax assets attributable to excess stock option benefits is tracked separately and is not included in the recorded deferred tax asset. As of October 31, 2015, deferred tax assets attributable to excess stock option benefits totaled $5.3 million. Such benefit will not be recorded until the deduction reduces cash taxes payable. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of historical profits coupled with forecasted profitability, no valuation allowance was required as of October 31, 2015.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2015	2014	2015	2014
Revenue
Account fee revenue	$15,042	$11,086	$44,043	$32,022
Custodial fee revenue	9,142	6,196	26,592	17,557
Card fee revenue	6,213	4,317	19,801	12,848
Other revenue	159	263	464	557
Total revenue	30,556	21,862	90,900	62,984
Cost of services
Account costs	9,276	7,057	25,981	20,188
Custodial costs	1,536	1,050	4,471	2,994
Card costs	1,949	1,467	6,100	4,284
Other costs	119	56	181	58
Total cost of services	12,880	9,630	36,733	27,524
Gross profit	17,676	12,232	54,167	35,460
Operating expenses
Sales and marketing	3,067	2,275	8,637	6,829
Technology and development	4,419	2,811	11,941	7,299
General and administrative	3,477	2,443	10,578	5,252
Amortization of acquired intangible assets	409	409	1,227	1,227
Total operating expenses	11,372	7,938	32,383	20,607
Income from operations	6,304	4,294	21,784	14,853
Other income and (expense)
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	—	(735)
Other income and (expense), net	121	(145)	(526)	(276)
Total other income and (expense)	121	(145)	(526)	(1,011)
Income before income taxes	6,425	4,149	21,258	13,842
Income tax provision	2,338	1,100	7,773	5,047
Net income	$4,087	$3,049	$13,485	$8,795

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenue
Account fee revenue	49%	51%	48%	51%
Custodial fee revenue	30%	28%	29%	28%
Card fee revenue	20%	20%	22%	20%
Other revenue	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of services
Account costs	30%	32%	28%	32%
Custodial costs	5%	5%	5%	5%
Card costs	7%	7%	7%	7%
Other costs	—%	—%	—%	—%
Total cost of services	42%	44%	40%	44%
Gross profit	58%	56%	60%	56%
Operating expenses
Sales and marketing	10%	10%	10%	11%
Technology and development	15%	13%	13%	12%
General and administrative	11%	11%	12%	8%
Amortization of acquired intangible assets	1%	2%	1%	2%
Total operating expenses	37%	36%	36%	33%
Income from operations	21%	20%	24%	23%
Other income and (expense)
Loss on revaluation of redeemable convertible preferred stock derivative	—%	—%	—%	(1)%
Other income and (expense), net	—%	(1)%	—%	—%
Total other income and (expense)	—%	(1)%	—%	(1)%
Income before income taxes	21%	19%	24%	22%
Income tax provision	8%	5%	9%	8%
Net income	13%	14%	15%	14%
Comparison of the three and nine months ended October 31, 2015 and 2014
Account fee revenue
The $4.0 million increase in account fee revenue for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014 was primarily due to an increase in the number of our HSA Members. The $12.0 million increase in account fee revenue for the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 494,000, or 45%, from October 31, 2014 to October 31, 2015.
The growth in the number of our HSA Members from October 31, 2014 to October 31, 2015 was due to a combination of growth from our new and existing Network Partners.
Account fees per HSA Member decreased for the three and nine months ended October 31, 2015 as compared to the three and nine months ended October 31, 2014 by approximately 6%. Our account fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in account fees per HSA Member were partially offset by increases in custodial fees per HSA Member.

Custodial fee revenue
The $2.9 million increase in custodial fee revenue from the three months ended October 31, 2014 to the three months ended October 31, 2015 was primarily due to an increase in average daily cash AUM of $712.4 million, or 46%, and an increase in the yield on average cash AUM from 1.52% for the three months ended October 31, 2014 to 1.55% for the three months ended October 31, 2015. Custodial fees increased for the three months ended October 31, 2015 as a percentage of our total revenue compared to the three months ended October 31, 2014, primarily due to higher-rate custodial depository agreements added subsequent to the three months ended October 31, 2014 to accommodate our growth in cash AUM. This had a positive impact on our interest yield for the three months ended October 31, 2015 compared to the three months ended October 31, 2014.
The $9.0 million increase in custodial fee revenue from the nine months ended October 31, 2014 to the nine months ended October 31, 2015 was primarily due to an increase in average daily cash AUM of $702.1 million, or 47%, and an increase in the yield on average cash AUM from 1.51% in the nine months ended October 31, 2014 to 1.56% in the nine months ended October 31, 2015. Custodial fees increased in the nine months ended October 31, 2015 as a percentage of our total revenue compared to the nine months ended October 31, 2014, primarily due to higher-rate custodial depository agreements added subsequent to the nine months ended October 31, 2014 to accommodate our growth in cash AUM. This had a positive impact on our interest yield during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014.
Custodial fees per HSA Member increased for the three and nine months ended October 31, 2015 as compared to the three and nine months ended October 31, 2014 by approximately 2% and 4%, respectively, primarily due to the higher yield and higher cash AUM balances.
Investment AUM increases resulted from an increase in the number of our members choosing to move their HSA assets from cash balances to investment balances, along with market changes (positive or negative) in the particular investments chosen.
Card fee revenue
The $1.9 million increase in card fee revenue from the three months ended October 31, 2014 to the three months ended October 31, 2015 was due to an overall increase in the number of our HSA Members and card activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our card fee revenue. We began our efforts to increase card spend on our platform during the three months ended October 31, 2014, as a result our card fees per HSA Member remained steady during the three months ended October 31, 2015.
The $7.0 million increase in card fee revenue from the nine months ended October 31, 2014 to the nine months ended October 31, 2015 was due to an overall increase in the number of our HSA Members and card activity. In addition, our efforts to increase card spend on our platform has resulted in an increase in card fees per HSA Member for the nine months ended October 31, 2015 by approximately 6%.
Other revenue
Other revenue decreased $104,000 and $93,000 from the three and nine months ended October 31, 2014 to the three and nine months ended October 31, 2015, respectively. The fluctuation of other revenue was the result of changes in the amount of fees charged to our Network Partners for marketing materials.

Cost of services
The following table sets forth our cost of service for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Account costs	$9,276	$7,057	$2,219	31%	$25,981	$20,188	$5,793	29%
Custodial costs	1,536	1,050	486	46%	4,471	2,994	1,477	49%
Card costs	1,949	1,467	482	33%	6,100	4,284	1,816	42%
Other costs	119	56	63	113%	181	58	123	212%
Total cost	$12,880	$9,630	$3,250	34%	$36,733	$27,524	$9,209	33%
Account costs
The $2.2 million increase in account costs from the three months ended October 31, 2014 to the three months ended October 31, 2015 was due to the higher volume of total accounts being serviced. The $2.2 million increase includes $1.0 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $559,000 related to account and card activation as well as monthly processing of statements and other communications, stock compensation expense of $280,000, other expenses of $232,000, and depreciation and amortization of $105,000.
The $5.8 million increase in account costs from the nine months ended October 31, 2014 to the nine months ended October 31, 2015 was due to the higher volume of total accounts being serviced. The $5.8 million increase includes $3.4 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $1.0 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation expense of $645,000, depreciation and amortization of $298,000, information technology expenses of $215,000, and $182,000 in other expenses.
Custodial costs
Our custodial costs increased $486,000 from the three months ended October 31, 2014 compared to the three months ended October 31, 2015. Our custodial costs of 0.27% on average cash AUM remained steady from the three months ended October 31, 2014 to the three months ended October 31, 2015, while average cash AUM increased from $1.56 billion during the three months ended October 31, 2014 to $2.27 billion during the three months ended October 31, 2015.
Our custodial costs increased $1.5 million from the nine months ended October 31, 2014 compared to the nine months ended October 31, 2015. Our custodial costs of 0.27% on average cash AUM remained steady from the nine months ended October 31, 2014 to the nine months ended October 31, 2015, while average cash AUM increased from $1.51 billion during the nine months ended October 31, 2014 to $2.21 billion during the nine months ended October 31, 2015.
Card costs
Our card costs increased $482,000, or 33%, from the three months ended October 31, 2014 compared to the three months ended October 31, 2015. Our card costs increased $1.8 million, or 42%, from the nine months ended October 31, 2014 compared to the nine months ended October 31, 2015. The increase is a result of increases in card spend and RA spend increasing as a percentage of total spend.
As we continue to add HSA Members, our cost of services will increase in aggregate dollar amount to support our Network Partners and members. Cost of services will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$3,067	$2,275	$792	35%	$8,637	$6,829	$1,808	26%
Technology and development	4,419	2,811	1,608	57%	11,941	7,299	4,642	64%
General and administrative	3,477	2,443	1,034	42%	10,578	5,252	5,326	101%
Amortization of acquired intangible assets	409	409	—	—%	1,227	1,227	—	—%
Total operating expenses	$11,372	$7,938	$3,434	43%	$32,383	$20,607	$11,776	57%
Sales and marketing
The $792,000 increase in sales and marketing expenses from the three months ended October 31, 2014 compared to the three months ended October 31, 2015 primarily consisted of increased staffing and sales commissions of $452,000, stock compensation expense of $213,000 and other expenses of $127,000.
The $1.8 million increase in sales and marketing expenses from the nine months ended October 31, 2014 compared to the nine months ended October 31, 2015 primarily consisted of increased staffing and sales commissions of $1.0 million, stock compensation expense of $560,000 and other expenses of $209,000.

We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.6 million increase in technology and development expenses for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 resulted primarily from $1.1 million in additional personnel expense. There were increases in amortization and depreciation of $408,000, other expenses of $350,000 and stock compensation of $259,000, which were partially offset by a decrease in professional fees of $424,000 associated with the development and enhancement of our proprietary technology platform and an increase in capitalized engineering of $123,000.
The $4.6 million increase in technology and development expenses for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 resulted primarily from $3.1 million in additional personnel expense. There were increases in amortization and depreciation of $1.2 million, other expenses of $799,000 and stock compensation of $561,000, which were partially offset by an increase in capitalized engineering of $171,000 and a decrease in professional fees of $866,000 associated with the development and enhancement of our proprietary technology platform.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $1.0 million increase in general and administrative expenses for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was primarily attributable to increased personnel and professional fees of $736,000, stock compensation of $404,000, which were partially offset by a decrease in other expenses of $106,000.
The $5.3 million increase in general and administrative expenses for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 was primarily attributable to increased personnel and professional fees of $3.0 million, stock compensation of $1.7 million and other expenses of $638,000 primarily related to public company costs (including miscellaneous legal, accounting, and investor relation expenses).
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.

Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged between the three and nine months ended October 31, 2014 and the three and nine months ended October 31, 2015. We expect the amortization of acquired intangible assets to increase in dollar amount as a result of the HSA portfolio acquisition that occurred during the three months ended October 31, 2015.
Other expense
The following table sets forth our other expense for the periods indicated.

	Three months ended October 31,			Nine months ended October 31,
(in thousands)	2015	2014	$ Change	2015	2014	$ Change
Loss on revaluation of redeemable convertible preferred stock derivative	$—	$—	$—	$—	$(735)	$735
Other income and (expense), net	121	(145)	266	(526)	(276)	(250)
Other income and (expense)	$121	$(145)	$266	$(526)	$(1,011)	$485
Loss on revaluation of redeemable convertible preferred stock derivative
There were no adjustments to the fair market value of the series D-3 redeemable convertible stock during the three and nine months ended October 31, 2015.
The $735,000 loss during the three months ended October 31, 2014 relates to a revaluation of the fair market value of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there will be no further fair market value adjustments.
The change in other income and expense, net for the three months ended October 31, 2015 is related to gains on marketable securities and receiving a credit on acquisition-related expenses. The change in other income and expense, net for the nine months ended October 31, 2015 is related to the timing of ongoing acquisition-related activity costs and shelf registration costs.
Income tax provision

Our effective tax rate for the three and nine months ended October 31, 2015 was 36.4% and 36.6%, compared to 26.5% and 36.5% for the three and nine months ended October 31, 2014. The 9.9 and 0.1 percentage point increase in the three and nine months ended October 31, 2015 over the three and nine months ended October 31, 2014 is primarily due to the recognition of research and development tax credits in the in the three and nine months ended October 31, 2014.

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
Liquidity and capital resources
As of October 31, 2015, our principal source of liquidity was our current cash and marketable securities balances, collections from our account, custodial and card fee revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of October 31, 2015 and January 31, 2015, cash, cash equivalents and marketable securities was $125.1 million and $111.0 million, respectively. As a result of our follow-on offering, we received net proceeds of approximately $23.5 million in May 2015 from the sale of 972,500 shares of our common stock.
During the three months ended October 31, 2015, we entered into a new credit facility of $100.0 million. The credit facility has a term of five years. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of October 31, 2015.
We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including, but not limited to, working capital, sales and marketing activities, general and administrative matters and capital expenditures, and if opportunities arise, for the acquisition of, or investment in, assets, technologies, solutions or businesses that complement our business. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
Capital expenditures for the nine months ended October 31, 2015 and 2014 were $6.6 million and $6.3 million, respectively. We expect to continue to increase our capital expenditures for the remainder of the year ending January 31, 2016 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$18,772	$10,579
Net cash used in investing activities	(81,173)	(6,633)
Net cash provided by financing activities	36,405	89,991
(Decrease) increase in cash and cash equivalents	(25,996)	93,937
Beginning cash and cash equivalents	111,005	13,917
Ending cash and cash equivalents	$85,009	$107,854
Cash flows provided by operating activities
Net cash provided by operating activities during the nine months ended October 31, 2015 resulted primarily from our net income of $13.5 million being adjusted for the following non-cash items: depreciation and amortization of $5.7 million, stock-based compensation of $4.3 million, accrued liabilities of $568,000, and accounts payable of $415,000. These items were offset by changes in deferred taxes of $1.5 million, other assets of $1.4 million, accrued compensation of $1.4 million, accounts receivable of $868,000, and other long-term liabilities and inventories totaling $483,000.
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
Cash flows used in investing activities
Net cash used in investing activities for the nine months ended October 31, 2015 was primarily the result of purchases of marketable securities of $40.2 million, the acquisition of an HSA portfolio of $33.8 million during the three months ended October 31, 2015, the $500,000 investment in a limited partnership that engages in the development of technology-based financial healthcare products, and purchases of software and capitalized software development costs of $4.8 million. This compares to purchases of software and capitalized software development costs of $4.9 million for the nine months ended October 31, 2014. We continue to develop of our proprietary system and other software necessary to support our continued account growth. We also increased our purchases of property and equipment from $1.5 million during the nine months ended October 31, 2014 to $1.9 million during the nine months ended October 31, 2015.
Cash flows provided by financing activities
Cash flow provided by financing activities during the nine months ended October 31, 2015 resulted primarily from our follow-on offering where we received net proceeds of $23.5 million from the sale of 972,500 shares of our common stock, the exercise of stock options of $1.8 million and the associated tax benefits of $11.3 million. These items were offset by deferred financing costs paid in conjunction with the credit agreement entered into during the three months ended October 31, 2015.
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
On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for a new landlord to construct a building at its cost and to use reasonable efforts to substantially complete the building by July 2016. The Company has no risk of loss during the construction period. The lease will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with a Company option to extend the lease for two additional five year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the three and nine months ended October 31, 2015.
Off-balance sheet arrangements
During the three and nine months ended October 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2015. There have been no significant or material changes in our critical accounting policies during the three months ended October 31, 2015, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2015.
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
In April 2015, the FASB issued ASU 2015-3, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet classifications of deferred taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The net current deferred tax asset as of October 31, 2015 was $2.0 million. The Company plans to early adopt this guidance on a prospective basis in the first quarter of fiscal year 2017.

Item 3. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and nine months ended October 31, 2015, and 2014, no one customer accounted for greater than 5% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of October 31, 2015 were $125.1 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of October 31, 2015 was $9.9 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

Assets under management

Our cash AUM consists of custodial HSA funds we hold in trust on behalf of our members. As of October 31, 2015, we had cash AUM of approximately $2.3 billion. We have entered into depository agreements with financial institutions for our cash AUM, some of which are for fixed interest rates. The fixed interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.

Cash, cash equivalents and marketable securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2015, we had unrestricted cash and cash equivalents of $85.0 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We consider all highly liquid investments purchased with an original maturity greater than three months to be marketable securities. As of October 31, 2015, we had marketable securities of $40.1 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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
None.
(b) Use of Proceeds from Public Offering of Common Stock

On August 5, 2014, we closed our IPO of 10,465,000 shares of common stock sold by us. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196645), which was declared effective by the SEC on July 30, 2014. JP Morgan & Chase Co. and Wells Fargo acted as the lead underwriters. The public offering price of the shares sold in the offering was $14.00 per share. The total gross proceeds from the offering to us were $146.5 million. After deducting underwriting discounts and commissions of approximately $10.2 million and offering expenses payable by us of approximately $3.7 million, we received approximately $132.6 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus (dated July 30, 2014) filed with the SEC on August 1, 2014 pursuant to Rule 424(b) of the Securities Act. We paid a previously declared cash dividend of $50.0 million on shares of our common stock outstanding on August 4, 2014. In addition, we paid a cash dividend of $347,000 on shares of our outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014. Other than the foregoing dividends, we made no payments directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. The remainder of the funds received were invested in money market accounts and mutual funds.

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

HEALTHEQUITY, INC.
Date: December 9, 2015	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

35

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+†	Amended and Restated Non-Employee Director Compensation Policy
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
#
These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates management contract or compensatory plan
††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.