Form 10-K
period 2016-01-31
HEALTHEQUITY INC
filed 2016-03-31
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2015, based on the closing price of $33.66 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $1.3 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2015, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2015 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2015. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2016, there were 57,767,697 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2016 annual meeting of shareholders (the "2016 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	our expectations regarding our operating revenue, expenses, effective tax rates and other results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the growth rates of the markets in which we compete;

•	competitive pressures related to the fees that we charge;

•	our ability to successfully identify, acquire and integrate additional portfolio purchases or acquisition targets;

•	our reliance on key members of executive management and our ability to identify, recruit and retain skilled personnel;

•	management compensation and the methodology for its determination;

•	our ability to promote our brand;

•	disturbance to our information technology systems;

•	our ability to protect our intellectual property rights;

•	unavailability of capital;

•	general economic conditions;

•	risk of future legal proceedings; and

•	other risks and factors listed under “Risk factors” and elsewhere in this report.

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in the high growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Our platform provides an ecosystem where consumers can access their tax-advantaged healthcare savings, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit and clinical information, earn wellness incentives, and make educated investment choices to grow their tax-advantaged healthcare savings. We can integrate with any health plan or banking institution to be the independent and trusted partner that enables consumers as they seek to manage, save and spend their healthcare dollars. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of the approximately 184 million under-age 65 consumers with private health insurance in the United States to use a platform such as ours.
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long term for healthcare on a tax-advantaged basis. We refer to the HSAs for which we serve as custodian as our HSA Members. As of January 31, 2016, we were the integrated HSA platform for 25 of the 50 largest health plans in the country, a number of which are among 31 Blue Cross and Blue Shield health plans in 29 states, and over 33,000 employer clients. Our customers include individuals, employers of all sizes and health plans. We refer to our individual customers as our members, our health plan customers as our Health Plan Partners and our employer customers with more than 1,000 employees as our Employer Partners. Our Health Plan Partners and Employer Partners collectively constitute our Network Partners. Through our existing Network Partners, we have the potential to reach over 72 million consumers, representing approximately 39% of the under-age 65 privately insured population in the United States. As of January 31, 2016, we had over 2.1 million HSAs on our platform, representing over 4.6 million lives. During the years ended January 31, 2016, 2015 and 2014, we added approximately 751,000, 476,000 and 306,000 new HSA Members, representing approximately 1.7 million, 1.1 million and 700,000 lives, respectively.
We have developed technology and a differentiated focus on the consumer to facilitate the transition to a more consumer-centric approach to healthcare saving and spending. Our solution is deployed as a cloud-based platform that is accessible to our customers through the Internet and on mobile devices and is hosted on private servers, which allows us to scale on demand. Core to our technology is a configurable framework and open platform that we believe provides us greater functionality and flexibility than generic technologies used by our legacy competitors and requires less investment and time to configure and customize to our customers’ needs.
We are able to seamlessly integrate third-party applications into our platform, which has afforded us an advantage in an expanding consumer healthcare landscape. A growing number of companies are attempting to integrate into the consumer's daily healthcare spending experience by leveraging our platform. These companies offer functions such as price transparency, benefits enrollment, population health, wellness, analytics, health insurance and investment services, and are looking to reach the consumer at the critical "save" and "spend" moment. In an effort to capitalize on this opportunity, we continue to expand the number of ecosystem partners with whom our platform is integrated.
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year. We earn monthly service revenue (previously referred to as account fee revenue), primarily through multi-year contracts with our Network Partners, employer clients and individual members. We earn custodial revenue (previously referred to as custodial fee revenue), which is primarily interest earned on our cash assets under management, or AUM, deposited with our FDIC-insured custodial depository bank partners and our insurance company partner. In addition, through our registered investment advisor subsidiary, we earn fees from mutual funds in which our members invest on a self-directed basis, and fees for investment advisory services. We also earn interchange revenue (previously referred to as card fee revenue), which is primarily interchange fees charged to merchants on payments made with our cards via payment networks. Monthly service revenue, custodial revenue, and interchange revenue are recurring in nature, providing strong visibility into our future business.
Our opportunity
We believe the shift to healthcare consumerism is now underway. The number of HSAs has grown from 4.9 million in December 2009 to 16.7 million in December 2015 and, according to the 2015 Devenir HSA Research Report, the number of HSAs is expected to reach 30 million by 2018. We believe this HSA growth will be driven, in part, by medical cost inflation and higher income tax rates as consumers seek alternative ways to reduce their healthcare costs and tax expenses. We also believe the Patient Protection and Affordable Care Act of 2010, or the Affordable Care Act, which requires nearly all legal U.S. residents to obtain health insurance with minimum essential coverage, will drive consumers to high deductible health plans, or HDHPs, that are eligible to be coupled with HSAs, or HSA Plans, thus increasing the number of HSAs. This is because HSA Plans, with their low annual premiums, offer an affordable means of obtaining health insurance coverage required by the Affordable Care Act.
We are addressing the large and growing U.S. health insurance market.    The U.S. under-age 65 private health insurance market consists of approximately 184 million people. The Affordable Care Act has and is widely expected to continue to expand coverage among the approximately 33 million uninsured Americans through its individual and employer mandates, premium subsidies, state health insurance exchanges and ban on withholding coverage due to pre-existing medical conditions. We further see an opportunity to address the 51 million Medicare-eligible Americans and have been involved in industry-wide efforts to expand HSA eligibility to this large and growing population.
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
HSAs and HSA assets are rapidly growing.    The total number of HSAs in the U.S. has grown from 4.9 million in 2009 to 16.7 million in 2015. HSA assets, comprised of both cash deposits and investments, have grown from $7.2 billion to $30.2 billion during this timeframe. Fewer than 3% of our HSAs have investments today. However, as the structural shift in health insurance continues, we believe that health savings will become an important part of the consumer’s financial portfolio and planning, resulting in significant HSA asset growth.
Patients are becoming engaged consumers.    The shift of financial responsibility to consumers drives them to take cost-conscious actions that result in permanent reduction in healthcare-cost trends. We believe that the greatest challenge health plans and employers face with consumer-centric health plans is the complexity these plans create for individual consumers: understanding medical bills; evaluating cost and quality of different treatments and providers; saving and investing for future costs; and addressing tax compliance issues. To navigate this complexity, consumers must integrate relevant data across a fragmented healthcare delivery system, their own benefits information from a health plan and/or employer, and financial data and advice from retail banking and investment services providers. Offering consumers a secure, content-rich environment to make highly personal healthcare saving and spending decisions, one that brings together disparate data and provides data-driven individualized advice, is critical to empowering consumers to manage a greater portion of their healthcare cost responsibility.
Each HSA becomes a consumer ecosystem rather than a single product. The shift of first-dollar responsibility for healthcare costs inherent in HSA Plans, sometimes called the “retail effect,” is giving rise to new consumer-centric solutions such as price transparency, retail clinics, telemedicine and health and wealth financial planning. These solutions are all attempting to benefit from the reality that the consumer increasingly owns more of the healthcare financial burden. While many of these products and services have the potential to reduce costs, they are difficult to implement effectively without accessing the consumer at the critical “save” and “spend” moment. The HSA platform is a natural hub for these solutions to integrate into the consumer experience because it is the place where consumers execute their healthcare saving and spending decisions and it is the point of integration for disparate patient-level clinical and administrative information. We believe that the ability of technology-enabled HSA platforms such as ours to integrate these disparate solutions into a singular experience for the healthcare consumer has the opportunity to transform the consumer experience and impact the adoption of this growing universe of new consumer-centric healthcare solutions.
Legacy competitors are not prepared to meet the growing needs of the healthcare consumer.    When HSAs came into being over a decade ago, banks and transaction processors took early market share based on their transaction processing skills and commercial banking relationships with health insurers and employers. As the role of HSA platforms expanded to become a critical component of the broader consumer healthcare experience, we believe that these and other firms recognized that solely applying legacy transaction processing capability to HSAs was not sufficient. Many of these legacy competitors have either outsourced their HSA platform or exited the market. Today, insurers and employers are turning to open technology-based firms such as ours that deliver a complete consumer experience by integrating HSAs with other consumer tools. We expect the growing complexity of the healthcare system and the emergence of more consumer-centric healthcare solutions will further increase the need for more complete healthcare-specific platforms such as ours.
Our competitive strengths
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our platform is aligned with a new healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Leadership and first-mover advantage. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation and differentiated capabilities. Our leadership position is evidenced by the more than doubling of our market share, from 4% in December 2010 to 10% in December 2015, as noted by the 2015 Devenir HSA Research Report.
Complete solution for managing consumer healthcare saving and spending. Our members utilize our platform in a number of ways and in varying frequencies. For example, our members utilize our platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras. During the year ended January 31, 2016, our platform experienced 21.9 million logons and, on average, every month 26% of our members signed into our platform.
Proprietary and integrated technology platform. We have a proprietary cloud-based technology platform, developed and refined during more than a decade of operations, which we believe is highly differentiated in the marketplace for a number of key reasons:

•
Purpose-built technology:    Our platform was designed specifically to serve the needs of healthcare consumers, health plans and employers. We believe it provides greater functionality and flexibility than the generic technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with a platform that encompasses all of the core functionality of healthcare saving and spending in a single secure and compliant system, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, trust administration, online investment advice and sophisticated analytics.

•
Data integration:    Our technology platform allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight and individually tailored strategies into the consumer experience. We currently have more than 1,750 distinct integrations with health plans, pharmacy benefit managers, employers and other benefits provider systems. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules and security protocols that are difficult or expensive to change. Our proprietary correlation engine currently processes more than 155 million records annually in our partners’ preferred data models and formats, using their preferred security protocols, and without complex data reformatting or expensive middleware translation.

•
Configurability:    Our flexible technology platform enables us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can readily configure more than 240 product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees and mutual fund investment choices. We currently have more than 1,090 unique partner configurations of our offerings in use.

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
We work directly with our Network Partners to reach the consumer in various ways. Our Health Plan Partners collectively employ thousands of sales representatives and account managers who promote both the Health Plan Partner’s health insurance products, such as HSA Plans, and our HSAs. Our Employer Partners collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams and the human resource professionals of our Network Partners on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This constitutes our B2B2C channel strategy.
Scalable operating model. We believe that our technology is highly scalable because our products and services are accessed primarily through our technology platform, which is cloud based. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to generate high-margin revenue from existing HSA Members grows over time because our HSA Members’ balances typically grow, increasing custodial revenue at very little incremental cost to us. An account opened in any given fiscal year will have an average cash balance of approximately $800 at the end of that fiscal year, doubling to approximately $1,600 after two more years and nearly tripling to approximately $2,200 after another three years. We believe that this pattern will continue as more of our members add investments to their account balances. As of January 31, 2016, our HSAs with investments had eight times the AUM of those with cash only. We believe we are well-positioned to benefit from the scalability of our model, given that as of January 31, 2016, 57% of our HSAs are currently less than two years old.
Strong customer retention rates. Retention of our HSA Members has been consistent over time. Retention rates for the years ended January 31, 2016, 2015 and 2014 were 97.4%, 98.3% and 97.7%, respectively. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and results in closure fees. We believe that our retention rates are also high due to our technology platform’s integration with the broader healthcare system used by our HSA members and our focus on the consumer experience.
Our growth strategy
Our business model reflects embedded growth from existing HSA Members and Network Partners, operating leverage and highly visible new revenue opportunities, giving us multiple avenues for long-term growth. We believe our B2B2C channel strategy, whereby we leverage our Network Partners to reach consumers, will help us further grow our membership base.
Penetrate the large membership opportunity within our existing network. We generate recurring service revenue, paid by health plans, employers or individuals, based on the number of our HSA Members. As of January 31, 2016, we estimate that we have less than double digit penetration of our existing Health Plan Partners and Employer Partners with HSAs. Further, the transition of HSAs from banks and other legacy firms which many of our partners worked with prior to choosing HealthEquity helps us accelerate penetration of our existing network.
Expand our network of Health Plan Partners and Employer Partners. We believe we are well-positioned to expand our network of Health Plan Partners and Employer Partners due to our growing market leadership, consistent innovation, open technology, and focus on the consumer experience. Our recent history is supportive of our ability to do this. In the past fiscal year, we have gone from 70 to 80 Health Plan Partners and 270 to 433 Employer Partners.

Increase our yield. The nature of our operating model drives significant incremental profitability from existing HSA Members’ AUM. We define this as increasing our yield. Opportunities to increase our yield include:

•
Rising account balances:    We generate recurring custodial revenue based on the value of our AUM. Custodial revenue is primarily comprised of interest earned on cash AUM deposited with our FDIC-insured custodial depository bank partners, deposits in an annuity contract with an insurance partner, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. Account balances tend to rise over time, increasing custodial revenue with minimal incremental cost to us. The balance of a HealthEquity HSA increases, on average, with age.

•
Rising interest rates:    In a rising interest-rate environment, we expect the spread to grow between custodial revenue from interest and the amount we must pay to our members. We believe our members are relatively insensitive to interest rates because HSAs, like checking accounts, have relatively low balances and high transaction rates.

•
Long-term investing:    Unlike a 401(k) or IRA, an HSA is “triple tax free,” meaning that HSA contributions, earnings, and qualified distributions are all exempt from federal income and employment tax. As these benefits become more widely understood, we believe consumers will use the HSA for long-term investing, increasing account balances and our yield.

Grow payment volume. As the dollar volume of transactions processed through our platform grows, we generate more revenue with less incremental cost. Each time a member uses our physical or virtual payment cards we earn interchange. Our members incur medical expenses beyond what they charge on our payment cards. Driving these additional charges to our payment cards would increase transaction revenues.
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
Selectively pursue strategic acquisitions. We have a successful history of acquiring HSA portfolios and businesses that strengthen our platform and we expect to continue this growth strategy and are regularly engaged in evaluating opportunities. During the year ended January 31, 2016, we acquired the HSA portfolios of The Bancorp Bank, or Bancorp, and M&T Bank, or M&T. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
Our products and services
Healthcare saving and spending platform. We offer a cloud-based platform, accessed by our members online via a desktop or mobile device, through which individuals can make health saving and spending decisions, pay healthcare bills, compare treatment options and prices, receive personalized benefit and clinical information, earn wellness incentives, grow their savings and make investment choices. The platform provides users with access to services we provide as well as services provided by third parties selected by us or by our Network Partners.
Among other features, the platform includes the capability to present to users medical bills upon adjudication by a health plan, including details such as the amount paid by insurance, specific nature of the medical service provided, and diagnostic code. Users of the platform can pay these bills from an account of ours or from any bank account, online, via a mobile device, or using our payment card. All users of the platform gain access to our healthcare consumer specialists, available every hour of every day, via a toll-free telephone number or email. Our specialists can assist users with such tasks as contacting a medical provider to dispute a bill, negotiating a payment schedule, optimizing the use of tax-advantaged accounts to reduce medical spending or selecting from among medical plans offered by an employer or health plan.
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
To be eligible to contribute to an HSA, an individual must be covered under a HDHP, have no additional health coverage, not be enrolled in Medicare, and not be claimed as a dependent on someone else’s tax return. HSAs have several tax-advantaged benefits, which we call the "triple tax savings": (1) individuals can claim a tax deduction for contributions they, or someone other than their employer, make to their HSAs; contributions to their HSAs made by their employer may be excluded from their gross income for purposes of federal and most state income and employment tax; (2) the interest or earnings on the assets in the account, including reinvestment, are tax free; and (3) distributions may be tax free if they pay qualified medical expenses. There is no requirement to provide receipts to us to substantiate HSA distributions to members, whether made through our payment card or directly from our online platform. Additionally, distributions other than for qualified medical expenses are permitted penalty-free after age 65. Balances remain in the account until used, i.e., there is no “use or lose” requirement. An HSA is owned by the account holder; it remains the account holder’s property upon a change of employment, health plan or retirement.
Investment advisory services. We offer an online-only automated investment advisory service to all of our members whose account balances exceed a stated threshold. This service is entirely elective to the member. The advisory service is delivered through a web-based tool, HealthEquity Advisor, which is offered and managed by HealthEquity Advisors, LLC, our SEC-registered investment adviser subsidiary. HealthEquity Advisors, LLC provides investment advice to its clients exclusively through the HealthEquity Advisor tool on an interactive website. Members who subscribe for HealthEquity Advisor pay asset-based fees, which include the cost of the advisory service and all trading commissions and other expenses associated with transactions made through the online tool.
HealthEquity Advisor provides guidance and management, including how much cash (liquidity) to maintain in an HSA and how to diversify optimally among the mutual funds and other investment vehicles offered on the HealthEquity platform. Advice reflects the personal risk preferences of the individual member.
We offer three levels of service to investors:

•
Self-driven: For members who do not subscribe for HealthEquity Advisor we provide a mutual fund investment platform to invest HSA balances. Neither we nor HealthEquity Advisor provides advice to members in respect of platform investments;

•
GPS: HealthEquity Advisor provides guidance and advice, but the member makes the final investment decisions and implements portfolio allocation and investment advice through the HealthEquity platform; and

•	Auto-pilot: HealthEquity Advisor manages the account and implements portfolio allocation and investment advice automatically for the member.
Regardless of the level of service selected, members are responsible for their proportionate share of fees and expenses payable by the underlying mutual funds and other investment vehicles in which they invest.
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
RAs are employee benefits wherein an employer provides a fixed dollar amount of reimbursement for qualified medical or dependent care expenses. Payments must be substantiated with electronic claims from a health plan, data gleaned from operation of our payment card where permitted, or submission of receipts or other documentation by the employee. RAs have the tax benefit that, like HSAs, their value may be excluded from employees’ gross income for federal and most state income and employment tax purposes. RAs are not portable; any remaining value is lost upon termination of employment, but are subject to COBRA requirements. An HRA must be paid for entirely by the employer with no salary reduction, is typically integrated with a major medical plan, and typically allows unused benefits to be rolled over from year to year. An FSA is typically paid for entirely through salary reduction from the employee, is typically a stand-alone, voluntary offering, and is subject to “use or lose” restrictions limiting to $500 the amount that may be rolled over from year to year. We had approximately 414,000 RAs as of January 31, 2016.

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
Our competitive landscape
We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, insurance companies and non-bank trustees approved by the U.S. Department of the Treasury as meeting certain ownership, capitalization, expertise and governance requirements. This market is very fragmented. As of January 31, 2016, we estimate that we have a market share of approximately 10%, and that we are among the five largest HSA custodians by market share. Our indirect competitors are benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels.
We believe that the primary competitive factors in the market for technology platforms that empower healthcare consumers are: integration with the broader healthcare system; level of consumer education and support; breadth of product offering; flexibility of technology to meet partner requirements; brand strength and reputation; and price. We believe that many of our large bank competitors may view their healthcare businesses as non-core and have historically under-invested in developing these businesses. Many of our competitors have not incorporated personal health information into their offerings, as this would require significant upfront investment in technology, training, and segregation of business operations from other bank or custodial operations, as well as integration with data sources such as health plans and pharmacy benefits managers. Potential competitors within the technology or benefits administration service provider sector are limited from entering the space due to regulatory requirements for capital adequacy and demonstrated expertise in custodial operations. However, we experience significant competition and the intensity of competition may increase over time.
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
HIPAA and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to “business associates,” including HealthEquity. We are also contractually subject to various provisions of HIPAA and the HITECH Act via agreements we have entered into with our customers, or Business Associate Agreements. There are both civil and criminal penalties for violating HIPAA, which may be enforced by both the U.S. Department of Health and Human Services’ Office for Civil Rights and state attorneys general. Violations of HIPAA may also subject us to contractual ramifications including but not limiting to termination of the applicable Business Associate Agreement. We have developed policies and procedures, trained our team members, and entered into agreements with our clients as appropriate to comply with HIPAA.
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
ERISA
Our private-sector clients’ FSAs and HRAs are covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, which governs the structure of “employee benefits plans.” ERISA does not generally apply to HSAs. ERISA generally imposes extensive reporting requirements on employers in respect of FSAs and HRAs, as well as an obligation to provide detailed disclosure to covered individuals, which includes both employees and beneficiaries. The Department of Labor can bring enforcement actions or assess penalties against employers for failing to comply with ERISA’s requirements. Participants may also file lawsuits against employers under ERISA.
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
Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare legislation through the Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010. These laws amended various provisions in many federal laws, including the Internal Revenue Code of 1986, as amended, or the Code, and ERISA. These amendments include numerous coverage changes affecting group health plans, which now apply to insurers and governmental plans, as well as employer-sponsored health plans, including self-insured plans such as HRAs and health FSAs.
Investment Advisers Act of 1940
Our subsidiary HealthEquity Advisors, LLC is an SEC-registered investment adviser that provides web-only automated investment advisory services to members. As an SEC-registered adviser, it must comply with the requirements of the Investment Advisers Act of 1940, or the Advisers Act, and related Securities and Exchange Commission, or SEC, regulations and is subject to periodic inspections by the SEC staff. Such requirements relate to, among other things, fiduciary duties to clients, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions limitations on agency cross and principal transactions between the adviser and its clients, and general anti-fraud prohibitions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences.

Intellectual property
Intellectual property is important to our success. We have registered our trademark “HealthEquity” with the U.S. Patent and Trademark Office and maintain trademark rights to the mark “Building Health Savings.”
We also rely on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes, and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our team members and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our team members and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.
Geographic areas
Our sole geographic market is the U.S.
Employees
We refer to our employees as our team members. As of January 31, 2016, we had 636 team members, including 452 in service delivery, 101 in technology and development and 83 in sales, general and administrative. We consider our relationship with our team members to be good. None of our team members are represented by a labor union or party to a collective bargaining agreement.
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
The market for our products and services is subject to rapid and significant change and competition. The market for technology-enabled services that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled services that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including the development of mobile versions of our proprietary technology platform and our introduction of investment advisory services. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our customers.
Furthermore, based on our experience with our customers, we believe that many consumers are not familiar with the tax-advantaged benefits of HSAs and other similar tax-advantaged healthcare savings arrangements. Our success depends to a substantial extent on the willingness of consumers to increase their use of technology platforms to manage their healthcare saving and spending, the ability of our platform to increase consumer engagement, and our ability to demonstrate the value of our platform to our existing customers and potential customers. If our existing customers do not recognize or acknowledge the benefits of our platform or our platform does not drive consumer engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

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
Our proprietary technology platform enables the exchange of, and access to, sensitive information, and security breaches could result in the loss of this information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members and Network Partners, damage our reputation and cause a loss of confidence in our products and services. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

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
Criminals are using increasingly sophisticated methods to capture personal information in order to engage in illegal activities such as counterfeiting and identity theft. We rely upon third parties for some transaction processing services, which subjects us to risks related to the vulnerabilities of those third parties. For example, we were exposed to risks relating to the 2013 theft of payment card numbers housed in Target Corporation’s point of sale system when certain of our members used our payment cards at Target Corporation and those cards were compromised. Under our agreement with our payment card processing network, we are required to make our customers whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in reputational damage to us, which could reduce the use and acceptance of our products and services, or cause our customers to cease doing business with us.
We may be unable to compete effectively against our current and future competitors.
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Webster Bank, Optum Bank, and Wells Fargo Bank, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements, such as Payflex Systems USA, Inc. This market is highly fragmented. We also have numerous indirect competitors, including benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels.
Many of our competitors, in particular banks and financial institutions, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services and have offered, or may in the future offer, a wider range of products and services that may be more attractive to potential customers, and they may also use advertising and marketing strategies that achieve broader brand recognition or acceptance. For example, our competitors that are commercial banks and financial institutions may leverage their ability to generate revenue from other banking activities and decide to offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market or cause us to reduce our fees. Furthermore, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. Our Health Plan Partners may also decide to offer HSAs directly, which would significantly reduce our channel partner opportunities.
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
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers, which could be affected by changes affecting the broader healthcare industry, including decreased spending in the industry overall. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in general business or economic conditions affecting healthcare industry participants.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2020, substantially changes the way healthcare is financed by both governmental and private insurers, and may significantly impact our industry. We may be unable to predict accurately what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.
Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs would materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare as well as legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, FSAs, and similar tax-advantaged healthcare accounts, may adversely affect our business, operating results, and financial condition. For example, states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We may require significant capital to fund our business, and our inability to generate and obtain such capital could harm our business, operating results, financial condition, and prospects.
To fund our expanding business, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the revenue we generate from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences and privileges superior to those associated with our common stock. Furthermore, the current economic environment may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.
Our inability to generate or obtain the financial resources needed to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition and prospects.
We are subject to HIPAA and other privacy regulations regarding the access, use and disclosure of personally identifiable information.
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
HIPAA applies to covered entities (e.g., health plans, healthcare clearinghouses and healthcare providers). HIPAA also applies to “business associates” of covered entities, which include individuals and entities that provide services for or on behalf of covered entities pursuant to which the service provider may access protected health information. We are a business associate to our Health Plan Partners and to those other covered entities to which we provide services that involve our receipt, access, and/or creation of protected health information. Accordingly, we may be required to report security breaches and also makes covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors. If we or any of our subcontractors experience a breach of protected health information, the liability for business associates could result in substantial financial and reputational harm.
The two rules under HIPAA that could most significantly affect our business are: (i) the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule; and (ii) the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule. The Privacy Rule restricts the use and disclosure of protected health information and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The Security Rule establishes requirements for safeguarding patient health information transmitted or stored electronically. The Privacy Rule and the Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures, but we may be required to make additional costly system purchases and modifications to comply with evolving HIPAA rules and to perform periodic audits and refinements as required by HIPAA.
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
We are subject to various laws, rules and regulations related to privacy, information security and data protection promulgated under the Gramm-Leach-Bliley Act, and we could be negatively impacted by these laws, rules and regulations. The Gramm-Leach-Bliley Act guidelines require, among other things, that we develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

Changes in laws and regulations relating to interchange fees on payment card transactions would adversely affect our revenue and results of operations.
There are recent changes and proposed changes to existing laws and regulations that would limit the fees or interchange rates that can be charged on payment card transactions. For example, the Federal Reserve Board has the power to regulate payment card interchange fees and has issued a rule setting a cap on the interchange fee an issuer can receive from a single payment card transaction. Our HSA-linked payment cards are exempt from the rule. However, to the extent that our payment cards lose their exempt status, the interchange rates applicable to transactions involving our payment cards could be impacted, which would decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.
Our investment advisory services are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
Our subsidiary HealthEquity Advisors, LLC is an SEC-registered investment adviser that provides automated web-only investment advisory services. As such, it must comply with the requirements of the Advisers Act and related SEC regulations and is subject to periodic inspections by the SEC staff. Such requirements relate to, among other things, fiduciary duties to clients, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions, limitations on agency cross and principal transactions between the adviser and its clients, and general anti-fraud prohibitions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Compliance with regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.
Our distribution model relies on the cooperation of our Network Partners. If our Network Partners choose to partner with other providers of technology-enabled services that empower healthcare consumers, including HSA services, our business could be materially and adversely affected.
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Health Plan Partners enjoy significant market share in various geographic regions. If these Health Plan Partners choose to partner with our competitors, our results of operations, business and prospects could be materially adversely affected.
A decline in interest rate levels may reduce our ability to generate income on our cash AUM and to attract HSA contributions, which would adversely affect our profitability.
As a non-bank custodian, we must partner with our FDIC-insured custodial depository bank partners to hold and invest our cash AUM. We generate a significant portion of our consolidated revenue from fees we earn from our FDIC-insured custodial depository bank partners. For example, during the years ended January 31, 2016, 2015 and 2014, we generated approximately 30%, 28% and 31%, respectively, of our total revenue from custodial revenue. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our cash AUM. In addition, if we do not offer competitive interest rates, our members may choose another HSA custodian. Any such scenario could materially and adversely affect our business and results of operations.
If our members do not continue to utilize our payment cards, our results of operations, business and prospects would be materially adversely affected.
We derived 22%, 20% and 19% of our total revenue during the years ended January 31, 2016, 2015 and 2014, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.

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
As a non-bank custodian, we rely on our FDIC-insured custodial bank partners to hold and invest our cash AUM. If any material adverse event were to affect one of our FDIC-insured custodial depository bank partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us as our current agreements, especially in light of the recent consolidation in the banking industry, which has rendered the market for FDIC-insured retail banking services less competitive.
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
We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services such as our applications and the content on our website. We also rely on intellectual property licensed from third parties. We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. As a result of any such dispute, we may have to:

•	develop non-infringing technology;

•	pay damages;

•	enter into royalty or licensing agreements;

•	cease providing certain products or services; or

•	take other actions to resolve the claims.
Additionally, we have largely relied, and expect to continue to rely, on copyright, trade secret and trademark laws, as well as generally relying on confidentiality procedures and agreements with our team members, consultants, customers and vendors, to control access to, and distribution of, technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, use or distribute our technology without authorization, particularly in foreign jurisdictions where some of our intellectual property rights may not be protected by intellectual property laws. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position. U.S. copyright, trademark and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations.
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
We have in the past acquired, and we may in the future acquire or invest in, assets, businesses, products or technologies that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	the need to integrate or implement additional controls, procedures and policies;

•	harm to our existing business relationships with customers and strategic partners as a result of the acquisition;

•	the diversion of management’s time and resources from our core business;

•	the potential loss of key team members;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	our ability to coordinate organizations that are geographically diverse and that have different business cultures;

•	our inability to comply with the regulatory requirements applicable to the acquired business;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquisition fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition. Even if we are successful in completing and integrating an acquisition, the acquisition may not perform as we expect or enhance the value of our business as a whole.
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
Our consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $66.8 million in intangible assets, together representing approximately 33% of our total assets as of January 31, 2016. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
If we are unable to meet or exceed the net worth test required by the IRS, we could be unable to maintain our non-bank custodian status, which would have a material adverse impact on our ability to operate our business.
As a non-bank custodian, we are required to comply with Treasury Regulations Section 1.408-2(e), or the Treasury Regulations, including the net worth requirements set forth therein. If we should fail to comply with the Treasury Regulations’ non-bank custodian requirements, including the net worth requirements, such failure would materially and adversely affect our ability to maintain our current custodial accounts and grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of our authorization to operate as a non-bank custodian.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of January 31, 2016, we had approximately 2.1 million HSA Members and $3.7 billion in AUM representing growth of 50% and 56%, respectively, from January 31, 2015. For the year ended January 31, 2016, our total revenue and Adjusted EBITDA were approximately $126.8 million and $40.6 million, respectively, which represents year-over-year annual growth rates of approximately 44% and 61%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. While to date we believe we have effectively managed the effect on our operations resulting from the rapid growth of our business, our growth strategy contemplates further increasing the number of our HSA Members and our AUM at relatively higher growth rates than industry averages. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.
Our success depends in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new team members, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition and results of operations could be materially and adversely affected.

We must be able to operate and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of customers, as well as to enhance our existing products and services, attract new customers and strategic partners, and offer new products and services, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability and customer loss. We are currently investing in significant upgrading of the capacity and performance of our proprietary technology platform and database design to ensure continued performance at scale, to reduce spending on maintenance activities and to enable us to execute technology innovation more quickly. If we are unsuccessful in implementing these upgrades to our platform, we may be unable to adequately meet the needs of our customers and/or implement technology-based innovation in response to a rapidly changing market, which could harm our reputation and adversely impact our business, financial condition and results of operations.
We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing, introducing and updating these products and services on our business.
We intend to continue to invest in technology and development to create new and enhanced products and services to offer our customers and to enhance our platform’s compatibilities. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise in these areas. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development. Some new services may be received negatively by our existing and/or potential customers and strategic partners and have to be put on hold or cancelled entirely.
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
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our products, services and business and on positive recommendations from our existing customers. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platform. Interruptions or delays that inhibit our ability to meet that standard may hurt our reputation or ability to attract and retain customers.
We rely on our management team and key team members and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our founder and senior management team and other key personnel. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide stock options that vest over time or based on performance. The value to team members of stock options that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. Although we have not historically experienced unique difficulties attracting qualified team members, we could experience such problems in the future. For example, competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business will be harmed.

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
Covenants in our debt agreements could adversely affect our liquidity and financial condition.
On September 30, 2015, we entered into a new revolving credit facility, or credit agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The credit agreement provides for a secured revolving credit facility for a term of five years. Our credit agreement is required to be guaranteed by our material domestic subsidiaries, and it is secured by substantially all of our assets as well as substantially all assets of any subsidiary that becomes a guarantor. The credit agreement contains restrictive financial and other covenants which affect, among other things, the manner in which we may structure or operate our business. A failure by us to comply with our contractual obligations under the credit agreement, including restrictive, financial and other covenants, could result in a variety of material adverse consequences, including the acceleration of our indebtedness under the credit agreement and the exercise of remedies by our creditors thereunder. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under the credit agreement, either upon maturity or if accelerated upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit agreement. Also, the lenders under the credit agreement could foreclose upon all or substantially all of the assets securing our obligations thereunder.
Our ability to secure insurance may not be sufficient to cover potential liabilities.
We maintain various forms of liability insurance coverage, including coverage for errors and omissions and cybersecurity insurance. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.
Confidentiality arrangements with team members and others may not adequately prevent disclosure of trade secrets and other proprietary information.
We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our team members, independent contractors, advisers and customers. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
The ability of our team members, members, Health Plan Partners and Employer Partners to access our technology platform is critical to our business. We currently serve our customers from data centers located in Draper, Utah, with a backup site in Austin, Texas. We cannot ensure that the measures we have taken will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act, or Sarbanes-Oxley, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. Sarbanes-Oxley also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm. Because we no longer qualify as an "emerging growth company," the increased cost and regulatory burdens related to our compliance with Section 404 of Sarbanes-Oxley may divert management's attention from other business concerns and will increase our annual expenditures. Consequently, our business and results of operations may be adversely affected, making it more difficult for us to maintain future annual profitability.
If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
As of January 31, 2016, our principal stockholder, Berkley Capital Investors, L.P., or Berkley, owned approximately 20.7% of our outstanding voting shares. Therefore, Berkley may have the ability to influence us through its ownership position. Berkley may be able to determine all matters requiring stockholder approval. For example, it may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that other stockholders feel are not in their best interests. In addition, our certificate of incorporation and bylaws do not permit cumulative voting in the election of directors. The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board’s decision regarding a takeover.
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
As of January 31, 2016, we are no longer an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.
Because the market value of our common stock held by non-affiliates exceeded $700 million as of July 31, 2015, we were deemed a large accelerated filer as of January 31, 2016 and, accordingly, we no longer qualify as an emerging growth company. As a large accelerated filer, we are now subject to certain disclosure requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, which could divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.

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
If we decide to issue debt securities in the future, which would rank senior to shares of our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their shareholdings in us.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult; even if such events would be beneficial to the interests of our stockholders. These provisions include the inability of our stockholders to act by written consent and certain advance notice procedures with respect to stockholder proposals and nominations for candidates for the election of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and Delaware law to prevent or delay a transaction involving a change in control of our company, even if doing so would benefit our stockholders.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or team members.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim for breach of a fiduciary duty owed by any of our directors and officers to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other team members, which may discourage such lawsuits against us and our directors, officers and other team members. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved staff comments
None.

Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, where we lease approximately 82,000 square feet of office space under a lease that expires in March 2026. We also lease approximately 3,000 square feet of office space in Overland Park, Kansas under a lease that expires in February 2019 and lease additional space at data centers located in Draper, Utah and Austin, Texas, pursuant to leases expiring in June 2016 and May 2017, respectively.
On May 15, 2015, we entered into a lease agreement related to the lease of a new office building adjacent to our headquarters in Draper, Utah. We expect to occupy approximately 50,000 square feet of the new building by August 2016. The lease for the new building has an initial term of 129 months upon substantial completion and delivery of the building. We believe that our current facilities are sufficient to meet our current needs.

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

Holders

As of February 29, 2016, there were approximately 40 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Stock price

The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the indicated periods:

	Price Range
Fiscal year ended January 31, 2016:	High	Low
Fourth Quarter	$35.78	$19.77
Third Quarter	$34.38	$24.73
Second Quarter	$34.56	$24.52
First Quarter	$27.89	$18.88

	Price Range
Fiscal year ended January 31, 2015:	High	Low
Fourth Quarter	$27.74	$19.26
Third Quarter	$22.84	$16.11
Second Quarter (on July 31, 2014)	$20.00	$17.04

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

The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from July 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2016. The chart assumes $100 was invested on July 31, 2014 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

During the year ended January 31, 2016, the Company used funds received from the offerings to acquire the rights to be the custodian of the Bancorp and M&T HSA portfolios for approximately $34.2 million and approximately $6.2 million, respectively. The remainder of the funds received have been invested in registered money market accounts and mutual funds.

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

	Year ended January 31,
(in thousands, except for per share data)	2016	2015	2014	2013
Consolidated operations data:
Revenue	$126,786	$87,855	$62,015	$46,088
Cost of revenue	54,188	39,882	29,213	21,968
Gross profit	72,598	47,973	32,802	24,120
Operating expenses	46,455	31,100	21,278	17,028
Income from operations	26,143	16,873	11,524	7,092
Other expense	(589)	(1,109)	(6,150)	(590)
Income before income taxes	25,554	15,764	5,374	6,502
Income tax provision (benefit)	8,941	5,598	4,141	(4,667)
Net income	$16,613	$10,166	$1,233	$11,169
Net income (loss) attributable to common stockholders:
Basic	$16,613	$12,058	$(7,132)	$3,993
Diluted	$16,613	$10,901	$(7,132)	$9,562
Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$0.39	$(1.26)	$0.81
Diluted	$0.28	$0.21	$(1.26)	$0.25
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	56,719	31,181	5,651	4,924
Diluted	58,863	51,856	5,651	37,514
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$123,775	$111,005	$13,917	$5,905
Working capital	130,942	115,888	14,327	7,024
Total assets	219,795	158,769	55,090	46,301
Total liabilities	16,338	14,674	21,082	11,514
Total redeemable convertible preferred stock	—	—	46,714	41,186
Total stockholders' equity (deficit)	$203,457	$144,095	$(12,706)	$(6,399)

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
The core of our ecosystem is the HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 25 of the 50 largest health plans in the country, a number of which are among 31 Blue Cross and Blue Shield health plans in 29 states, and over 33,000 employer clients. Through our Network Partners, we have the potential to reach over 72 million consumers, representing approximately 39% of the under-age 65 privately insured population in the United States.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, RAs, and investment accounts on one website, and in 2013, our registered investment advisor subsidiary began delivering HSA-specific investment advice online.
We generate revenue primarily from three sources: service revenue (previously referred to as account fees), custodial revenue (previously referred to as custodial fees) and interchange revenue (previously referred to card fees). We generate service revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial revenue from interest we earn on cash AUM deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. We also generate interchange revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in Part 1, Item 1A of this Annual Report on Form 10-K.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in HSA Plans and other consumer-centric health plans. In particular, we believe that the implementation of the Affordable Care Act over the remainder of this decade, continued growth in healthcare costs, and related factors will spur HSA Plan and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict.

Attracting and penetrating network partners
We created our business model to take advantage of the changing dynamics of the U.S. private health insurance market. Our model is based on a B2B2C distribution strategy, meaning that we rely on our Employer Partners and Health Plan Partners to reach potential members to increase the number of our HSA Members. Our success depends in large part on our ability to further penetrate our existing Network Partners by adding new HSA members from these partners and adding new Network Partners.
Our innovative technology platform
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions differentiate us from our competitors and drive our growth in revenue, HSA Members, Network Partners and AUM. Similarly, these innovations underpin our ability to provide a differentiated consumer experience in a cost-effective manner. For example, we are currently undertaking a significant update of our proprietary platform’s architecture, which will allow us to improve our transaction processing capabilities and related platform infrastructure to support continued account and transaction growth. We intend to continue to invest in our technology development to enhance our platform’s capabilities and infrastructure.
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
Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold cash AUM, and we generate a significant portion of our total revenue from interest we charge based on interest rates offered to us by these partners. These contracts are generally long-term, substantially reducing our exposure to short-term fluctuations in interest rates. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate margins available to us and thus the size of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our interest rate margins. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Our competition and industry
Our direct competitors are HSA custodians. These are primarily state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Health Plan Partners may also choose to offer technology-based healthcare services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Regulatory change
Federal law and regulations, including the Affordable Care Act, IRS regulations, labor law and public health regulations that govern the provision of health insurance and are the foundation for tax-advantaged healthcare saving and spending through HSAs and RAs, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as HIPAA and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Advisers Act and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.

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
HSA members
The following table sets forth our HSA Members for the periods indicated:

				% change from	% change from
	January 31, 2016	January 31, 2015	January 31, 2014	2015 to 2016	2014 to 2015
HSA Members	2,140,631	1,426,785	967,710	50%	47%
Average HSA Members - Year-to-date	1,600,327	1,087,962	747,182	47%	46%
Average HSA Members - Quarter-to-date	1,850,843	1,230,256	837,666	50%	47%
HSAs with investments	44,680	30,552	19,432	46%	57%
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA.
The number of our HSA Members increased by approximately 714,000, or 50%, from January 31, 2015 to January 31, 2016, and by approximately 459,000, or 47%, from January 31, 2014 to January 31, 2015.
The increase in the number of our HSA Members in these periods was primarily driven by the addition of new Network Partners and further penetration into existing Network Partners. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the Bancorp and M&T HSA portfolios consisting of approximately 160,000 and 35,000 HSA Members, respectively, the latter of which transitioned to our platform subsequent to January 31, 2016.
Assets under management
The following table sets forth our AUM for the periods indicated:

				% change from	% change from
(in thousands, except percentages)	January 31, 2016	January 31, 2015	January 31, 2014	2015 to 2016	2014 to 2015
Cash AUM	$3,278,628	$2,075,741	$1,442,336	58%	44%
Investment AUM	405,878	286,526	182,614	42%	57%
Total AUM	$3,684,506	$2,362,267	$1,624,950	56%	45%
Average daily cash AUM - Year-to-date	$2,326,506	$1,553,845	$1,137,825	50%	37%
Average daily cash AUM - Quarter-to-date	$2,682,827	$1,698,402	$1,223,589	58%	39%
We define AUM as our custodial assets under management. Our AUM, which is our HSA Members' assets under management, consists of the following components: (1) cash deposit AUM, which are deposits with our FDIC-insured custodial depository bank partners, (2) cash AUM invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our AUM is important because our custodial revenue is determined by the applicable account yields and average daily cash AUM balances.
Our total AUM increased by $1.3 billion, or 56%, from January 31, 2015 to January 31, 2016. Our total AUM increased by $737.3 million, or 45%, from January 31, 2014 to January 31, 2015. The increase in total AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the Bancorp and M&T HSA portfolios consisting of approximately $390.0 million and $63.0 million of AUM, respectively, the latter of which transitioned to our platform subsequent to January 31, 2016.

Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2016	2015	2014	2015 to 2016	2014 to 2015
Adjusted EBITDA	$40,625	$25,242	$15,769	61%	60%
As a percentage of revenue	32%	29%	25%
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
Our Adjusted EBITDA increased by $15.4 million, or 61%, from $25.2 million for the year ended January 31, 2015 to $40.6 million for the year ended January 31, 2016. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $9.3 million, or 55%, increase in income from operations.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended January 31,
(in thousands)	2016	2015	2014
Net income	$16,613	$10,166	$1,233
Interest expense	91	—	44
Income tax provision	8,941	5,598	4,141
Depreciation and amortization	6,393	4,253	2,633
Amortization of acquired intangible assets	2,208	1,637	1,637
Loss on revaluation of warrants	—	—	614
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	735	5,363
Stock-based compensation expense	5,883	2,525	57
Other (1)	496	328	47
Total adjustments	$24,012	$15,076	$14,536
Adjusted EBITDA	$40,625	$25,242	$15,769

(1)
For the years ended January 31, 2016, 2015 and 2014, Other consisted of interest income of $(414), $(38) and $(49), miscellaneous taxes of $334, $366 and $96, acquisition-related costs of $471, $0 and $0, and SEC registration costs of $105, $0 and $0, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2016	2015	2014	2015 to 2016	2014 to 2015
Service revenue	$61,608	$45,735	$31,129	35%	47%
Custodial revenue	37,755	24,374	18,955	55%	29%
Interchange revenue	27,423	17,746	11,931	55%	49%
Total revenue	$126,786	$87,855	$62,015	44%	42%

We generate revenue from three primary sources: service revenue (previously referred to as account fee revenue), custodial revenue (previously referred to as custodial fee revenue) and interchange revenue (previously referred to as card fee revenue).
Service revenue.    We earn service revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and RAs we offer. Our fees are generally based on a fixed tiered structure for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
Custodial revenue.    We earn custodial revenue from our AUM held in trust with our FDIC-insured custodial depository bank partners, our insurance company partner and our custodial investment partner. As a non-bank custodian, we deposit our cash AUM with our various bank partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our cash AUM that is based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such investment AUM.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our payment cards to make a qualified purchase. This revenue is collected each time a member “swipes” our payment card to pay a healthcare-related expense. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing bank and the card processor.
Cost of revenue
Cost of revenue includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of revenue include interest paid to members on cash AUM and interchange costs incurred in connection with processing card transactions for our members.
Service costs.    Service costs (previously referred to as account costs) include the servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits, the cost associated with issuance of new payment cards and costs of marketing materials that we produce for our Network Partners.
Custodial costs.    Custodial costs are comprised of interest we pay to our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our FDIC-insured custodial depository banking partners. We pay interest to HSA Members on a tiered basis. The interest rates we pay to HSA Members can be changed at any time upon required notice, which is typically 30 days.
Interchange costs.    Interchange costs (previously referred to as card costs) are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on RA-linked payment card transactions, which is the requirement that we confirm each purchase involves a qualified medical expense as defined under applicable law, payment card costs are higher for RA card transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.
Gross profit and gross margin
Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including the amount we charge our partners and members, interest rates, how many services we deliver per account, and payment processing costs per account. We expect our annual gross margin to remain relatively steady over the near term, although our gross margin could fluctuate from period to period depending on the interplay of these factors.
Operating expenses
Sales and marketing.    Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including sales commissions for our direct sales force, external agent/broker commission expenses, marketing expenses, depreciation, amortization, stock-based compensation, and common expense allocations.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. On an annual basis, we expect our sales and marketing expenses to increase slightly as a percentage of our total revenue over the near term. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development.    Technology and development expenses include personnel and related expenses for software engineering, information technology, and product development. Technology and development expenses also include software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
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
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, compliance, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, compliance, accounting, insurance, investor relations and other public company costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. We expect our general and administrative expenses to remain fairly steady as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will increase going forward due to the acquisition of the right to be the custodian of the Bancorp and M&T HSA portfolios, which occurred during the year ended January 31, 2016. The acquired intangible assets will be amortized using the straight-line method over an estimated useful life of 15 years.
Other expense
Other expense primarily consists of interest expense associated with our credit facility, miscellaneous taxes, acquisition-related expenses and loss on revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. We continued to record adjustments to the fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock until March 31, 2014, at which time the remeasurements ceased. During the year ended January 31, 2015, we recorded a loss on revaluation of this derivative liability. However, as a result of the modification of our series D-3 redeemable convertible preferred stock on March 31, 2014, we reclassified the aggregate fair value of the derivative liability associated with our series D-3 redeemable convertible preferred stock to additional paid-in capital and we ceased to record any related fair value adjustments.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of January 31, 2016, we remain in a net deferred tax liability position. In accordance with FASB ASC 718-740-25-10, Compensation-Stock Compensation, a portion of deferred tax assets attributable to excess stock option benefits is tracked separately and is not included in the recorded deferred tax assets. As of January 31, 2016, deferred tax assets attributable to excess stock option benefits total $7.4 million. Such benefit will not be recorded until the deduction reduces cash taxes payable. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of historical profits coupled with forecasted profitability, no valuation allowance was required as of January 31, 2016.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year ended January 31,
(in thousands)	2016	2015	2014
Revenue
Service revenue	$61,608	$45,735	$31,129
Custodial revenue	37,755	24,374	18,955
Interchange revenue	27,423	17,746	11,931
Total revenue	126,786	87,855	62,015
Cost of revenue
Service costs	39,418	29,842	21,589
Custodial costs	6,522	4,141	3,487
Interchange costs	8,248	5,899	4,137
Total cost of revenue	54,188	39,882	29,213
Gross profit	72,598	47,973	32,802
Operating expenses
Sales and marketing	13,302	10,619	8,602
Technology and development	16,832	10,501	7,142
General and administrative	14,113	8,343	3,897
Amortization of acquired intangible assets	2,208	1,637	1,637
Total operating expenses	46,455	31,100	21,278
Income from operations	26,143	16,873	11,524
Other expense
Loss on revaluation of warrants	—	—	(614)
Loss on revaluation of redeemable convertible preferred stock derivative	—	(735)	(5,363)
Other expense, net	(589)	(374)	(173)
Total other expense	(589)	(1,109)	(6,150)
Income before income taxes	25,554	15,764	5,374
Income tax provision	8,941	5,598	4,141
Net income	$16,613	$10,166	$1,233

The following table presents the components of our results of operations for the periods indicated as a percentage of our total revenue:

	Year ended January 31,
	2016	2015	2014
Revenue
Service revenue	48%	52%	50%
Custodial revenue	30%	28%	31%
Interchange revenue	22%	20%	19%
Total revenue	100%	100%	100%
Cost of revenue
Service costs	31%	34%	35%
Custodial costs	5%	5%	5%
Interchange costs	7%	7%	7%
Total cost of revenue	43%	46%	47%
Gross profit	57%	54%	53%
Operating expenses
Sales and marketing	10%	12%	14%
Technology and development	13%	12%	11%
General and administrative	11%	9%	6%
Amortization of acquired intangible assets	2%	2%	3%
Total operating expenses	36%	35%	34%
Income from operations	21%	19%	19%
Other expense
Loss on revaluation of warrants	—%	—%	(1)%
Loss on revaluation of redeemable convertible preferred stock derivative	—%	(1)%	(9)%
Other expense, net	(1)%	—%	—%
Total other expense	(1)%	(1)%	(10)%
Income before income taxes	20%	18%	9%
Income tax provision	7%	6%	7%
Net income	13%	12%	2%
Comparison of the years ended January 31, 2016, 2015 and 2014
Service revenue
The $15.9 million increase in service revenue from the year ended January 31, 2015 to the year ended January 31, 2016 was primarily due to an increase in the number of our HSA Members. The $14.6 million increase in service revenue from the year ended January 31, 2014 to the year ended January 31, 2015 was also primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 714,000, or 50%, from January 31, 2015 to January 31, 2016, and by approximately 459,000, or 47%, from January 31, 2014 to January 31, 2015.
The growth in the number of our HSA Members over the past two years was due to a combination of growth from our new and existing Network Partners and the acquisition of the right to be the custodian of the Bancorp and M&T HSA portfolios during the year ended January 31, 2016.
Service revenue per HSA Member decreased by approximately 8% from the year ended January 31, 2015 to the year ended January 31, 2016. Our service revenue tier structure incentivizes Network Partners to add HSA Members by charging a lower rate as additional HSA Members are added. Accordingly, as Network Partners add more HSA Members, the service revenue per HSA Member will continue to decrease. Additionally, as RAs grow less rapidly than HSAs, service revenue per HSA Member will decrease. The decrease in service revenue per HSA Member was partially offset by an increase in custodial revenue per HSA Member.

Custodial revenue
The $13.4 million increase in custodial revenue from the year ended January 31, 2015 to the year ended January 31, 2016 was primarily due to an increase in average daily cash AUM of $772.7 million, or 50%, and an increase in the yield on average cash AUM from 1.52% in the year ended January 31, 2015 to 1.57% in the year ended January 31, 2016. Custodial revenue increased in the year ended January 31, 2016 as a percentage of our total revenue compared to the year ended January 31, 2015, primarily due to our AUM growing faster than our HSA Members and higher yield on average cash AUM.
The $5.4 million increase in custodial revenue from the year ended January 31, 2014 to the year ended January 31, 2015 was primarily due to an increase in average daily cash AUM of $416.0 million, or 37%, partially offset by a decrease in the yield on average cash AUM from 1.64% in the year ended January 31, 2014 to 1.52% in the year ended January 31, 2015. Custodial revenue decreased in the year ended January 31, 2015 as a percentage of our total revenue compared to the year ended January 31, 2014, primarily due to lower-rate custodial depository agreements added in the year ended January 31, 2015 to accommodate our growth in cash AUM. This had an adverse impact on our interest yield during the year ended January 31, 2015 compared to the year ended January 31, 2014.
Cash AUM per HSA Member of $1,532 as of January 31, 2016 increased compared to the cash AUM per HSA Member of $1,455 as of January 31, 2015. This was primarily due to the Bancorp HSA portfolio acquired during the year having higher average cash AUM balances.
Custodial revenue per HSA Member increased by approximately 5% from the year ended January 31, 2015 to the year ended January 31, 2016, primarily due to the higher yield and higher average cash AUM balances.
Interchange revenue
The $9.7 million increase in interchange revenue from the year ended January 31, 2015 to the year ended January 31, 2016 was due to an overall increase in the number of our HSA Members and payment activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our interchange revenue.
The $5.8 million increase in interchange revenue from the year ended January 31, 2014 to the year ended January 31, 2015 was due to an overall increase in the number of our HSA Members and payment activity.
Our efforts to increase card spend on our platform has resulted in an increase in interchange revenue per HSA Member for the year ended January 31, 2016 by approximately 5%.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2016	2015	2014	2015 to 2016	2014 to 2015
Service costs	$39,418	$29,842	$21,589	32%	38%
Custodial costs	6,522	4,141	3,487	57%	19%
Interchange costs	8,248	5,899	4,137	40%	43%
Total cost	$54,188	$39,882	$29,213	36%	37%
Service costs
The $9.6 million increase in service costs from the year ended January 31, 2015 to the year ended January 31, 2016 was due to the higher volume of total accounts being serviced. The $9.6 million increase includes $5.5 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased activation and processing costs of $2.1 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation of $686,000, depreciation and amortization of $465,000, information technology expenses of $339,000 and $560,000 in other expenses.
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

Custodial costs
The $2.4 million increase in custodial costs from the year ended January 31, 2015 to the year ended January 31, 2016 was due to an increase in custodial costs on average cash AUM from 0.27% for the year ended January 31, 2015 to 0.28% for the year ended January 31, 2016, and an increase in average daily cash AUM from $1.55 billion for the year ended January 31, 2015 to $2.33 billion during the year ended January 31, 2016.
The $654,000 increase in custodial costs from the year ended January 31, 2014 to the year ended January 31, 2015 was due to an increase in average daily cash AUM from $1.14 billion for the year ended January 31, 2014 to $1.55 billion for the year ended January 31, 2015. This was offset by a decrease in custodial costs on average cash AUM from 0.31% for the year ended January 31, 2014 to 0.27% for the year ended January 31, 2015.
Interchange costs
The $2.3 million and $1.8 million increase in interchange costs for the years ended January 31, 2016 and 2015, respectively, are a result of the overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2016	2015	2014	2015 to 2016	2014 to 2015
Sales and marketing	$13,302	$10,619	$8,602	25%	23%
Technology and development	16,832	10,501	7,142	60%	47%
General and administrative	14,113	8,343	3,897	69%	114%
Amortization of acquired intangible assets	2,208	1,637	1,637	35%	—%
Total operating expenses	$46,455	$31,100	$21,278	49%	46%
Sales and marketing
The $2.7 million increase in sales and marketing expenses from the year ended January 31, 2016 to the year ended January 31, 2015 primarily consisted of increased staffing and sales commissions of $2.1 million, increased stock compensation expense of $399,000, and other expenses of $213,000.
The $2.0 million increase in sales and marketing expenses from the year ended January 31, 2015 to the year ended January 31, 2014 primarily consisted of increased staffing and sales commissions of $1.1 million, stock compensation expense of $492,000, and other expenses of $394,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $6.3 million increase in technology and development expenses from the year ended January 31, 2015 compared to the year ended January 31, 2016 resulted primarily from the hiring of additional personnel of $4.5 million, increased amortization and depreciation of $1.6 million, stock compensation of $750,000, information technology expenses of $653,000 and other expenses of $350,000, all of which were offset primarily by a decrease in professional fees of $1.1 million and an increase in capitalized engineering costs of $451,000 associated with the development and enhancement of our proprietary technology platform.
The $3.4 million increase in technology and development expenses for the year ended January 31, 2015 compared to the year ended January 31, 2014 resulted primarily from increased professional fees of $2.9 million related to the ongoing project to improve and optimize our proprietary technology platform and compensation of $1.7 million related to hiring additional personnel. There were other expenses of $616,000, stock compensation of $247,000, and amortization and depreciation of $1.3 million, all of which were offset primarily by an increase in capitalized engineering costs of $3.4 million associated with the development and enhancement of our proprietary technology platform.

We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $5.8 million increase in general and administrative expenses for the year ended January 31, 2016 compared to the year ended January 31, 2015 was primarily attributable to the hiring of additional personnel of $1.3 million, increased professional fees of $2.2 million, stock compensation of $1.5 million and other expenses of $758,000 primarily related to public company costs.
The $4.4 million increase in general and administrative expenses for the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily attributable to increased personnel and professional fees of $2.2 million, stock compensation of $1.3 million and other expenses of $923,000 primarily related to public company costs.
As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.

Amortization of acquired intangible assets
The $571,000 increase in amortization of acquired intangible assets for the year ended January 31, 2016 compared to the year ended January 31, 2015 was attributable to the $34.2 million acquisition of the rights to be the custodian of the Bancorp HSA portfolio that occurred during the year. The amortization of acquired intangible assets was unchanged between the years ended January 31, 2015 and 2014 as no acquisitions occurred during the years ended January 31, 2015 and 2014.
We expect the amortization of acquired intangible assets to increase in dollar amount as a result of the HSA portfolio acquisitions that occurred during the year ended January 31, 2016.
Other expense
The following table sets forth our other expense for the periods indicated.

	Year ended January 31,			$ change from	$ change from
(in thousands)	2016	2015	2014	2015 to 2016	2014 to 2015
Loss on revaluation of warrants	$—	$—	$(614)	$—	$614
Loss on revaluation of redeemable convertible preferred stock derivative	—	(735)	(5,363)	735	4,628
Other expense, net	(589)	(374)	(173)	(215)	(201)
Other expense	$(589)	$(1,109)	$(6,150)	$520	$5,041
The change in other income and expense, net for the year ended January 31, 2016 is primarily attributable to the timing of ongoing acquisition-related activity costs and shelf registration statement costs.
The change in other income and expense, net for the year ended January 31, 2015 is primarily attributable to the timing of miscellaneous taxes and interest income.
Loss on revaluation of warrants
All liability warrants were exercised during the year ended January 31, 2014; therefore, there were no adjustments to the fair market value of the common stock warrants during the year ended January 31, 2015.
The $614,000 loss during the year ended January 31, 2014 relates to the revaluation of common stock warrants issued in relation to our acquisition of First HSA, LLC in the year ended January 31, 2011.
Loss on revaluation of redeemable convertible preferred stock derivative
The $735,000 loss during the year ended January 31, 2015 relates to the revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock. Due to the modification of our series D-3 redeemable convertible preferred stock in March 2014, there were no further fair market value adjustments.
The $5.4 million loss during the year ended January 31, 2014 relates to the revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock.

Income tax provision
Income tax provision for the years ended January 31, 2016, 2015, and 2014 was $8.9 million, $5.6 million, and $4.1 million, respectively. The increase in income tax provision during the year ended January 31, 2016 compared to the year ended January 31, 2015 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with a decrease in non-deductible expenses and the tax benefit on research and development credits claimed. The increase in income tax provision during the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes which was netted with an increase in the tax benefit on research and development credits claimed and a decrease in non-deductible expenses.
Our effective income tax rate for the years ended January 31, 2016, 2015 and 2014 was 35.0%, 35.5%, and 77.1%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, and other discrete items. The decrease in the effective income tax rate for the years ended January 31, 2016 and 2015 was primarily the result of a decrease in non-deductible items.
Seasonality
Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. A significant number of new and existing Network Partners bring us new HSA Members beginning in January of each year concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new HSA Members, we incur costs related to implementing and supporting our new Network Partners and new HSA Members. These costs of services relate to activating accounts and hiring additional staff, including seasonal help to support our Member Education Center. These expenses begin to ramp up during our third fiscal quarter with the majority of expenses incurred in our fourth fiscal quarter. We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January.
Liquidity and capital resources
Cash and marketable securities overview
As of January 31, 2016, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of January 31, 2016 and January 31, 2015, cash, cash equivalents and marketable securities were $123.8 million and $111.0 million, respectively.
Capital resources
As a result of our follow-on offering, we received net proceeds of approximately $23.5 million in May 2015 from the sale of 972,500 shares of our common stock.
On September 9, 2015, we filed a “shelf” registration statement on Form S-3 with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including, but not limited to, working capital, sales and marketing activities, general and administrative matters and capital expenditures, and if opportunities arise, for the acquisition of, or investment in, assets, technologies, solutions or businesses that complement our business. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
On September 30, 2015, we entered into a new credit facility of $100.0 million. The credit facility has a term of five years. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of January 31, 2016. We were in compliance with all covenants as of January 31, 2016.
Use of cash
Capital expenditures for the years ended January 31, 2016, 2015, and 2014 were $9.3 million, $8.1 million, and $5.4 million, respectively. We expect to continue our increased capital expenditures during the year ending

January 31, 2016 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include software engineering services, computer hardware, and personnel and related costs for software engineering.
We believe our existing cash, cash equivalents and marketable securities, will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements we may need to raise additional funds through public or private equity or debt financing. In the event that additional financing is required, we may not be able to raise it on favorable terms, if at all.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$26,541	$15,046	$18,015
Net cash used in investing activities	(90,552)	(8,437)	(4,639)
Net cash provided by (used in) financing activities	36,647	90,479	(5,364)
(Decrease) Increase in cash and cash equivalents	(27,364)	97,088	8,012
Beginning cash and cash equivalents	111,005	13,917	5,905
Ending cash and cash equivalents	$83,641	$111,005	$13,917
Cash flows provided by operating activities. Net cash provided by operating activities during the year ended January 31, 2016 resulted primarily from our net income of $16.6 million being adjusted for the following non-cash items: depreciation and amortization of $8.6 million and stock-based compensation of $5.9 million, changes in accrued compensation of $2.5 million, and accounts payable of $1.0 million. These were offset by changes in accounts receivable of $5.2 million, deferred income taxes of $2.2 million, and accrued liabilities, deferred rent and other assets of $742,000.
Net cash provided by operating activities during the year ended January 31, 2015 resulted primarily from our net income of $10.2 million being adjusted for the following non-cash items: depreciation and amortization of $5.9 million and stock-based compensation of $2.5 million, deferred income taxes of $1.6 million, changes in accrued compensation of $1.2 million and a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000 and changes in deferred rent of $95,000. These items were offset by changes in accounts receivable of $3.4 million, other assets of $1.6 million, accounts payable of $1.2 million, accrued liabilities and inventories of $1.0 million.
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
Cash flows used in investing activities. Net cash used in investing activities during the year ended January 31, 2016 was primarily the result of the acquisition of the right to be the custodian of the Bancorp and M&T HSA portfolios totaling $40.5 million, the purchases of marketable securities of $40.3 million, and a $500,000 investment in a limited partnership that engages in the development of technology-based financial healthcare products.
We continue to increase our purchases of software and capitalized software development costs due to continued growth. During the years ended January 31, 2016, 2015 and 2014 purchases of software and capitalized software development costs were $6.9 million, $6.4 million, and $3.8 million, respectively. We also increased our purchases of property and equipment to $2.4 million, $1.7 million and $1.6 million, respectively, due to our continued growth.
There were other investing activities of $305,000 during the year ended January 31, 2015. We also issued a note receivable to a stockholder in the principal amount of $800,000 during the year ended January 31, 2013, which was repaid in full during the year ended January 31, 2014.

Cash flows provided by (used in) financing activities. Cash flow provided by financing activities during the year ended January 31, 2016 resulted primarily from our follow-on offering where we received net proceeds of $23.5 million from the sale of 972,500 shares of our common stock, proceeds associated with the exercise of stock options of $1.9 million, and the associated tax benefits of $11.6 million. These items were offset by deferred financing costs paid of $317,000 in conjunction with the credit agreement entered into during the year.
Cash flow provided by financing activities during the year ended January 31, 2015 resulted primarily from $132.6 million of proceeds from our IPO, net of $3.7 million of offering costs, payment of a previously declared cash dividend of $50.0 million, proceeds associated with the exercise of stock options of $2.4 million, exercise of common stock warrants totaling $2.4 million and the associated tax benefits of $3.4 million.
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
Contractual obligations
We lease office space, data storage facilities, equipment and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2016 are as follows:

	Payment due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Lease Obligations	$1,685	$3,214	$3,398	$9,983	$18,280
Data Storage and Equipment Lease Obligations	207	89	67	4	367
Total	$1,892	$3,303	$3,465	$9,987	$18,647

On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for a new landlord to construct a building at its cost and to use reasonable efforts to substantially complete the building by July 2016. The Company has no risk of loss during the construction period. The lease will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the year ended January 31, 2016.
Lease expense for office space for the years ended January 31, 2016, 2015 and 2014 totaled $2.1 million, $1.6 million and $935,000, respectively. We also lease office space in Overland Park, Kansas, which expires in February 2019.
The data storage and equipment leases relate to our offsite data storage facility and office equipment leases. All of these leases expire by the year ended January 31, 2017.
We also have agreements with several entities for access to technology and software. The agreements are based on usage, and there are no minimum required monthly payments.
Processing services agreement—During the year ended January 31, 2016, the Company amended its merchant processing services agreement with a vendor. The agreement expires December 31, 2020 and requires the Company to pay a minimum processing fee based on the processing year of the agreement. The Company may terminate the agreement beginning January 1, 2020 by providing 180 days’ written notice.

If the processing agreement is terminated prior to December 31, 2020, the Company is required to pay the vendor a termination fee, equal to 75% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account-boarding incentive fee.
Minimum processing fees required under the terms of the merchant processing services agreement are as follows:

Year ending January 31, (in thousands)	Minimum processing fees
2017	$825
2018	825
2019	825
2020	825
2021	825
For each of the years ended January 31, 2016, 2015 and 2014, the Company exceeded the minimum amounts required under the agreement.
Off-balance sheet arrangements
Except as disclosed in the notes to our financial statements, we do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Revenue recognition
We earn revenue primarily from three sources: service revenue (previously referred to as account fees), custodial revenue (previously referred to as custodial fees) and interchange revenue (previously referred to as card fees). We recognize revenue when the following criteria are met: (1) collectability is reasonably assured; (2) delivery has occurred; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable fee.

•
Service revenue:    We charge our Network Partners, employer clients or individual members a monthly service fee once a member account is set up on our system. We recognize revenue on the monthly service fees in the month during which we service each member account.

•
Custodial revenue:    We earn interest on cash AUM. This interest is earned from various FDIC-insured bank partners with whom we deposit our members’ HSA cash assets. We also receive certain administrative and recordkeeping fees for investment AUM from our investment partners. We recognize this revenue in the month in which it is earned.

•
Interchange revenue:    We earn interchange revenue from card transaction “swipes” by our members when our members use our payment cards to pay healthcare-related claims and expenses. We recognize this revenue in the month in which it is earned.

Marketable securities
Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. We classify marketable securities, including securities with maturities beyond twelve months, as current assets in the consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income, net of the related tax effect. We evaluate marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations and comprehensive income.
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
Acquisitions
To determine whether an acquisition qualifies as a business combination or an asset acquisition, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired group of assets. If we determine that the acquisition consists of inputs, as well as processes that when applied to those inputs have the ability to create outputs, the acquisition is determined to be a business combination. In instances where the acquired group of assets does not include sufficient inputs and processes to produce outputs, the acquisition is determined to be an asset acquisition. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The costs of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill.
If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an acquisition qualifies as an asset acquisition, the related transaction costs are capitalized and subsequently amortized over the useful life of the acquired assets.
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
Prior to our initial public offering, management used all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows and net income. After the consummation of our initial public offering, our stock price and associated market capitalization were also considered in the determination of reporting unit fair value. In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities. No provision for goodwill or other intangible asset impairments was recorded during the years ended January 31, 2016, 2015 and 2014. However, a lower fair value estimate in the future could result in impairment. A prolonged or significant decline in our stock price could provide evidence of a need to record a material impairment of goodwill.

Income taxes
We account for income taxes and the related accounts under the liability method as set forth in the authoritative guidance for accounting for income taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.
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
Stock-based compensation
We award time-based and performance-based stock options to team members, directors, and executive officers. Stock-based compensation costs related to stock options granted are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. With respect to time-based stock options, the grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options we grant to team members generally vest over four years. With respect to performance-based stock options, stock compensation expense is recognized over the requisite service period using the graded-vesting attribution method when it is probable that the performance condition will be achieved. Each reporting period, we evaluate the probability of achieving the performance criteria and of the number of shares that are expected to vest; compensation expense is then adjusted to reflect the number of shares expected to vest. Accordingly, the expense recognized is an estimate that may change over time as key assumptions are updated. We expect to continue to grant stock options in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended January 31,
	2016	2015	2014
Expected volatility	38.29% - 40.29%	32.90% - 40.29%	32.90%
Expected term (in years)	5.43 - 6.25 years	5.6 - 7.3 years	3 years
Risk-free interest rate	1.47% - 1.80%	1.12% - 2.24%	0.35%-0.80%
Expected dividend yield	—%	—%	—%
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet classifications of deferred taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The net current deferred tax asset as of January 31, 2016 was $2.6 million. The Company plans to early adopt this guidance on a prospective basis in the first quarter of fiscal year 2017.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this ASU on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments in this ASU are intended to improve the guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the potential impact of this ASU on the consolidated financial statements.

Item 7A. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the years ended January 31, 2016, 2015, and 2014, no one customer accounted for greater than 10% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of January 31, 2016 were $123.8 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of January 31, 2016 was $14.3 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

Assets under management
Our cash AUM consists of custodial HSA funds we hold in trust on behalf of our members. As of January 31, 2016, we had cash AUM of approximately $3.7 billion. We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2016, we had unrestricted cash and cash equivalents of $83.6 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
As of January 31, 2016, we had marketable securities of $40.1 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as "available-for-sale," no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries
Index to consolidated financial statements

Page
Report of independent registered public accounting firm	53
Consolidated balance sheets as of January 31, 2016 and 2015	54
Consolidated statements of operations and comprehensive income for the years ended January 31, 2016, 2015 and 2014	55
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the years ended January 31, 2016, 2015 and 2014	56
Consolidated statements of cash flows for the years ended January 31, 2016, 2015 and 2014	57
Notes to consolidated financial statements	59

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of HealthEquity, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HealthEquity, Inc. and its subsidiaries at January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in the year ended January 31, 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 31, 2016

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2016	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$83,641	$111,005
Marketable securities, at fair value	40,134	—
Total cash, cash equivalents and marketable securities	123,775	111,005
Accounts receivable, net of allowance for doubtful accounts of $40 as of January 31, 2016 and 2015	14,308	9,054
Inventories	620	625
Deferred tax asset	2,642	1,764
Other current assets	1,703	2,271
Total current assets	143,048	124,719
Property and equipment, net	3,506	2,577
Intangible assets, net	66,840	26,541
Goodwill	4,651	4,651
Other assets	1,750	281
Total assets	$219,795	$158,769
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,431	$1,303
Accrued compensation	7,776	5,301
Accrued liabilities	1,899	2,227
Total current liabilities	12,106	8,831
Long-term liabilities
Deferred rent	236	488
Deferred tax liability	3,996	5,355
Total long-term liabilities	4,232	5,843
Total liabilities	16,338	14,674
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2016 and 2015	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 57,726 and 54,802 shares issued and outstanding as of January 31, 2016 and 2015, respectively	6	5
Additional paid-in capital	199,940	157,094
Accumulated other comprehensive loss	(98)	—
Accumulated earnings (deficit)	3,609	(13,004)
Total stockholders’ equity	203,457	144,095
Total liabilities and stockholders’ equity	$219,795	$158,769
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations and
comprehensive income

(in thousands, except per share data)	Year ended January 31,
	2016	2015	2014
Revenue
Service revenue	$61,608	$45,735	$31,129
Custodial revenue	37,755	24,374	18,955
Interchange revenue	27,423	17,746	11,931
Total revenue	126,786	87,855	62,015
Cost of revenue
Service costs	39,418	29,842	21,589
Custodial costs	6,522	4,141	3,487
Interchange costs	8,248	5,899	4,137
Total cost of revenue	54,188	39,882	29,213
Gross profit	72,598	47,973	32,802
Operating expenses
Sales and marketing	13,302	10,619	8,602
Technology and development	16,832	10,501	7,142
General and administrative	14,113	8,343	3,897
Amortization of acquired intangible assets	2,208	1,637	1,637
Total operating expenses	46,455	31,100	21,278
Income from operations	26,143	16,873	11,524
Other expense
Loss on revaluation of warrants	—	—	(614)
Loss on revaluation of redeemable convertible preferred stock derivative	—	(735)	(5,363)
Other expense, net	(589)	(374)	(173)
Total other expense	(589)	(1,109)	(6,150)
Income before income taxes	25,554	15,764	5,374
Income tax provision	8,941	5,598	4,141
Net income	$16,613	$10,166	$1,233
Net income (loss) attributable to common stockholders:
Basic	$16,613	$12,058	$(7,132)
Diluted	$16,613	$10,901	$(7,132)
Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$0.39	$(1.26)
Diluted	$0.28	$0.21	$(1.26)
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	56,719	31,181	5,651
Diluted	58,863	51,856	5,651
Comprehensive income:
Net income	$16,613	$10,166	$1,233
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(98)	—	—
Comprehensive income	$16,515	$10,166	$1,233
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Common stock warrants	Additional paid-in capital	Accumu- lated compre- hensive loss	Accumu- lated earnings (deficit)	Total stock- holders' equity (deficit)
(in thousands, except exercise prices)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2013	17,433	$41,186	6,738	$8,990	5,386	$1	$3,679	$—	$—	$(19,069)	$(6,399)
Series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	—	—	(694)	(694)
Issuance of common stock:
Exercise of 1,084 warrants at $0.0682 per share	—	—	—	—	1,084	—	(1,345)	2,547	—	—	1,202
Exercise of 568 options at $0.9210 per share	—	—	—	—	568	—	—	523	—	—	523
Stock-based compensation	—	—	—	—	—	—	—	57	—	—	57
Tax benefit on stock options exercised	—	—	—	—	—	—	—	271	—	—	271
Stock repurchased and retired-665,613 preferred shares (674,120 common stock equivalent shares), $5.00 per share	(84)	(236)	(582)	(861)	—	—	—	—	—	(2,274)	(3,135)
Redeemable convertible preferred stock accretion	—	5,764	—	—	—	—	—	(3,398)	—	(2,366)	(5,764)
Net income	—	—	—	—	—	—	—	—	—	1,233	1,233
Balance as of January 31, 2014	17,349	$46,714	6,156	$8,129	7,038	$1	$2,334	$—	$—	$(23,170)	$(12,706)
Issuance of series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	(347)	—	—	(347)
Issuance of common stock cash dividend	—	—	—	—	—	—	—	(50,000)	—	—	(50,000)
Issuance of common stock:
Exercise of 2,972 warrants at $0.8008 per share	—	—	—	—	2,972	—	(2,334)	4,714	—	—	2,380
Exercise of 1,841 options at $1.3204 per share	—	—	—	—	1,841	—	—	2,430	—	—	2,430
Conversion of preferred stock to common stock upon initial public offering	(17,349)	(42,693)	(6,156)	(8,129)	32,486	3	—	50,819	—	—	42,693
Issuance of common stock	—	—	—	—	10,465	1	—	132,586	—	—	132,587
Stock-based compensation	—	—	—	—	—	—	—	2,525	—	—	2,525
Tax benefit on stock options exercised	—	—	—	—	—	—	—	3,429	—	—	3,429
Redeemable convertible preferred stock accretion	—	(4,021)	—	—	—	—	—	4,021	—	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	—	—	—	—	—	—	6,917	—	—	6,917
Net income	—	—	—	—	—	—	—	—	—	10,166	10,166
Balance as of January 31, 2015	—	$—	—	$—	54,802	$5	$—	$157,094	$—	$(13,004)	$144,095
Issuance of common stock:
Exercise of 1,951 options at $0.98 per share	—	—	—	—	1,951	1	—	1,914	—	—	1,915
Issuance of common stock	—	—	—	—	973	—	—	23,492	—	—	23,492
Stock-based compensation	—	—	—	—	—	—	—	5,883	—	—	5,883
Tax benefit on stock options exercised	—	—	—	—	—	—	—	11,557	—	—	11,557
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	—	—	—	16,613	16,613
Balance as of January 31, 2016	—	$—	—	$—	57,726	$6	$—	$199,940	$(98)	$3,609	$203,457
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$16,613	$10,166	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,601	5,890	4,270
Loss on revaluation of warrant liability	—	—	614
Loss on revaluation of redeemable convertible preferred stock derivative	—	735	5,363
Loss on other investments	—	24	—
Bad debt expense	24	31	—
Imputed interest on notes payable	—	—	38
Amortization of deferred financing costs	23	—	—
Deferred taxes	(2,178)	1,593	3,552
Stock-based compensation	5,883	2,525	57
Changes in operating assets and liabilities:
Restricted cash	—	—	791
Accounts receivable	(5,174)	(3,380)	(1,546)
Inventories	5	(234)	(118)
Other assets	(107)	(1,608)	(272)
Accounts payable	1,011	(1,156)	1,492
Due to trust	—	—	(791)
Accrued compensation	2,475	1,167	1,334
Accrued liabilities	(383)	(802)	1,808
Income taxes payable	—	—	(77)
Deferred rent	(252)	95	267
Net cash provided by operating activities	26,541	15,046	18,015
Cash flows from investing activities:
Purchase of marketable securities	(40,291)	—	—
Purchase of property and equipment	(2,376)	(1,712)	(1,595)
Purchase of software and capitalized software development costs	(6,896)	(6,420)	(3,844)
Note receivable from shareholder	—	—	800
Purchase of other investments	(500)	(305)	—
Acquisition of intangible member assets	(40,489)	—	—
Net cash used in investing activities	(90,552)	(8,437)	(4,639)
Cash flows from financing activities:
Repayment of notes payable	—	—	(2,167)
Dividend payments	—	(50,347)	(694)
Proceeds from initial public offering, net of payments for offering costs	—	132,587	—
Repurchase of redeemable convertible preferred stock and convertible preferred stock	—	—	(3,371)
Proceeds from follow-on offering, net of payments for offering costs	23,492	—	—
Proceeds from exercise of common stock options	1,915	2,430	523
Proceeds from exercise of common stock warrants	—	2,380	74
Tax benefit from exercise of common stock options	11,557	3,429	271
Deferred financing costs paid	(317)	—	—
Net cash provided by (used in) financing activities	36,647	90,479	(5,364)
(Decrease) increase in cash and cash equivalents	(27,364)	97,088	8,012
Beginning cash and cash equivalents	111,005	13,917	5,905
Ending cash and cash equivalents	$83,641	$111,005	$13,917
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2016	2015	2014
Supplemental cash flow data:
Interest expense paid in cash	$(51)	$—	$(38)
Income taxes paid in cash, net of refunds received	1,356	(1,504)	(353)
Supplemental disclosures of non-cash investing and financing activities:
Purchase price adjustment of acquired intangible members assets	104	—	—
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	45	—	—
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	127	193	—
Conversion of preferred stock to common stock	—	50,822	—
Preferred stock accretion	—	4,021	(5,764)
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	6,917	—
Conversion of common stock warrants to common stock	—	2,334	1,128
Series D-3 redeemable convertible preferred stock dividend	$—	$—	$—
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders. As of December 31, 2015, the Company’s year-end for trust and tax purposes, custodial assets held in trust were $3.2 billion. The Company’s operations consist primarily of servicing HSAs through the use of the Company’s proprietary technology. HSAs are tax-deductible, custodial accounts owned by individuals for health care purchases. An HSA-based health plan has two fundamental components—a High Deductible Health Plan ("HDHP"), which is required to qualify for the tax-deductible contributions to a participant’s HSA, and a custodial HSA. As a passive non-bank custodian, according to the Internal Revenue Code ("IRC") 1.408-2(e)(5)(ii)(B)(2), the Company must maintain net worth (assets minus liabilities) greater than 2% of custodial funds held in trust at each year-end in order to take on additional custodial assets. As of December 31, 2015, the Company’s year-end for trust and tax purposes, the net worth of the Company as defined in Treasury Regulation §104-2(e)(5)(ii) by subtracting the Company’s total liabilities from the total assets, resulted in a calculated net worth of $201,324,812. The amount of supportable custodial funds calculated by dividing the Company’s net worth (defined above) by two percent, pursuant to the requirements of Treasury Regulation §104-2(e)(5)(ii)(C) as of December 31, 2015, was $10,066,240,600. The amount that the supportable custodial funds exceeded the actual amount of custodial funds as of December 31, 2015 was $6,845,689,390. In the event the Company is unable to comply with the aforementioned net worth requirement, IRC 1.408-2(e)(5)(ii)(C)(2) requires the Company, as a passive non-bank custodian, to take whatever lawful steps necessary, including the relinquishment of fiduciary accounts, to ensure that its net worth exceeds 1% of the custodial assets.
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
The Company has revised the names of certain financial statement line items to more accurately describe the Company's operations. Amounts previously referred to as Account fee revenue are now referred to as Service revenue. Amounts previously referred to as Custodial fee revenue are now referred to as Custodial revenue. Amounts previously referred to as Card fee revenue are now referred to as Interchange revenue. Amounts previously referred to as Account costs are now referred to as Service costs.
The Company has reclassified certain financial statement line items to conform with the newly revised financial statement line items. Amounts previously referred to as other revenue are now included in the Service revenue financial statement line item. Amounts previously referred to as Other costs are now included in the Service costs financial statement line item.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Principles of consolidation—The consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company").
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership that is accounted for using the equity method of accounting. The investment

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

was approximately $281,000 as of January 31, 2016 and is included in other assets on the accompanying consolidated balance sheets.
During the year ended January 31, 2016, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. Under the cost method of accounting, the fair value of an investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The investment was $500,000 as of January 31, 2016 and is included in other assets on the accompanying consolidated balance sheet.
All significant intercompany balances and transactions have been eliminated.
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
Marketable securities—Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. As of January 31, 2016, all marketable securities have been classified as available-for-sale. The Company may sell these securities at any time for use in current operations or for other purposes even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income, net of the related tax effect. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations and comprehensive income.
Accounts receivable—Accounts receivable represent monies due to the Company for monthly service revenue, custodial revenue and interchange revenue. As of January 31, 2016, accounts receivable consisted of $6.9 million of service revenue, $4.2 million of custodial revenue, and $3.1 million of interchange revenue. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of January 31, 2016 and 2015 , the Company had allowance for doubtful accounts of $40,000.
Inventories—Inventories consist of new member and participant supplies and are recorded at the lower of cost or market using an average cost basis.
Other assets—Other assets consist primarily of prepaid expenditures, income tax receivables, and various other assets. Amounts expected to be recouped or recognized over a period of twelve months or less have been classified as current in the accompanying consolidated balance sheets.
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
Capitalized software development costs—We account for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software.” Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred that are directly attributable to developing or obtaining software for internal use incurred in the application development stage are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. See Note 5—Intangible Assets and Goodwill for additional information.
Intangible assets, net—Intangible assets are carried at cost and amortized, typically, on a straight-line basis over their estimated useful lives, which is 3-5 years for capitalized software development costs and acquired technology rights, and 15 years for certain acquired intangible member assets. The acquired intangible member assets are the result of various acquisitions of HSA portfolios. A significant portion of the purchase price from each acquisition has been allocated to the acquired HSA assets, which consists of the contractual rights to administer the activities related to the individual health savings accounts acquired. The Company analyzed the historical attrition and depletion rates of member accounts and determined that an average useful life of 15 years and the use of a straight-line amortization method are appropriate to reflect the pattern over which the economic benefits of existing member assets are realized. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements. See Note 5—Intangible Assets and Goodwill for additional information.
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
Revenue recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. The Company generates revenue primarily from service revenue (previously referred to as account fee revenue), custodial revenue (previously referred to as custodial fee revenue), interchange revenue (previously referred as card fee revenue).
The Company earns service revenue from the fees paid by health plan partners, employer partners or individual members for administration services provided in connection with the tax-advantaged HSAs, HRAs and FSAs the Company administers. These fees are generally based on a tiered structure fixed for the duration of the contract agreement with health plan or employer partners, which is typically three to five years. The fees are paid on a monthly basis and revenue is recognized monthly as services are rendered under the Company’s written service agreements.
The Company earns custodial revenue from HSA custodial assets held in trust. As a non-bank custodian, the Company deposits HSA cash with various custodial financial institutions having contract terms from three to five years and either a fixed or variable interest rate. These deposits are FDIC insured for each individual HSA. The Company also invests HSA cash in an annuity contract with a insurance company partner. HSA investment

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

balances are deposited with the custodial investment partner from whom the Company receives an administrative and recordkeeping fee. The Company recognizes this revenue in the month in which it is earned.
The Company earns interchange revenue from card transactions when members are paying their healthcare claims using a card issued by the Company. The Company recognizes this revenue in the month in which it is earned.
Cost of revenue—The Company incurs cost of revenue related to servicing member accounts, managing customer and partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, new member and participant supplies and other operating costs of the Company’s related member account servicing departments. Other components of the Company’s cost of revenue sold include interest paid to members on custodial assets held in trust and interchange costs incurred in connection with processing card transactions initiated by members.
Stock-based compensation—For stock options granted to team members, the Company recognizes compensation expense for all stock-based awards based on the grant date estimated fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables.
Stock-based compensation expense related to stock options granted to non-team members is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards generally vest over the time period the Company expects to receive services from the non-employee.
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
Income tax provision (benefit)—The Company accounts for income taxes and the related accounts under the liability method as set forth in the authoritative guidance for accounting for income taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company believes that it is more likely than not that all deferred tax assets will be realized as of January 31, 2016. During the year ended January 31, 2014, the a valuation allowance of $29,000 was released due to the associated state net operating losses expiring unutilized. The release of the valuation allowance was recorded as a tax benefit on the Company’s consolidated financial statements during the year ended January 31, 2014. As of January 31, 2016, 2015 and 2014, no valuation allowance remained on the Company’s consolidated financial statements.
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
Comprehensive income—Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources, including unrealized gains and losses on marketable securities.
Asset acquisitions—During the year ended January 31, 2016, the Company acquired the rights to be the custodian of the The Bancorp Bank ("Bancorp") and M&T Bank ("M&T") HSA portfolios. The Company paid $34.2 million and $6.2 million in cash, respectively, which was funded by cash on hand. The purchased group of assets did not include workforce or any processes and therefore did not constitute a business. Accordingly, the acquisitions were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The costs of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill. As of January 31, 2016, the purchase prices of approximately $34.2 million and $6.2 million were allocated to acquired intangible member assets. Furthermore, transaction costs that are incurred in conjunction with an asset acquisition are allocated to the acquired intangible member assets.
Business combinations—Acquisition-related expenses incurred in conjunction with the acquisition of a business as defined by ASC 805-10 are recognized in earnings in the period in which they are incurred and are included in other expense, net on the consolidated statement of operations. During the year ended January 31, 2016, the Company incurred an expense of $471,000, for acquisition-related activity. There were no such business combinations during the years ended January 31, 2016, 2015 and 2014.
Concentration of market risk—The Company derives a substantial portion of its revenue from providing services for healthcare accounts. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts could have a material adverse effect on the Company’s results of operations. For the years ended January 31, 2016, 2015 and 2014, no one customer accounted for greater than 10% of revenue or accounts receivable.
Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains its cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. The Company’s cash and cash equivalents held in banks as of January 31, 2016 was $83.6 million, of which $750,000 was covered by federal depository insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company’s accounts receivable balance as of January 31, 2016 was $14.3 million. The Company has not experienced any significant write-offs to accounts receivable and believes that it is not exposed to significant credit risk with respect to accounts receivable.
Interest rate risk—The Company has entered into depository agreements with financial institutions for its custodial cash deposits. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for the Company to continue to place custodial deposits at the current contracted rates.
Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates for the allowance for doubtful accounts, capitalized software development costs, evaluating goodwill and long-lived assets for impairment, useful lives of property and equipment and intangible assets, accrued compensation, accrued liabilities, grant date fair value of stock options and income taxes. Actual results could differ from those estimates.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet classifications of deferred taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The net current deferred tax asset as of January 31, 2016 was $2.6 million. The Company plans to early adopt this guidance on a prospective basis in the first quarter of fiscal year 2017.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this ASU on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments in this ASU are intended to improve the guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the potential impact of this ASU on the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 2. Net income (loss) per share attributable to common stockholders

The Company computed net income per share of common stock in conformity with the two-class method required for participating securities for the years ended January 31, 2015 and 2014. Prior to their conversion to common stock, the Company considered its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

(in thousands, except per share data)	Year ended January 31,
	2016	2015	2014
Numerator (basic and diluted):
Net income	$16,613	$10,166	$1,233
Add back (deduction): accretion of redeemable convertible preferred stock	—	4,021	(5,764)
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	—	(1,286)	(2,601)
Less: undistributed income attributed to redeemable convertible preferred stockholders	—	(843)	—
Net income (loss) attributable to common stockholders for basic earnings per share	$16,613	$12,058	$(7,132)
Add back: dividend of redeemable convertible preferred stock	—	1,286	—
Add back (deduction): accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	(4,021)	—
Add back: series D-3 derivative liability revaluations	—	735	—
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	—	843	—
Net income (loss) attributable to common stockholders for diluted earnings per share	$16,613	$10,901	$(7,132)
Denominator (basic):
Weighted-average common shares outstanding	56,719	31,181	5,651
Denominator (diluted):
Weighted-average common shares outstanding	56,719	31,181	5,651
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	2,144	3,071	—
Weighted-average dilutive effect of common shares from stock warrants	—	1,227	—
Dilutive effect from preferred stock assuming conversion	—	16,377	—
Weighted-average common shares outstanding	58,863	51,856	5,651
Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$0.39	$(1.26)
Diluted	$0.28	$0.21	$(1.26)

For the year ended January 31, 2016 approximately 791,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the years ended January 31, 2015 and 2014, approximately 745,000, and 33.2 million shares, respectively, attributable to outstanding series A and series B convertible preferred stock, series C, D-1, D-2 and D-3 redeemable convertible preferred stock, common stock warrants, and stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of January 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$83,641	$—	$—	$83,641
Marketable securities:
Mutual funds	40,292	78	(236)	40,134
Total cash, cash equivalents and marketable securities	$123,933	$78	$(236)	$123,775

Cash, cash equivalents and marketable securities as of January 31, 2015 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$111,005	$—	$—	$111,005
Marketable securities:
Mutual funds	—	—	—	—
Total cash, cash equivalents and marketable securities	$111,005	$—	$—	$111,005

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of January 31, 2016:

(in thousands)	Cost basis	Fair value
One year or less	$25,134	$25,108
Over one year and less than five years	15,158	15,026
Total	$40,292	$40,134

As of January 31, 2016, there were no marketable securities that were other-than-temporarily impaired or in an unrealized loss position for more than twelve consecutive months.

Note 4. Property and equipment
Property and equipment consisted of the following as of January 31, 2016 and January 31, 2015:

(in thousands)	January 31, 2016	January 31, 2015
Leasehold improvements	$700	$506
Furniture and fixtures	1,592	1,317
Computer equipment	5,825	4,013
Property and equipment, gross	8,117	5,836
Accumulated depreciation	(4,611)	(3,259)
Property and equipment, net	$3,506	$2,577
Depreciation expense for the years ended January 31, 2016, 2015 and 2014 was $1.5 million, $1.1 million and $728,000 respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements

Note 5. Intangible assets and goodwill

During the year ended January 31, 2016, the Company acquired the rights to be custodian of the Bancorp and M&T HSA portfolios for $34.2 million and $6.2 million, respectively. The costs, including transaction costs, were allocated to acquired intangible member assets as of January 31, 2016. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the years ended January 31, 2016, 2015 and 2014, the Company capitalized software development costs of $5.6 million, $5.2 million and $1.8 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2016 and January 31, 2015:

(in thousands)	January 31, 2016	January 31, 2015
Amortized intangible assets:
Capitalized software development costs	$16,104	$10,468
Software	5,994	4,695
Acquired intangible member assets	64,948	24,563
Intangible assets, gross	87,046	39,726
Accumulated amortization	(20,206)	(13,185)
Intangible assets, net	$66,840	$26,541
During the years ended January 31, 2016, 2015 and 2014, the Company incurred and expensed a total of $7.6 million, $4.6 million and $2.4 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the years ended January 31, 2016, 2015 and 2014 was $7.1 million, $4.8 million and $3.5 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2017	$9,417
2018	7,679
2019	5,867
2020	4,518
2021	4,330
Thereafter	35,029
Total	$66,840
All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the years ended January 31, 2016 and 2015.
Note 6. Commitments and contingencies
Property, colocation, equipment, and license agreements—The Company leases office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2016 are as follows:

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6. Commitments and contingencies (continued)

Year ending January 31, (in thousands)	Office lease	Other agreements	Total
2017	$1,685	$207	$1,892
2018	1,587	54	1,641
2019	1,627	35	1,662
2020	1,608	35	1,643
2021	1,790	32	1,822
Thereafter	9,983	4	9,987
Total	$18,280	$367	$18,647
The Company also has agreements with several entities for access to technology and software. The agreements are based on usage, and there are no minimum required monthly payments.
On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for a new landlord to construct a building at their cost and to use reasonable efforts to substantially complete the building by July 2016. The Company has no risk of loss during the construction period. The lease will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the year ended January 31, 2016.
Lease expense for office space for the years ended January 31, 2016, 2015 and 2014 totaled $2.1 million, $1.6 million and $935,000, respectively. Expense for other agreements for the years ended January 31, 2016, 2015 and 2014 totaled $249,000, $148,000 and $214,000, respectively.
Processing services agreement—During the year ended January 31, 2016, the Company amended its merchant processing services agreement with a vendor. The agreement expires December 31, 2020 and requires the Company to pay a dollar minimum processing fee based on the processing year of the agreement. The Company may terminate the agreement beginning January 1, 2020 by providing 180 days’ written notice.
If the processing agreement is terminated prior to December 31, 2020, the Company is required to pay the vendor a termination fee, equal to 75% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account boarding incentive fee.
Minimum processing fees required under the terms of the merchant processing services agreement are as follows:

Year ending January 31, (in thousands)	Minimum processing fees
2017	$825
2018	825
2019	825
2020	825
2021	825

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6. Commitments and contingencies (continued)

For each of the years ended January 31, 2016, 2015 and 2014, the Company exceeded the minimum amounts required under the agreement.
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
Litigation—The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of January 31, 2016, 2015 and 2014.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of January 31, 2016.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement will range from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company will pay a commitment fee ranging from 0.20% to 0.30% on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter. During the year ended January 31, 2016, the Company incurred $91,000 of interest expense associated to the Credit Agreement.
The Company's material subsidiaries will be required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees will be secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of January 31, 2016.
In connection with the Credit Agreement, the Company incurred $317,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes

The Income tax provision consisted of the following:

	Year ended January 31,
(in thousands)	2016	2015	2014
Current:
Federal	$9,876	$3,574	$225
State	1,226	451	93
Total current tax provision	$11,102	$4,025	$318
Deferred:
Federal	$(1,772)	$1,703	$3,622
State	(389)	(130)	201
Total deferred tax provision (benefit)	$(2,161)	$1,573	$3,823
Total income tax provision	$8,941	$5,598	$4,141
Total income tax provision differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income tax provision as a result of the following:

	Year ended January 31,
(in thousands)	2016	2015	2014
Federal income tax provision at the statutory rate	$8,688	$5,360	$1,827
State income tax provision, net of federal tax benefit	541	297	293
Non-deductible or non-taxable items	56	313	2,144
Federal research and development credit	(371)	(421)	(160)
Change in valuation allowance	—	—	(29)
Change in uncertain tax position reserves, net of indirect benefits	96	54	43
Other items, net	(69)	(5)	23
Total income tax provision	$8,941	$5,598	$4,141
Our effective income tax rate for the years ended January 31, 2016, 2015 and 2014 was 35.0%, 35.5%, and 77.1%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, and other discrete items. The decrease in the effective tax rate for the years ended January 31, 2016 and 2015 was primarily the result of a decrease in non-deductible items.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2016	January 31, 2015
Deferred tax assets:
Current:
Accrued bonuses	$646	$441
Net operating loss carryforward	55	21
Research and development credits	1,120	751
AMT credits	548	412
Other, net	273	139
Net current deferred tax asset	$2,642	$1,764
Non-Current:
Net operating loss carryforward	$32	$35
Nonqualified stock options	3,018	994
Research and development credits	120	—
Deferred rent	89	184
Other, net	28	24
Net non-current deferred tax asset	3,287	1,237
Total gross deferred tax assets	$5,929	$3,001
Deferred tax liabilities:
Non-current:
Fixed assets: depreciation and gain/loss	$(762)	$(675)
Intangibles: amortization	(6,521)	(5,897)
Total gross non-current deferred tax liability	(7,283)	(6,572)
Net non-current deferred tax liability	$(3,996)	$(5,335)
Net deferred tax liability	$(1,354)	$(3,571)
In assessing whether deferred tax assets would be realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize its deferred tax assets. Therefore, no valuation allowance was required as of January 31, 2016. The valuation allowance decreased by $0 and $29,000 during the years ended January 31, 2015, and 2014, respectively. No valuation allowance remained as of January 31, 2014.
As of January 31, 2016, the Company had recorded gross federal and state net operating loss carryforwards of $55,000 and $1.5 million, respectively, which begin to expire at various intervals between tax years ending December 31, 2023 and December 31, 2029. As of January 31, 2016, the Company also had federal and state research and development carryforwards of $1.2 million and $631,000, respectively, which expire beginning with the tax year ending December 31, 2024 and 2018 respectively, and federal and state alternative minimum tax credit carryforwards of $547,000 and $1,000, respectively, which do not expire.
The Company’s current income taxes payable has been reduced by tax benefits from employee and director stock option plan awards. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the exercise price. In accordance with FASB ASC 718-740-25-10, Compensation-Stock Compensation, a portion of deferred tax assets attributable to excess stock option benefits is tracked separately and is not included in the recorded deferred tax assets. As of

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

January 31, 2016, deferred tax assets attributable to excess stock option benefits totaled $7.4 million. Such benefit will not be recorded until the deduction reduces cash taxes payable.
As of January 31, 2016 and 2015, the gross unrecognized tax benefit was $393,000 and $300,000, respectively. If recognized, $325,000 and $230,000 of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2016 and 2015, respectively. Total gross unrecognized tax benefits increased by $93,000 in the period from January 31, 2015 to January 31, 2016. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2016	January 31, 2015
Gross unrecognized tax benefits at beginning of year	$300	$256
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	—	—
Decreases as a result of tax positions taken during a prior period	—	(88)
Increases as a result of tax positions taken during the current period	115	144
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	(22)	(12)
Gross unrecognized tax benefits at end of year	$393	$300
Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The resulting unrecognized tax benefit recorded within the Company's consolidated balance sheet excludes the following amounts that have been netted against the related deferred tax assets accordingly:

(in thousands)	January 31, 2016	January 31, 2015
Total gross unrecognized tax benefits	$393	$300
Amounts netted against related deferred tax assets	(393)	(280)
Unrecognized tax benefits recorded on the consolidated balance sheet	$—	$20
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other expense in the statement of operations. During the years ended January 31, 2016, 2015, and 2014, respectively, the Company recorded an (decrease)/increase of $(8,000), $(6,000) and $5,000 in interest and penalties related to unrecognized tax benefits for total accrued interest and penalties of $0 and $8,000 as of January 31, 2016 and 2015, respectively.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2004.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock

In connection with the Company's IPO, all outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred stock converted into 32,486,588 shares of common stock. In accordance with their respective terms, shares of the series A and series B convertible preferred stock and D-3 redeemable convertible preferred stock converted into shares of common stock on a 1:1 basis, shares of series C redeemable and convertible preferred stock converted into shares of common stock on a 1:1.38 basis, shares of the series D-1 redeemable convertible preferred stock converted into shares of common stock on a 1:2 basis, and shares of the series D-2 redeemable convertible preferred stock converted into shares of common stock on a 1:2.27 basis. As a result, as of August 4, 2014, amounts associated with the convertible preferred stock and redeemable convertible preferred stock were reclassified to additional paid-in capital, and no amounts were outstanding as of January 31, 2016 and 2015.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock (continued)

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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock (continued)

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
This fair value redemption feature resulted in a requirement to separately account for the conversion feature as derivative liability that is adjusted to fair value as of the end of each reporting period. The value of the derivative

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock (continued)

liability associated with the series D-3 redeemable convertible preferred stock totaled $6.2 million as of January 31, 2014. As discussed in Note 13. Fair Value, the series D-3 redeemable convertible preferred stock terms were modified and as a result, the aggregate fair value of the derivative liability was reclassified to additional paid-in capital.
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

Note 10. Common stock warrants
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
In conjunction with the issuance of the series D-3 redeemable convertible preferred stock, warrants to purchase 966,000 shares of common stock with an exercise price of $0.01 per share were granted to series D-3 redeemable convertible preferred stockholders. The warrants were exercisable through August 2021, of which 767,000 were exercised with 199,000 outstanding as of January 31, 2014. The warrants outstanding as of January 31, 2014 were

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 10. Common stock warrants (continued)

all exercised during the year ended January 31, 2015. The warrants had a value of $1.7 million at the date of issuance.
As a result of the foregoing, as of January 31, 2016 and 2015, there were no warrants outstanding.
Note 11. Stock options
The Company currently grants stock options under the 2014 Equity incentive plan. On January 30, 2014, the Company’s board of directors approved, and the Company adopted, the 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan") providing for the issuance of stock options to the directors and team members of the Company to purchase up to an aggregate of 600,000 shares of common stock.
In July 2014, the Company's board of directors approved an increase to the shares of common stock reserved under the Incentive Plan by 2.0 million shares from 600,000 shares of common stock to 2.6 million shares of common stock. In addition, the board of directors approved an amendment to the Incentive Plan providing that the number of shares of common stock reserved for issuance under the Incentive Plan will automatically increase on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2016, 1.2 million shares were available for grant under the Incentive Plan.
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company team members. Nonqualified stock options may be granted to Company team members, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance, or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2015	6,457	$0.10 - 25.45	$5.27	6.88	$100,290
Granted	1,093	$25.39 - 33.47	$27.34
Exercised	(1,951)	$0.10 - 18.93	$0.98
Forfeited	(181)	$0.50 - 28.69	$16.63
Outstanding as of January 31, 2016	5,418	$0.10 - 33.47	$10.88	7.03	$63,965
Vested and expected to vest as of January 31, 2016	5,221		$10.59	6.97	$62,958
Exercisable as of January 31, 2016	2,532		$2.84	5.19	$47,755
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The total intrinsic value of stock options exercised during the years ended January 31, 2016, 2015 and 2014 was $51.8 million, $9.5 million and $761,000, respectively.
During the years ended January 31, 2016, 2015, and 2014, the Company granted 1.1 million, 608,800 and 624,000 time-based stock options to certain directors and key team members, respectively, of which 1.0 million, 526,300 and

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 11. Stock options (continued)

534,000 vest over a period of 4 years. During the years ended January 31, 2016 and 2015, the Company granted 140,000 and 82,500 time-based stock options to certain directors, respectively.
During the year ended January 31, 2015, the Company granted 1.5 million performance-based stock options, respectively, to certain key team members under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance-based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the year ended January 31, 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019. During the year ended January 31, 2016, the Company achieved the $34.5 million Adjusted EBITDA performance criteria and as such, 10% of the stock performance-based stock options outstanding as of January 31, 2016 became vested.
As of January 31, 2016 and 2015, 2.5 million and 4.1 million of all outstanding options were exercisable, respectively. The options are valued at their estimated fair market value as of the date of the grant.
Stock-based compensation—The Company has adopted the provisions of Topic 718, which requires the measurement and recognition of compensation for all stock-based awards made to team members and directors, based on estimated fair values.
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
The key input assumptions that were utilized in the valuation of the stock options granted during the years ended January 31, 2016, 2015 and 2014 are as follows:

	Year ended January 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Expected stock price volatility	38.29% - 40.29%	32.90% - 40.29%	32.90%
Risk-free interest rate	1.47% - 1.80%	1.12% - 2.24%	0.35% - 0.80%
Expected life of options	5.43 - 6.25 years	5.6 - 7.3 years	3 years
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 11. Stock options (continued)

The weighted-average grant-date fair value of stock options granted to certain directors and key team members during the years ended January 31, 2016, 2015 and 2014 was $11.14, $6.29, and $0.43 per share, respectively.
As of January 31, 2016, the weighted-average vesting period of non-vested stock-options expected to vest approximates 2.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $14.6 million.
During the year ended January 31, 2016, the Company recorded compensation expense of $2.5 million related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA targets, Adjusted EBITDA per common share growth rates.
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
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2016	2015	2014
Cost of revenue	$1,088	$403	$9
Sales and marketing	903	504	12
Technology and development	1,014	263	16
General and administrative	2,878	1,355	20
Total stock-based compensation expense	$5,883	$2,525	$57

Note 12. Stock repurchase
On January 30, 2014, the Company’s Board of Directors approved a stock repurchase of 660,000 shares of Series B, Series C, and Series D-3 Preferred Stock, equivalent to 674,000 common shares at $5.00 per common stock equivalent share for a total purchase price of $3.4 million. All repurchased shares were immediately retired by the Company on January 31, 2014.

Note 13. Fair value

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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 13. Fair value (continued)

	January 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	40,134	—	—
A derivative liability was recorded related to the Company’s series D-3 redeemable convertible preferred stock due to stated features allowing for redemption equal to the greater of the fair value per share of series D-3 redeemable convertible preferred stock, or the liquidation preference per share of series D-3 redeemable convertible preferred stock. The derivative instrument was recorded at its fair value, using an option pricing model, and was adjusted to fair value as of the end of each reporting period. Changes in the fair value of derivative instruments were recognized in the consolidated financial statements. The Company classified this derivative financial instrument as Level 3 in the fair value hierarchy. The Company continued to record adjustments to the fair value of the derivative liability until March 31, 2014, at which time the Company modified the terms of the series D-3 redeemable convertible preferred stock. As a result of the modifications, the Company reclassified the aggregate fair value of the liability to additional paid-in capital.
The following table includes a roll forward of the amounts for the years ended January 31, 2016 and 2015 for instruments classified within Level 3. The classification within Level 3 is based upon significance of the unobservable inputs to the overall fair value measurement.

	Year ended January 31,
(in thousands)	2016	2015
Balance at beginning of period	$—	$6,182
Loss on revaluation	—	735
Elimination of liability due to removal of FMV provision	—	(6,917)
Balance at end of period	$—	$—
The following table summarizes the significant quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of January 31, 2015:
Series D-3 redeemable convertible preferred stock derivative liability

January 31, 2015
Market value of common stock on measurement date	$4.06
Projected exercise price	$2.64
Risk-free interest rate	0.06%
Expected lives	180 days
Expected volatility	25.2%
Probability of liquidation event	—%

There are no other financial instruments that are considered Level 1 or Level 2 as of January 31, 2016 and 2015.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 14. Related party transactions

The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. For the years ended January 31, 2016, 2015 and 2014, amounts paid to this company under the terms of the consulting agreement were $0, $162,000 and $450,000, respectively. In connection with the consummation of the Company's IPO, this consulting agreement was terminated.

Note 15. 401(k) plan
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All team members over the age of 21 are eligible to participate in the plan. The Company contributed 50% of an employee's elective deferral up to 4% of eligible earnings through May 2014. In May 2014, the Company amended its 401(k) plan to increase the employer contribution. Effective May 2014, the Company contributes 50% of an employee’s elective deferral up to 6% of eligible earnings. Employer contributions vest 25% each year of employment. 401(k) plan administrative expense was $16,000, $8,000 and $7,000 for the years ended January 31, 2016, 2015 and 2014, respectively. Employer matching contribution expense was $626,000, $375,000 and $176,000 for the years ended January 31, 2016, 2015 and 2014, respectively.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 16. Supplementary quarterly financial data (unaudited)

	Three months ended
(in thousands, except for per share amounts)	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Total revenue	$35,886	$30,556	$30,494	$29,850
Total cost of revenue	17,455	12,880	11,909	11,944
Gross profit	18,431	17,676	18,585	17,906
Total operating expenses	14,072	11,372	11,087	9,924
Total other expense	(63)	121	(542)	(105)
Income tax provision	1,168	2,338	2,535	2,900
Net income	$3,128	$4,087	$4,421	$4,977
Net income per share attributable to common stockholders:
Basic	$0.05	$0.07	$0.08	$0.09
Diluted (1)	$0.05	$0.07	$0.08	$0.09

	Three months ended
(in thousands, except for per share amounts)	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Total revenue	$24,871	$21,862	$20,891	$20,231
Total cost of revenue	12,358	9,630	9,122	8,772
Gross profit	12,513	12,232	11,769	11,459
Total operating expenses	10,493	7,938	6,698	5,971
Total other expense	(98)	(145)	(39)	(827)
Income tax provision	551	1,100	2,004	1,943
Net income	$1,371	$3,049	$3,028	$2,718
Net income per share attributable to common stockholders:
Basic (1)	$0.03	$0.06	$0.19	$0.52
Diluted	$0.02	$0.05	$0.06	$0.08
(1) Earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

During the three months ended January 31, 2015, the Company recorded an out-of-period adjustment related to the correction of a $408,000 understatement of revenue related to prior periods, which had the effect of increasing the three months ended January 31, 2015 net income by $246,000. The Company does not believe the correction of this error is material to its financial statements for any prior periods or the three months ended January 31, 2015.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, management concluded the Company’s internal control over financial reporting was effective as of January 31, 2016.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2016 financial statements included in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information
None.

PART III.

Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2016 Annual Meeting of Stockholders is incorporated by reference to our 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Code of business conduct and ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our team members, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on our website at www.healthequity.com in the Corporate Governance section of our Investor Relations webpage. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website.

Item 11. Executive compensation

The information required by this Item 11 of Form 10-K is incorporated by reference in our 2016 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this Item 12 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

Item 13. Certain relationships and related transactions, and director independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

Item 14. Principal accounting fees and services

The information required by this Item 14 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

Part IV.

Item 15. Exhibits, financial statement schedules

(a) Documents filed as part of this report

(1) All financial statements

Index to consolidated financial statements	Page
Consolidated balance sheets as of January 31, 2016 and 2015	54
Consolidated statements of operations and comprehensive income for the years ended January 31, 2016, 2015 and 2014	55
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the years ended January 31, 2016, 2015 and 2014	56
Consolidated statements of cash flows for the years ended January 31, 2016, 2015 and 2014	57
Notes to consolidated financial statements	59
Supplementary quarterly financial data (unaudited)	83

(2) Financial statement schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

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

HEALTHEQUITY, INC.
Date: March 31, 2016	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

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

Date: March 31, 2016	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2016	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2016	By:	/s/ Frank A. Corvino
	Name:	Frank A. Corvino
	Title:	Director

Date: March 31, 2016	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 31, 2016	By:	/s/ Michael O. Leavitt
	Name:	Michael O. Leavitt
	Title:	Director

Date: March 31, 2016	By:	/s/ Frank T. Medici
	Name:	Frank T. Medici
	Title:	Director

Date: March 31, 2016	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 31, 2016	By:	/s/ Manu Rana
	Name:	Manu Rana
	Title:	Director

Date: March 31, 2016	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 31, 2016	By:	/s/ Robert W. Selander
	Name:	Robert W. Selander
	Title:	Chairman of the Board, Director

Exhibit Index

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.2	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Director Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.7	June 10, 2014
10.8†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.9†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2014.	S-1	333-196645	10.12	June 10, 2014
10.11†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2015.	S-1	333-196645	10.13	June 10, 2014
10.12†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.13†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.14†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.15†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.16†	Employment Agreement, dated July 30, 2014, by and between the Registrant and Frode Jensen.	10-Q	001-36568	10.1	September 12, 2014
10.17†	Offer letter to Matthew Sydney, dated October 25, 2014.	8-K	001-36568	10.2	October 27, 2014
10.18†	Separation and Release Agreement, dated October 21, 2014, by and between the Registrant and E. Craig Keohan.	8-K	001-36568	10.1	October 27, 2014
10.19†	Non-Employee Director Compensation Policy.	S-1	333-196645	10.27	July 16, 2014
10.20	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.21	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.22†	Employment Agreement, dated July 1, 2015, by and between the Registrant and Jon Soldan.	10-Q	001-36568	10.1	September 10, 2015
10.23†	Offer letter to Robert W. Selander, dated September 28, 2015.	8-K	001-36568	10.1	September 30, 2015
10.24	Credit Agreement, dated as of September 30, 2015, by HealthEquity, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36568	10.1	October 6, 2015
10.25	Asset Purchase Agreement, dated as of October 23, 2015, by and between The Bancorp Bank and HealthEquity, Inc.	8-K	001-36568	10.1	October 26, 2015
10.26†	Second Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36568	10.1	December 9, 2015
21.1	List of Subsidiaries.	S-1	333-196645	21.1	June 10, 2014
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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