Form 10-Q
period 2016-04-30
HEALTHEQUITY INC
filed 2016-06-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016
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

As of May 31, 2016, there were 58,087,307 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	April 30, 2016	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$92,766	$83,641
Marketable securities, at fair value	40,159	40,134
Total cash, cash equivalents and marketable securities	132,925	123,775
Accounts receivable, net of allowance for doubtful accounts of $36 as of April 30, 2016 and $40 as of January 31, 2016	15,706	14,308
Inventories	598	620
Current deferred tax asset	—	2,642
Other current assets	6,300	1,703
Total current assets	155,529	143,048
Property and equipment, net	3,388	3,506
Intangible assets, net	66,454	66,840
Goodwill	4,651	4,651
Deferred tax asset	345	—
Other assets	1,874	1,750
Total assets	$232,241	$219,795
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,226	$2,431
Accrued compensation	2,603	7,776
Accrued liabilities	3,146	1,899
Total current liabilities	6,975	12,106
Long-term liabilities
Other long-term liability	819	236
Deferred tax liability	1,711	3,996
Total long-term liabilities	2,530	4,232
Total liabilities	9,505	16,338
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 57,945 and 57,726 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	6	6
Additional paid-in capital	211,185	199,940
Accumulated other comprehensive loss	(137)	(98)
Accumulated earnings	11,682	3,609
Total stockholders’ equity	222,736	203,457
Total liabilities and stockholders’ equity	$232,241	$219,795
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended April 30,
	2016	2015
Revenue:
Service revenue	$18,994	$14,614
Custodial revenue	13,811	8,419
Interchange revenue	11,208	6,817
Total revenue	44,013	29,850
Cost of revenue:
Service costs	11,257	8,419
Custodial costs	2,356	1,423
Interchange costs	2,719	2,102
Total cost of revenue	16,332	11,944
Gross profit	27,681	17,906
Operating expenses:
Sales and marketing	4,183	2,833
Technology and development	4,625	3,524
General and administrative	4,574	3,158
Amortization of acquired intangible assets	1,049	409
Total operating expenses	14,431	9,924
Income from operations	13,250	7,982
Other expense:
Other expense, net	(641)	(105)
Total other expense	(641)	(105)
Income before income taxes	12,609	7,877
Income tax provision	4,536	2,900
Net income	$8,073	$4,977
Net income per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.09
Weighted-average number of shares used in computing net income per share:
Basic	57,820	55,063
Diluted	59,399	57,770
Comprehensive income:
Net income	$8,073	$4,977
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(39)	(22)
Comprehensive income	$8,034	$4,955
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$8,073	$4,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,947	1,750
Amortization of deferred financing costs	18	—
Deferred taxes	34	(2)
Stock-based compensation	1,822	1,094
Changes in operating assets and liabilities:
Accounts receivable	(1,398)	(1,425)
Inventories	22	(42)
Other assets	(4,739)	(871)
Accounts payable	(1,241)	(340)
Accrued compensation	(5,173)	(3,260)
Accrued liabilities	1,164	(99)
Other long-term liability	583	(11)
Net cash provided by operating activities	2,112	1,771
Cash flows from investing activities:
Purchases of marketable securities	(86)	(40,062)
Purchase of property and equipment	(321)	(826)
Purchase of software and capitalized software development costs	(2,003)	(1,451)
Net cash used in investing activities	(2,410)	(42,339)
Cash flows from financing activities:
Proceeds from exercise of common stock options	145	493
Tax benefit from exercise of common stock options	9,278	3,931
Net cash provided by financing activities	9,423	4,424
Increase (decrease) in cash and cash equivalents	9,125	(36,144)
Beginning cash and cash equivalents	83,641	111,005
Ending cash and cash equivalents	$92,766	$74,861
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$8	$—
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	111
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies

HealthEquity, Inc. was incorporated in the state of Delaware on September 18, 2002. The Company offers a full range of innovative solutions for managing health care accounts (Health Savings Accounts, Health Reimbursement Arrangements, and Flexible Spending Accounts) for health plans, insurance companies, and third-party administrators.
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company").
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership accounted for using the equity method of accounting. The investment was approximately $281,000 as of April 30, 2016 and is included in other assets on the accompanying condensed consolidated balance sheet.
During the year ended January 31, 2016, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of April 30, 2016 and is included in other assets on the accompanying condensed consolidated balance sheet.
All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of April 30, 2016 and for the three months ended April 30, 2016 and 2015 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2016. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
As of January 31, 2016, the Company has revised the names of certain financial statement line items to more accurately describe the Company's operations. Amounts previously referred to as account fee revenue are now referred to as service revenue. Amounts previously referred to as custodial fee revenue are now referred to as custodial revenue. Amounts previously referred to as card fee revenue are now referred to as Interchange revenue. Amounts previously referred to as account costs are now referred to as service costs. Amounts previously referred to as card costs are now referred to as interchange costs. Amounts previously referred to as other revenue are now included in the service revenue financial statement line item. Amounts previously referred to as other costs are now included in the service costs financial statement line item.
The Company has reclassified certain financial statement line items to conform with the newly revised financial statement line items.
Other expense—During the three months ended April 30, 2016, the Company incurred $585,000 of acquisition-related expenses. These expenses are included in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive income.
Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods.The Company has not yet selected a transition method and is evaluating the effect that these recent pronouncements will have on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. This ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The Company adopted this ASU with no impact on the accompanying condensed consolidated financial statements as no amounts had been drawn under the Credit Agreement (See Note 7).
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet classifications of deferred taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Effective April 30, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of the Company's current deferred tax asset between both non-current deferred tax asset and non-current deferred tax liability on its consolidated balance sheet. No prior periods were retrospectively adjusted.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. This ASU is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this ASU on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended April 30,
	2016	2015
Numerator (basic and diluted):
Net income	$8,073	$4,977
Denominator (basic):
Weighted-average common shares outstanding	57,820	55,063
Denominator (diluted):
Weighted-average common shares outstanding	57,820	55,063
Weighted-average dilutive effect of stock options	1,579	2,707
Diluted weighted-average common shares outstanding	59,399	57,770
Net income per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.09

For the three months ended April 30, 2016 and 2015, approximately 1.6 million and 679,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities as of April 30, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$92,766	$—	$—	$92,766
Marketable securities:
Mutual funds	40,378	104	(323)	40,159
Total cash, cash equivalents and marketable securities	$133,144	$104	$(323)	$132,925
Cash, cash equivalents and marketable securities as of January 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$83,641	$—	$—	$83,641
Marketable securities:
Mutual funds	40,292	78	(236)	40,134
Total cash, cash equivalents and marketable securities	$123,933	$78	$(236)	$123,775

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities (continued)

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of April 30, 2016:

(in thousands)	Cost basis	Fair value
One year or less	$25,179	$25,159
Over one year and less than five years	15,199	15,000
Total	$40,378	$40,159
As of April 30, 2016, there were no marketable securities that were other-than-temporarily impaired or in an unrealized loss position for more than twelve consecutive months.

Note 4. Property and equipment
Property and equipment consisted of the following as of April 30, 2016 and January 31, 2016:

(in thousands)	April 30, 2016	January 31, 2016
Leasehold improvements	$732	$700
Furniture and fixtures	1,632	1,592
Computer equipment	6,082	5,825
Property and equipment, gross	8,446	8,117
Accumulated depreciation	(5,058)	(4,611)
Property and equipment, net	$3,388	$3,506
Depreciation expense for the three months ended April 30, 2016 and 2015 was $447,000 and $324,000, respectively.
Note 5. Intangible assets and goodwill
During the three months ended April 30, 2016 and 2015, the Company capitalized software development costs of $1.9 million and $1.2 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of April 30, 2016 and January 31, 2016:

(in thousands)	April 30, 2016	January 31, 2016
Amortized intangible assets:
Capitalized software development costs	$18,008	$16,104
Software	6,189	5,994
Acquired intangible member assets	64,963	64,948
Intangible assets, gross	89,160	87,046
Accumulated amortization	(22,706)	(20,206)
Intangible assets, net	$66,454	$66,840
During the three months ended April 30, 2016 and 2015, the Company incurred and expensed a total of $2.1 million and $1.7 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended April 30, 2016 and 2015 was $2.5 million and $1.4 million, respectively.
There were no changes to the goodwill carrying value during the three months ended April 30, 2016 and 2015.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 6. Commitments and contingencies

The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2016 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2016, and did not change materially during the three months ended April 30, 2016.
Lease expense for office space for the three months ended April 30, 2016 and 2015 was $593,000 and $464,000, respectively. Expense for other lease agreements for the three months ended April 30, 2016 and 2015 was $60,000 and $60,000, respectively.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of April 30, 2016.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement ranges from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company pays a commitment fee ranging from 0.20% to 0.30% on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter.
The Company's material subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees are secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of April 30, 2016.
In connection with the Credit Agreement, the Company incurred $317,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

Note 8. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended April 30, 2016, the Company recorded a provision for income taxes of $4.5 million. The resulting effective tax rate was 36.0%, compared with an effective tax rate of 36.8% for the three months ended April 30, 2015. For the three months ended April 30, 2016 and 2015, discrete tax items were not material. The decrease in the effective tax rate from the same period last year is primarily due to recognition of a benefit for the federal research and development credit. In the same period last year, the federal research and development credit had expired and was renewed in the three months ended January 31, 2016.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Income taxes (continued)

The Company’s current income taxes payable has been reduced by tax benefits from employee and director stock option plan awards. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the exercise price. The Company recorded a benefit of $9.3 million during the three months ended April 30, 2016 for tax benefits related to stock option exercises that are expected to reduce cash taxes payable during the current fiscal year. Of this amount, $7.4 million was related to excess stock option benefits previously limited under FASB ASC 718-740-25-10, Compensation-Stock Compensation, during the year ended January 31, 2016.
As of April 30, 2016 and January 31, 2016, the Company’s total gross unrecognized tax benefit was $448,000 and $393,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of April 30, 2016 and January 31, 2016. If recognized, $369,000 of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2016.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2004.

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2016	2015
Cost of revenue	$375	$228
Sales and marketing	213	228
Technology and development	357	150
General and administrative	877	488
Total stock-based compensation expense	$1,822	$1,094
Stock options
Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2016	5,418	$0.10 - 33.47	$10.88	7.03	$63,965
Granted	842	$21.27 - 24.36	$23.97
Exercised	(218)	$0.10 - 22.45	$0.67
Forfeited	(52)	$3.50 - 28.69	$21.09
Outstanding as of April 30, 2016	5,990	$0.10 - 33.47	$13.01	7.38	$75,056
Vested and expected to vest as of April 30, 2016	5,753		$12.71	7.31	$73,737
Exercisable as of April 30, 2016	2,591		$4.65	5.50	$53,180
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended April 30,
	2016	2015
Expected dividend yield	—%	—%
Expected stock price volatility	38.29% - 38.37%	40.29%
Risk-free interest rate	1.33% - 1.52%	1.47% - 1.64%
Expected life of options	5.17 - 6.25 years	5.43 - 6.25 years
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
As of April 30, 2016, the weighted-average vesting period of non-vested awards expected to vest is approximately 2.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $15.6 million.
Note 10. Fair value

Fair value measurements are made at a specific point in time, based on relevant market information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	April 30, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,159	$—	$—

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair value (continued)

	January 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,134	$—	$—

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2016 and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We refer to HSAs for which we serve as custodian as our HSA Members. We are the integrated HSA platform for 25 of the 50 largest health plans in the country, a number of which are among 31 Blue Cross and Blue Shield health plans in 29 states, and over 33,000 employer clients. Our customers include individuals, employers of all sizes and health plans. We refer to our individual customers as our members, all of our health plan customers as our Health Plan Partners and our employer customers with more than 1,000 employees as our Employer Partners. Our Health Plan Partners and Employer Partners collectively constitute our Network Partners. Through our Network Partners, we have the potential to reach over 72 million consumers, representing approximately 39% of the under-age 65 privately insured population in the United States.

Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, reimbursement arrangements, or RAs, and investment accounts on one website, and in 2013, our registered investment advisor subsidiary began delivering HSA-specific investment advice online.
We generate revenue primarily from three sources: service revenue (previously referred to as account fees), custodial revenue (previously referred to as custodial fees) and interchange revenue (previously referred to as card fees). We generate service revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial revenue from interest we earn on cash assets under management, or AUM, deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. We also generate interchange revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2016.
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

Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold our cash AUM, and we generate a significant portion of our total revenue from interest we charge based on interest rates offered to us by these partners. These contracts are generally long-term, substantially reducing our exposure to short-term fluctuations in interest rates. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate margins available to us and thus the size of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our interest rate margins. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
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
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code and IRS regulations, the Employment Retirement Income Security Act of 1974 and Department of Labor regulations, and public health regulations that govern the provision of health insurance, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundry laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
Our acquisition strategy
We have a successful history of acquiring complementary assets and businesses that strengthen our platform. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We believe the nature of our competitive landscape provides a significant acquisition opportunity. Many of our competitors view their HSA businesses as non-core functions. We believe they will look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements. We intend to continue to pursue acquisitions of complementary assets and businesses that we believe will strengthen our platform.
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

HSA members
The following table sets forth our HSA Members as of the periods indicated:

	April 30, 2016	April 30, 2015	% Change	January 31, 2016
HSA Members	2,228,041	1,474,327	51%	2,140,631
Average HSA Members - Year-to-date	2,211,860	1,459,578	52%	1,600,327
Average HSA Members - Quarter-to-date	2,211,860	1,459,578	52%	1,850,843
HSA Members with investments	49,761	35,699	39%	44,680
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.
The number of our HSA Members increased by approximately 754,000, or 51%, from April 30, 2015 to April 30, 2016, and by approximately 466,000, or 46%, from April 30, 2014 to April 30, 2015.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the HSA portfolios acquired from The Bancorp Bank and M&T Bank, consisting of approximately 160,000 and 35,000 HSA Members, respectively.
Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	April 30, 2016	April 30, 2015	% Change	January 31, 2016
Cash AUM	$3,597,111	$2,198,800	64%	$3,278,628
Investment AUM	488,343	345,790	41%	405,878
Total AUM	$4,085,454	$2,544,590	61%	$3,684,506
Average daily cash AUM - Year-to-date	$3,518,081	$2,139,644	64%	$2,326,506
Average daily cash AUM - Quarter-to-date	$3,518,081	$2,139,644	64%	$2,682,827
We define AUM as our custodial assets under management. Our AUM, which is our HSA Members' assets under management, consists of the following components: (1) cash AUM, which are deposits with our FDIC-insured custodial depository bank partners, (2) cash AUM invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our AUM is important because our custodial revenue is determined by the applicable account yields and average daily cash AUM balances.
Our total AUM increased by $1.5 billion, or 61%, from April 30, 2015 to April 30, 2016. Our total AUM increased by $844.0 million, or 50%, from April 30, 2014 to April 30, 2015. The increase in total AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the HSA portfolios acquired from The Bancorp Bank and M&T Bank, consisting of approximately $390.0 million and $63.0 million of AUM, respectively.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended April 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Adjusted EBITDA	$18,019	$10,824	$7,195	66%
As a percentage of revenue	41%	36%
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

Our Adjusted EBITDA increased by $7.2 million, or 66%, from $10.8 million for the three months ended April 30, 2015 to $18.0 million for the three months ended April 30, 2016. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $5.3 million, or 66%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2016	2015
Net income	$8,073	$4,977
Interest expense	68	—
Income tax provision	4,536	2,900
Depreciation and amortization	1,898	1,341
Amortization of acquired intangible assets	1,049	409
Stock-based compensation expense	1,822	1,094
Other (1)	573	103
Total adjustments	$9,946	$5,847
Adjusted EBITDA	$18,019	$10,824

(1)
For the three months ended April 30, 2016 and 2015, Other consisted of interest income of $(120) and $(76), miscellaneous taxes of $84 and $90, acquisition-related costs of $585 and $89, and other costs of $24 and $0, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Service revenue	$18,994	$14,614	$4,380	30%
Custodial revenue	13,811	8,419	5,392	64%
Interchange revenue	11,208	6,817	4,391	64%
Total revenue	$44,013	$29,850	$14,163	47%
We generate revenue from three primary sources: service revenue, custodial revenue and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and RAs we offer. Our fees are generally based on a fixed tiered structure fixed for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
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
Service costs.    Service costs include the servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits, the cost associated with issuance of new payment cards and costs of marketing materials that we produce for our Network Partners.
Custodial costs.    Custodial costs are comprised of interest we pay to our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our FDIC-insured custodial depository banking partners. We pay interest to HSA Members on a tiered basis. The interest rates we pay to HSA Members can be changed at any time upon required notice, which is typically 30 days.
Interchange costs.    Interchange costs are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on RA-linked payment card transactions, which is the requirement that we confirm each purchase involves a qualified medical expense as defined under applicable law, payment card costs are higher for RA card transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.
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
We expect our technology and development expenses to increase for the foreseeable future due to higher amortization costs related to our planned capital expenditures to improve the architecture of our proprietary system. On an annual basis, we expect our technology and development expenses to remain unchanged as a percentage of our total revenue. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative.    General and administrative expenses include personnel and related expenses, and professional fees incurred by our executive, finance, legal, compliance, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, compliance, accounting, insurance, investor relations and other public company costs that we incur as a public company, as well as other costs associated with continuing to grow our business. Looking forward, on an annual basis we expect our general and administrative expenses to remain unchanged as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will increase going forward due to the acquisition of the rights to be the custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, which occurred during the year ended January 31, 2016. The acquired HSA portfolios each will be amortized using the straight-line method over an estimated useful life of 15 years.
Other income and expense
Other expense primarily consists of interest expense associated with our credit agreement, miscellaneous taxes and acquisition-related expenses.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of April 30, 2016, we remain in a net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of taxable income coupled with forecasted profitability, no valuation allowance was required as of April 30, 2016.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended April 30,
(in thousands)	2016	2015
Revenue:
Service revenue	$18,994	$14,614
Custodial revenue	13,811	8,419
Interchange revenue	11,208	6,817
Total revenue	44,013	29,850
Cost of revenue:
Service costs	11,257	8,419
Custodial costs	2,356	1,423
Interchange costs	2,719	2,102
Total cost of revenue	16,332	11,944
Gross profit	27,681	17,906
Operating expenses:
Sales and marketing	4,183	2,833
Technology and development	4,625	3,524
General and administrative	4,574	3,158
Amortization of acquired intangible assets	1,049	409
Total operating expenses	14,431	9,924
Income from operations	13,250	7,982
Other expense:
Other expense, net	(641)	(105)
Total other expense	(641)	(105)
Income before income taxes	12,609	7,877
Income tax provision	4,536	2,900
Net income	$8,073	$4,977

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended April 30,
	2016	2015
Revenue:
Service revenue	43%	49%
Custodial revenue	31%	28%
Interchange revenue	26%	23%
Total revenue	100%	100%
Cost of revenue:
Service costs	26%	28%
Custodial costs	5%	5%
Interchange costs	6%	7%
Total cost of revenue	37%	40%
Gross profit	63%	60%
Operating expenses:
Sales and marketing	10%	9%
Technology and development	11%	12%
General and administrative	10%	11%
Amortization of acquired intangible assets	2%	1%
Total operating expenses	33%	33%
Income from operations	30%	27%
Other expense:
Other expense, net	(1)%	—%
Total other expense	(1)%	—%
Income before income taxes	29%	27%
Income tax provision	10%	10%
Net income	18%	17%
Comparison of the three months ended April 30, 2016 and 2015
Service revenue
The $4.4 million increase in service revenue for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 754,000, or 51%, from April 30, 2015 to April 30, 2016.
The growth in the number of our HSA Members from April 30, 2015 to April 30, 2016 was due to a combination of growth from our new and existing Network Partners and the acquisition of the rights to be custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, during the year ended January 31, 2016.
Service revenue per HSA Member decreased for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 by approximately 14%. Our account fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in service revenue per HSA Member were partially offset by increases in custodial revenue and interchange revenue per HSA Member.
Custodial revenue
The $5.4 million increase in custodial fee revenue for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily due to an increase in average daily cash AUM of $1.4 billion, or 64%, offset by a slight decrease in the yield on average cash AUM from 1.56% for the three months ended April 30, 2015 to 1.55% for the three months ended April 30, 2016. Custodial revenue increased for the three months ended April 30, 2016 as a percentage of our total revenue compared to the three months ended April 30, 2015, primarily due to our AUM growing faster than our HSA Members.

Custodial revenue per HSA Member increased for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 by approximately 8%, primarily due the increase in average daily cash AUM balances.
Interchange revenue
The $4.4 million increase in interchange revenue for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was due to an overall increase in the number of our HSA Members and payment activity. We also continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our interchange revenue. In addition, we were able to obtain a higher portion of the available interchange rate due to our increased volume of spend on our platform. As a result of these efforts, interchange revenue per HSA Member increased for the three month ended April 30, 2016 compared to the three months ended April 30, 2015 by approximately 8%.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2016	2015	$ Change	% Change
Service costs	$11,257	$8,419	$2,838	34%
Custodial costs	2,356	1,423	933	66%
Interchange costs	2,719	2,102	617	29%
Total cost of revenue	$16,332	$11,944	$4,388	37%
Service costs
The $2.8 million increase in service costs for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was due to the higher volume of total accounts being serviced. The $2.8 million increase includes $1.6 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $593,000 related to account and card activation as well as monthly processing of statements and other communications, other expenses of $389,000, stock compensation expense of $147,000, and depreciation and amortization of $134,000. Service costs per HSA Member decreased by 12% compared to the three months ended April 30, 2015 due to increased efficiency and scalability of our service offering.
Custodial costs
The $933,000 increase in custodial costs for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was due to an increase in average daily cash AUM which increased from $2.1 billion for the three months ended April 30, 2015 to $3.5 billion for the three months ended April 30, 2016. Our custodial costs on average cash AUM remained unchanged at 0.27% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015.
Interchange costs
The $617,000 increase in interchange costs for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was due to an overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2016	2015	$ Change	% Change
Sales and marketing	$4,183	$2,833	$1,350	48%
Technology and development	4,625	3,524	1,101	31%
General and administrative	4,574	3,158	1,416	45%
Amortization of acquired intangible assets	1,049	409	640	156%
Total operating expenses	$14,431	$9,924	$4,507	45%
Sales and marketing
The $1.4 million increase in sales and marketing expense for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 primarily consisted of increased staffing and sales commissions of $748,000 and other expenses of $601,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.1 million increase in technology and development expense for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 resulted primarily from $1.0 million in additional personnel expense. There were increases in amortization and depreciation of $403,000, other expenses of $417,000 and stock compensation of $207,000, which were partially offset by an increase in capitalized engineering of $702,000, and redeployment of resources from technology and development to general and administrative of $232,000.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $1.4 million increase in general and administrative expense for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily attributable to increased personnel of $305,000, professional fees of $300,000, stock compensation of $388,000, other expenses of $191,000, and redeployment of resources from technology and development to general and administrative of $232,000.
As we continue to grow, we expect our general and administrative expense to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.
Amortization of acquired intangible assets
The $640,000 increase in amortization of acquired intangible assets for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was attributable to the $34.2 million and $6.2 million acquisition of the rights to be the custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, during the year ended January 31, 2016. We expect the amortization of acquired intangible assets to increase in dollar amount compared to the year ago periods as a result.
Other expense
The change in other income and expense, net for the three months ended April 30, 2016 is primarily attributable to the timing of ongoing acquisition-related activity costs, miscellaneous taxes, interest income and interest expense.
Income tax provision
Income tax provision for the three months ended April 31, 2016 and 2015 was $4.5 million and $2.9 million, respectively. The increase in income tax provision for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with the tax benefit on research and development credits claimed.

Our effective income tax rate for the three months ended April 30, 2016 was 36.0%, compared to 36.8% for the three months ended April 30, 2015. The 0.8 percentage point decrease for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 is primarily due to the recognition of research and development tax credits in the three months ended April 30, 2016. During the three months ended April 30, 2015, the federal research and development credit had expired and was renewed in the three months ended January 31, 2016.
Seasonality
Seasonal concentration of our growth combined with our recurring revenue model creates seasonal variation in our results of operations. A significant number of new and existing Network Partners brings new HSA Members beginning in January concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new HSA Members, we incur costs related to implementing and supporting our new Network Partners and new HSA Members. These costs of revenue relate to activating the account and the hiring of additional staff, including seasonal help to support our Member Education Center. These expenses begin to increase during our third fiscal quarter with the majority of expenses incurred in our fourth fiscal quarter. We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January.
Liquidity and capital resources
Cash and marketable securities overview
As of April 30, 2016, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of April 30, 2016 and January 31, 2016, cash, cash equivalents and marketable securities were $132.9 million and $123.8 million, respectively.
Capital resources
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
We have a credit facility of $100.0 million. The credit facility has a term of five years. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of April 30, 2016. We were in compliance with all covenants as of April 30, 2016.
Use of cash
Capital expenditures for the three months ended April 30, 2016 and 2015 were $2.3 million. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2017 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for the new office space adjacent to our headquarters in Draper, Utah.
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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$2,112	$1,771
Net cash used in investing activities	(2,410)	(42,339)
Net cash provided by financing activities	9,423	4,424
Increase (decrease) in cash and cash equivalents	9,125	(36,144)
Beginning cash and cash equivalents	83,641	111,005
Ending cash and cash equivalents	$92,766	$74,861
Cash flows provided by operating activities. Net cash provided by operating activities during the three months ended April 30, 2016 resulted primarily from our net income of $8.1 million being adjusted for the following non-cash items: depreciation and amortization of $2.9 million, stock-based compensation of $1.8 million, changes in other long-term liabilities of $583,000, and changes in inventories, deferred taxes and amortization of deferred financing costs totaling $74,000. These items were offset by a decrease in accrued compensation of $5.2 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in other assets of $4.7 million, an increase in accounts receivable of $1.4 million, and a decrease in accounts payable of $1.2 million.
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
Cash flows used in investing activities. Net cash used in investing activities for the three months ended April 30, 2016 was primarily the result of purchases of software and capitalized software development costs of $2.0 million. This compares to purchases of software and capitalized software development costs of $1.5 million for the three months ended April 30, 2015. We continue to develop of our proprietary system and other software necessary to support our continued account growth. Our purchases of property and equipment decreased from $826,000 for the three months ended April 30, 2015 to $321,000 for the three months ended April 30, 2016. The decrease in purchases of property and equipment is due to timing of expenditures.
Net cash used in investing activities for the three months ended April 30, 2015 was primarily the result of purchases of marketable securities of $40.0 million.
Cash flows provided by financing activities. Cash flow provided by financing activities during the three months ended April 30, 2016 resulted primarily from the proceeds associated with the exercise of stock options of $145,000 and the associated tax benefits of $9.3 million.
Cash flow provided by financing activities during the three months ended April 30, 2015 resulted primarily from the exercise of stock options of $493,000 and the associated tax benefits of $3.9 million.
Contractual obligations
There were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016.
Off-balance sheet arrangements
During the three months ended April 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2016. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2016, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2016.
Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company has not yet selected a transition method and is evaluating the effect that these recent pronouncements will have on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The Company adopted this ASU with no impact on the accompanying condensed consolidated financial statements as no amounts had been drawn under the Credit Agreement.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet classifications of deferred taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Effective April 30, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of the Company's current deferred tax asset between both non-current deferred tax asset and non-current deferred tax liability on its consolidated balance sheet. No prior periods were retrospectively adjusted.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. This ASU is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this ASU on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.

Item 3. Qualitative and quantitative disclosures about market risk
Concentration of market risk
We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2016, and 2015, no one customer accounted for greater than 10% of our total revenue.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of April 30, 2016 were $132.9 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of April 30, 2016 was $15.7 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.
Interest rate risk
Assets under management
As of April 30, 2016, we had cash AUM of approximately $3.6 billion. We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2016, we had unrestricted cash and cash equivalents of $92.8 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of April 30, 2016, we had marketable securities of $40.2 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures included, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk factors
The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2016 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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
During the year ended January 31, 2016, the Company used funds received from the offerings to acquire the rights to be the custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, for approximately $34.2 million and $6.2 million, respectively. The remainder of the funds received have been invested in registered money market accounts and mutual funds.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: June 9, 2016	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

30

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+†	Amended and Restated Non-Employee Director Compensation Policy
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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