Form 10-Q
period 2016-07-31
HEALTHEQUITY INC
filed 2016-09-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016
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

As of August 31, 2016, there were 58,641,564 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	July 31, 2016	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$109,169	$83,641
Marketable securities, at fair value	40,292	40,134
Total cash, cash equivalents and marketable securities	149,461	123,775
Accounts receivable, net of allowance for doubtful accounts of $39 as of July 31, 2016 and $40 as of January 31, 2016	16,681	14,308
Inventories	699	620
Current deferred tax asset	—	2,642
Other current assets	6,899	1,703
Total current assets	173,740	143,048
Property and equipment, net	4,251	3,506
Intangible assets, net	65,675	66,840
Goodwill	4,651	4,651
Deferred tax asset	505	—
Other assets	1,763	1,750
Total assets	$250,585	$219,795
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,801	$2,431
Accrued compensation	4,353	7,776
Accrued liabilities	2,782	1,899
Total current liabilities	8,936	12,106
Long-term liabilities
Other long-term liabilities	1,076	236
Deferred tax liability	1,114	3,996
Total long-term liabilities	2,190	4,232
Total liabilities	11,126	16,338
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 58,493 and 57,726 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	6	6
Additional paid-in capital	219,648	199,940
Accumulated other comprehensive loss	(110)	(98)
Accumulated earnings	19,915	3,609
Total stockholders’ equity	239,459	203,457
Total liabilities and stockholders’ equity	$250,585	$219,795
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Revenue:
Service revenue	$18,835	$14,692	$37,829	$29,306
Custodial revenue	14,779	9,031	28,590	17,450
Interchange revenue	10,571	6,771	21,779	13,588
Total revenue	44,185	30,494	88,198	60,344
Cost of revenue:
Service costs	10,539	8,348	21,796	16,767
Custodial costs	2,394	1,512	4,750	2,935
Interchange costs	2,698	2,049	5,417	4,151
Total cost of revenue	15,631	11,909	31,963	23,853
Gross profit	28,554	18,585	56,235	36,491
Operating expenses:
Sales and marketing	4,190	2,737	8,373	5,570
Technology and development	4,993	3,998	9,618	7,522
General and administrative	5,550	3,943	10,124	7,101
Amortization of acquired intangible assets	1,082	409	2,131	818
Total operating expenses	15,815	11,087	30,246	21,011
Income from operations	12,739	7,498	25,989	15,480
Other expense:
Other expense, net	(37)	(542)	(678)	(647)
Total other expense	(37)	(542)	(678)	(647)
Income before income taxes	12,702	6,956	25,311	14,833
Income tax provision	4,469	2,535	9,005	5,435
Net income	$8,233	$4,421	$16,306	$9,398
Net income per share:
Basic	$0.14	$0.08	$0.28	$0.17
Diluted	$0.14	$0.08	$0.27	$0.16
Weighted-average number of shares used in computing net income per share:
Basic	58,246	56,730	58,035	55,909
Diluted	59,651	58,932	59,501	58,318
Comprehensive income:
Net income	$8,233	$4,421	$16,306	$9,398
Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale marketable securities, net of tax	27	(11)	(12)	(33)
Comprehensive income	$8,260	$4,410	$16,294	$9,365
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$16,306	$9,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,125	3,665
Amortization of deferred financing costs	36	—
Deferred taxes	(738)	(1,133)
Stock-based compensation	4,331	2,771
Changes in operating assets and liabilities:
Accounts receivable	(2,373)	(1,801)
Inventories	(79)	35
Other assets	(5,245)	(3,611)
Accounts payable	(1,069)	(277)
Accrued compensation	(3,423)	(1,989)
Accrued liabilities	827	577
Other long-term liabilities	840	(343)
Net cash provided by operating activities	15,538	7,292
Cash flows from investing activities:
Purchases of marketable securities	(177)	(40,137)
Purchase of property and equipment	(1,250)	(1,257)
Purchase of software and capitalized software development costs	(3,960)	(2,982)
Net cash used in investing activities	(5,387)	(44,376)
Cash flows from financing activities:
Proceeds from follow-on offering, net of payments for offering costs	—	23,492
Proceeds from exercise of common stock options	1,128	1,153
Tax benefit from exercise of common stock options	14,249	10,285
Net cash provided by financing activities	15,377	34,930
Increase (decrease) in cash and cash equivalents	25,528	(2,154)
Beginning cash and cash equivalents	83,641	111,005
Ending cash and cash equivalents	$109,169	$108,851
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$379	$—
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	116	—
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
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership accounted for using the equity method of accounting. The investment was approximately $281,000 as of July 31, 2016 and is included in other assets on the accompanying condensed consolidated balance sheet.
During the year ended January 31, 2016, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of July 31, 2016 and is included in other assets on the accompanying condensed consolidated balance sheet.
All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of July 31, 2016 and for the three and six months ended July 31, 2016 and 2015 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2016. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Other expense—During the three and six months ended July 31, 2016, the Company incurred $10,000 and $585,000 of acquisition-related expenses, respectively. These expenses are included in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive income.
Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods.The Company has not yet selected a transition method and is evaluating the effect that these recent pronouncements will have on the consolidated financial statements.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

In June 2016, The FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.
In August 2016, The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.

Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Numerator (basic and diluted):
Net income	$8,233	$4,421	$16,306	$9,398
Denominator (basic):
Weighted-average common shares outstanding	58,246	56,730	58,035	55,909
Denominator (diluted):
Weighted-average common shares outstanding	58,246	56,730	58,035	55,909
Weighted-average dilutive effect of stock options and restricted stock units	1,405	2,202	1,466	2,409
Diluted weighted-average common shares outstanding	59,651	58,932	59,501	58,318
Net income per share:
Basic	$0.14	$0.08	$0.28	$0.17
Diluted	$0.14	$0.08	$0.27	$0.16

For the three months ended July 31, 2016 and 2015, approximately 2.0 million and 648,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2016 and 2015, approximately 2.2 million and 637,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of July 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$109,169	$—	$—	$109,169
Marketable securities:
Mutual funds	40,469	162	(339)	40,292
Total cash, cash equivalents and marketable securities	$149,638	$162	$(339)	$149,461
Cash, cash equivalents and marketable securities as of January 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$83,641	$—	$—	$83,641
Marketable securities:
Mutual funds	40,292	78	(236)	40,134
Total cash, cash equivalents and marketable securities	$123,933	$78	$(236)	$123,775
The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of July 31, 2016:

(in thousands)	Cost basis	Fair value
One year or less	$25,230	$25,235
Over one year and less than five years	15,239	15,057
Total	$40,469	$40,292
As of July 31, 2016, there were no marketable securities that were other-than-temporarily impaired or in an unrealized loss position for more than twelve consecutive months.

Note 4. Property and equipment
Property and equipment consisted of the following as of July 31, 2016 and January 31, 2016:

(in thousands)	July 31, 2016	January 31, 2016
Leasehold improvements	$736	$700
Furniture and fixtures	2,277	1,592
Computer equipment	6,733	5,825
Property and equipment, gross	9,746	8,117
Accumulated depreciation	(5,495)	(4,611)
Property and equipment, net	$4,251	$3,506
Depreciation expense for the three and six months ended July 31, 2016 was $437,000 and $884,000, respectively, and $354,000 and $677,000 for the three and six months ended July 31, 2015, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Intangible assets and goodwill

During the three and six months ended July 31, 2016, the Company capitalized software development costs of $1.8 million and $3.7 million, respectively, and $1.2 million and $2.4 million for the three and six months ended July 31, 2015, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2016 and January 31, 2016:

(in thousands)	July 31, 2016	January 31, 2016
Amortized intangible assets:
Capitalized software development costs	$19,845	$16,104
Software	6,315	5,994
Acquired intangible member assets	64,962	64,948
Intangible assets, gross	91,122	87,046
Accumulated amortization	(25,447)	(20,206)
Intangible assets, net	$65,675	$66,840
During the three and six months ended July 31, 2016, the Company incurred and expensed a total of $2.3 million and $4.3 million, respectively, and $1.8 million and $3.5 million for the three and six months ended July 31, 2015, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three and six months ended July 31, 2016 was $2.7 million and $5.2 million, respectively, and $1.6 million and $3.0 million for the three and six months ended July 31, 2015, respectively.
There were no changes to the goodwill carrying value during the three and six months ended July 31, 2016 and 2015.

Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2016 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2016, and did not change materially during the three and six months ended July 31, 2016.
Lease expense for office space for the three and six months ended July 31, 2016 was $424,000 and $1.0 million, respectively, and $510,000 and $983,000 for the three and six months ended July 31, 2015, respectively. Expense for other lease agreements for the three and six months ended July 31, 2016 was $84,000 and $144,000, respectively, and $57,000 and $116,000 for the three and six months ended July 31, 2015, respectively.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of July 31, 2016.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement ranges from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company pays a commitment fee ranging from 0.20% to 0.30%

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Indebtedness (continued)

on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter.
The Company's material subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees are secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of July 31, 2016.
In connection with the Credit Agreement, the Company incurred $317,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

Note 8. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and six months ended July 31, 2016, the Company recorded a provision for income taxes of $4.5 million and $9.0 million, respectively. The resulting effective tax rate was 35.2% and 35.6%, compared with an effective tax rate of 36.4% and 36.6% for the three and six months ended July 31, 2015. For the three and six months ended July 31, 2016 and 2015, discrete tax items were not material. The decrease in the effective tax rate from the same period last year is primarily due to recognition of a benefit for the federal research and development credit. In the same period last year, the federal research and development credit had expired and was renewed in the three and six months ended January 31, 2016.
The Company’s current income taxes payable has been reduced by tax benefits from employee and director stock option plan awards. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the exercise price. The Company recorded a benefit of $14.3 million during the six months ended July 31, 2016 for tax benefits related to stock option exercises that are expected to reduce cash taxes payable during the current fiscal year. Of this amount, $7.4 million was related to excess stock option benefits previously limited under FASB ASC 718-740-25-10, Compensation-Stock Compensation, during the year ended January 31, 2016.
As of July 31, 2016 and January 31, 2016, the Company’s total gross unrecognized tax benefit was $471,000 and $393,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of July 31, 2016 and January 31, 2016. If recognized, $391,000 of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2016.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$421	$208	$796	$436
Sales and marketing	353	259	566	487
Technology and development	446	237	803	387
General and administrative	1,289	973	2,166	1,461
Total stock-based compensation expense	$2,509	$1,677	$4,331	$2,771
Stock options
Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2016	5,418	$0.10 - 33.47	$10.88	7.03	$63,965
Granted	907	$21.27 - 25.06	$24.05
Exercised	(766)	$0.10 - 25.39	$1.47
Forfeited	(106)	$3.50 - 33.47	$22.09
Outstanding as of July 31, 2016	5,453	$0.10 - 33.47	$14.18	7.37	$84,132
Vested and expected to vest as of July 31, 2016	5,244		$13.93	7.32	$82,202
Exercisable as of July 31, 2016	2,214		$6.03	5.60	$52,008
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	38.29%	38.50%	38.29% - 38.37%	38.50% - 40.29%
Risk-free interest rate	1.55%	1.72%	1.33% - 1.55%	1.47% - 1.72%
Expected life of options	6.25 years	6.25 years	5.17 - 6.25 years	5.43 - 6.25 years
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
As of July 31, 2016, the weighted-average vesting period of non-vested awards expected to vest is approximately 2.4 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $18.2 million.
Restricted stock units
Pursuant to the amended and restated director compensation policy, each non-employee director may elect to receive restricted stock units (with quarterly vesting) in lieu of a cash retainer. The number of restricted stock units is determined by dividing the value of the cash retainer by the closing price of our common stock on the date of grant. In addition, each non-employee director may elect to receive his or her equity awards in the form of restricted stock units or stock options. Restricted stock units are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. Pursuant to the amended and restated director compensation policy, in May 2016 the Company granted 7,157 restricted stock units with a grant date fair value per share of $25.15. As of July 31, 2016, 2,384 restricted stock units were vested with 4,773 restricted stock units to vest over the remainder of the year ended January 31, 2017.

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

The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	July 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,292	$—	$—

	January 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,134	$—	$—

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
Attracting and penetrating network partners
We created our business model to take advantage of the changing dynamics of the U.S. private health insurance market. Our model is based on a business-to-business-to-consumer distribution strategy, meaning that we rely on our Employer Partners and Health Plan Partners to reach potential members to increase the number of our HSA Members. Our success depends in large part on our ability to further penetrate our existing Network Partners by adding new HSA Members from these partners and adding new Network Partners.
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

Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold cash AUM on behalf of our members, and we generate a significant portion of our total revenue from interest we receive based on interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our AUM increases and existing agreements expire, we seek to enter into new contracts with FDIC-insured custodial depositary bank partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among bank partners and varied contract terms substantially reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of a sustained increase or decline in prevailing interest rates to our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the size of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository bank partners and the interest we offer our members, thus increasing our profitability. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
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

HSA members
The following table sets forth our HSA Members as of the periods indicated:

	July 31, 2016	July 31, 2015	% Change	January 31, 2016
HSA Members	2,300,007	1,537,147	50%	2,140,631
Average HSA Members - Year-to-date	2,241,378	1,484,990	51%	1,600,327
Average HSA Members - Quarter-to-date	2,270,896	1,510,403	50%	1,850,843
HSA Members with investments	52,722	38,501	37%	44,680
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.
The number of our HSA Members increased by approximately 763,000, or 50%, from July 31, 2015 to July 31, 2016, and by approximately 475,000, or 45%, from July 31, 2014 to July 31, 2015.
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
Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	July 31, 2016	July 31, 2015	% Change	January 31, 2016
Cash AUM	$3,658,245	$2,260,111	62%	$3,278,628
Investment AUM	542,331	372,120	46%	405,878
Total AUM	$4,200,576	$2,632,231	60%	$3,684,506
Average daily cash AUM - Year-to-date	$3,560,117	$2,176,971	64%	$2,326,506
Average daily cash AUM - Quarter-to-date	$3,602,152	$2,214,287	63%	$2,682,827
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
Our total AUM increased by $1.6 billion, or 60%, from July 31, 2015 to July 31, 2016. Our total AUM increased by $847.6 million, or 47%, from July 31, 2014 to July 31, 2015. The increase in total AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the HSA portfolios acquired from The Bancorp Bank and M&T Bank, consisting of approximately $390.0 million and $63.0 million of AUM, respectively.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Adjusted EBITDA	$18,427	$11,092	$7,335	66%	$36,446	$21,916	$14,530	66%
As a percentage of revenue	42%	36%			41%	36%
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

Our Adjusted EBITDA increased by $7.3 million, or 66%, from $11.1 million for the three months ended July 31, 2015 to $18.4 million for the three months ended July 31, 2016. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $5.2 million, or 70%, increase in income from operations.
Our Adjusted EBITDA increased by $14.5 million, or 66%, from $21.9 million for the six months ended July 31, 2015 to $36.4 million for the six months ended July 31, 2016. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $10.5 million, or 68%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2016	2015	2016	2015
Net income	$8,233	$4,421	$16,306	$9,398
Interest income	(128)	(109)	(248)	(185)
Interest expense	69	—	137	—
Income tax provision	4,469	2,535	9,005	5,435
Depreciation and amortization	2,097	1,506	3,994	2,847
Amortization of acquired intangible assets	1,082	409	2,131	818
Stock-based compensation expense	2,509	1,677	4,331	2,771
Other (1)	96	653	790	832
Adjusted EBITDA	$18,427	$11,092	$36,446	$21,916

(1)
For the three months ended July 31, 2016 and 2015, Other consisted of non-income-based taxes of $86 and $82, and acquisition-related costs of $10 and $571, respectively. For the six months ended July 31, 2016 and 2015, Other consisted of non-income-based taxes of $172 and $171, acquisition-related costs of $595 and $661, and other costs of $23 and $0, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service revenue	$18,835	$14,692	$4,143	28%	$37,829	$29,306	$8,523	29%
Custodial revenue	14,779	9,031	5,748	64%	28,590	17,450	11,140	64%
Interchange revenue	10,571	6,771	3,800	56%	21,779	13,588	8,191	60%
Total revenue	$44,185	$30,494	$13,691	45%	$88,198	$60,344	$27,854	46%
We generate revenue from three primary sources: service revenue, custodial revenue and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and reimbursement arrangements, or RAs, we offer. Our fees are generally based on a fixed tiered structure fixed for the duration of our agreement with the relevant customer, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
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
Interchange costs.    Interchange costs are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on RA-linked payment card transactions, which is the requirement that we confirm each purchase involves a "qualified medical expense" as defined under applicable law, payment card costs are higher for RA card transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.
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

We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, compliance, accounting, insurance, investor relations and other public company costs that we incur as we continue to grow as a public company, as well as other costs associated with continuing to grow our business. Looking forward, on an annual basis we expect our general and administrative expenses to remain unchanged as a percentage of our total revenue over the near term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of HSA portfolios. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will increase going forward due to the acquisition of the rights to be the custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, which occurred during the year ended January 31, 2016. The acquired HSA portfolios each will be amortized using the straight-line method over an estimated useful life of 15 years.
Other expense, net
Other expense primarily consists of interest expense associated with our credit agreement, non-income-based taxes and acquisition-related expenses, offset by interest income on corporate cash and marketable securities.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of July 31, 2016, we remain in a net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of taxable income coupled with forecasted profitability, no valuation allowance was required as of July 31, 2016.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2016	2015	2016	2015
Revenue:
Service revenue	$18,835	$14,692	$37,829	$29,306
Custodial revenue	14,779	9,031	28,590	17,450
Interchange revenue	10,571	6,771	21,779	13,588
Total revenue	44,185	30,494	88,198	60,344
Cost of revenue:
Service costs	10,539	8,348	21,796	16,767
Custodial costs	2,394	1,512	4,750	2,935
Interchange costs	2,698	2,049	5,417	4,151
Total cost of revenue	15,631	11,909	31,963	23,853
Gross profit	28,554	18,585	56,235	36,491
Operating expenses:
Sales and marketing	4,190	2,737	8,373	5,570
Technology and development	4,993	3,998	9,618	7,522
General and administrative	5,550	3,943	10,124	7,101
Amortization of acquired intangible assets	1,082	409	2,131	818
Total operating expenses	15,815	11,087	30,246	21,011
Income from operations	12,739	7,498	25,989	15,480
Other expense:
Other expense, net	(37)	(542)	(678)	(647)
Total other expense	(37)	(542)	(678)	(647)
Income before income taxes	12,702	6,956	25,311	14,833
Income tax provision	4,469	2,535	9,005	5,435
Net income	$8,233	$4,421	$16,306	$9,398

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Revenue:
Service revenue	43%	48%	43%	48%
Custodial revenue	33%	30%	32%	29%
Interchange revenue	24%	22%	25%	23%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Service costs	24%	27%	25%	28%
Custodial costs	5%	5%	5%	5%
Interchange costs	6%	7%	6%	7%
Total cost of revenue	35%	39%	36%	40%
Gross profit	65%	61%	64%	60%
Operating expenses:
Sales and marketing	10%	9%	10%	9%
Technology and development	11%	13%	11%	12%
General and administrative	13%	13%	12%	12%
Amortization of acquired intangible assets	2%	1%	2%	1%
Total operating expenses	36%	36%	35%	34%
Income from operations	29%	25%	29%	26%
Other expense:
Other expense, net	—%	(2)%	(1)%	(1)%
Total other expense	—%	(2)%	(1)%	(1)%
Income before income taxes	29%	23%	28%	25%
Income tax provision	10%	8%	10%	9%
Net income	19%	15%	18%	16%
Comparison of the three and six months ended July 31, 2016 and 2015
Service revenue
The $4.1 million increase in service revenue for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was primarily due to an increase in the number of our HSA Members. The $8.5 million increase in service revenue for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 763,000, or 50%, from July 31, 2015 to July 31, 2016.
The growth in the number of our HSA Members from July 31, 2015 to July 31, 2016 was due to a combination of growth from our new and existing Network Partners and the acquisition of the rights to be custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, during the year ended January 31, 2016.
Service revenue per HSA Member decreased for the three and six months ended July 31, 2016 compared to the three months ended July 31, 2015 by approximately 15% and 14%, respectively. Our service fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in service revenue per HSA Member was partially offset by increases in custodial revenue and interchange revenue per HSA Member.

Custodial revenue
The $5.7 million increase in custodial revenue for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was primarily due to an increase in average daily cash AUM of $1.4 billion, or 63%, and a slight increase in the yield on average cash AUM from 1.56% for the three months ended July 31, 2015 to 1.58% for the three months ended July 31, 2016. Custodial revenue increased for the three months ended July 31, 2016 as a percentage of our total revenue compared to the three months ended July 31, 2015, primarily due to our AUM growing faster than our HSA Members.
The $11.1 million increase in custodial revenue for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was primarily due to an increase in average daily cash AUM of $1.4 billion, or 64%. The yield on average cash AUM remained unchanged at 1.56% for the six months ended July 31, 2016 and 2015.
Custodial revenue per HSA Member increased for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 by approximately 9%, primarily due the increase in average daily cash AUM balances.
Interchange revenue
The $3.8 million increase in interchange revenue for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was due to an overall increase in the number of our HSA Members and payment activity. We also continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our interchange revenue. In addition, we were able to obtain a higher portion of the available interchange rate due to our increased volume of spend on our platform. As a result of these efforts, interchange revenue per HSA Member increased for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 by approximately 4% and 6%. respectively.
The $8.2 million increase in interchange revenue for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was due to an overall increase in the number of our HSA Members and payment activity.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service costs	$10,539	$8,348	$2,191	26%	$21,796	$16,767	$5,029	30%
Custodial costs	2,394	1,512	882	58%	4,750	2,935	1,815	62%
Interchange costs	2,698	2,049	649	32%	5,417	4,151	1,266	30%
Total cost of revenue	$15,631	$11,909	$3,722	31%	$31,963	$23,853	$8,110	34%
Service costs
The $2.2 million increase in service costs for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was due to the higher volume of total accounts being serviced. The $2.2 million increase includes $1.2 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $230,000 related to account and card activation as well as monthly processing of statements and other communications, other expenses of $425,000, stock compensation expense of $213,000, and depreciation and amortization of $91,000. Service costs per HSA Member decreased by 14% compared to the three months ended July 31, 2015 due to increased efficiency and scalability of our service offering.
The $5.0 million increase in service costs for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was due to the higher volume of total accounts being serviced. The $5.0 million increase includes $2.8 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $823,000 related to account and card activation as well as monthly processing of statements and other communications, other expenses of $814,000, stock compensation expense of $360,000, and depreciation and amortization of $225,000. Service costs per HSA Member decreased by 11% compared to the six months ended July 31, 2015 due to increased efficiency and scalability of our service offering.

Custodial costs
The $882,000 increase in custodial costs for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was due to an increase in average daily cash AUM which increased from $2.2 billion for the three months ended July 31, 2015 to $3.6 billion for the three months ended July 31, 2016. Our custodial costs on average cash AUM decreased from 0.27% for the three months ended July 31, 2015 to 0.26% for the three months ended July 31, 2016
The $1.8 million increase in custodial costs for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was due to an increase in average daily cash AUM which increased from $2.2 billion for the six months ended July 31, 2015 to $3.6 billion for the six months ended July 31, 2016. Our custodial costs on average cash AUM remained unchanged at 0.27% for the six months ended July 31, 2016 compared to the six months ended July 31, 2015.
Interchange costs
The $649,000 and $1.3 million increase in interchange costs for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 was due to an overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$4,190	$2,737	$1,453	53%	$8,373	$5,570	$2,803	50%
Technology and development	4,993	3,998	995	25%	9,618	7,522	2,096	28%
General and administrative	5,550	3,943	1,607	41%	10,124	7,101	3,023	43%
Amortization of acquired intangible assets	1,082	409	673	165%	2,131	818	1,313	161%
Total operating expenses	$15,815	$11,087	$4,728	43%	$30,246	$21,011	$9,235	44%
Sales and marketing
The $1.5 million increase in sales and marketing expense for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 primarily consisted of increased staffing and sales commissions of $898,000 and other expenses of $554,000.
The $2.8 million increase in sales and marketing expense for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 primarily consisted of increased staffing and sales commissions of $1.6 million and other expenses of $1.2 million.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.0 million increase in technology and development expense for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 resulted primarily from $753,000 in additional personnel expense. There were increases in amortization and depreciation of $471,000, other expenses of $295,000 and stock compensation of $208,000, which were partially offset by an increase in capitalized engineering of $533,000, and redeployment of resources from technology and development to general and administrative of $198,000.
The $2.1 million increase in technology and development expense for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 resulted primarily from $1.8 million in additional personnel expense. There were increases in amortization and depreciation of $874,000, other expenses of $712,000 and stock compensation of $416,000, which were partially offset by an increase in capitalized engineering of $1.2 million, and redeployment of resources from technology and development to general and administrative of $431,000.

We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $1.6 million increase in general and administrative expense for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was primarily attributable to increased personnel of $692,000, professional fees of $160,000, stock compensation of $317,000, other expenses of $238,000, and redeployment of resources from technology and development to general and administrative of $198,000.
The $3.0 million increase in general and administrative expense for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was primarily attributable to increased personnel of $998,000, professional fees of $460,000, stock compensation of $705,000, other expenses of $428,000, and redeployment of resources from technology and development to general and administrative of $431,000.
As we continue to grow, we expect our general and administrative expense to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.
Amortization of acquired intangible assets
The $673,000 and $1.3 million increase in amortization of acquired intangible assets for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 was attributable to the $34.2 million and $6.2 million acquisition of the rights to be the custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, during the year ended January 31, 2016. We expect the amortization of acquired intangible assets to increase in dollar amount compared to the year ago periods as a result.
Other expense, net
The change in other expense, net for the three and six months ended July 31, 2016, is primarily attributable to the timing of ongoing acquisition-related activity costs, non-income-based taxes, interest income and interest expense.
Income tax provision
Income tax provision for the three and six months ended July 31, 2016 was $4.5 million and $9.0 million, respectively, compared to $2.5 million and $5.4 million for the three and six months ended July 31, 2015. The increase in income tax provision for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with the tax benefit on research and development credits claimed.
Our effective income tax rate for the three and six months ended July 31, 2016 was 35.2% and 35.6%, compared to 36.4% and 36.6% for the three and six months ended July 31, 2015. The 1.2 and 1.0 percentage point decrease for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015 is primarily due to the recognition of research and development tax credits in the three and six months ended July 31, 2016. During the three and six months ended July 31, 2015, the federal research and development credit had expired and was renewed in the three months ended January 31, 2016.
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
Liquidity and capital resources
Cash and marketable securities overview
As of July 31, 2016, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility.

We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of July 31, 2016 and January 31, 2016, cash, cash equivalents and marketable securities were $149.5 million and $123.8 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of July 31, 2016. We were in compliance with all covenants as of July 31, 2016.
Use of cash
Capital expenditures for the six months ended July 31, 2016 and 2015 were $5.2 million and $4.2 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2017 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for new office space adjacent to our headquarters in Draper, Utah, which we began occupying in August 2016.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$15,538	$7,292
Net cash used in investing activities	(5,387)	(44,376)
Net cash provided by financing activities	15,377	34,930
Increase (decrease) in cash and cash equivalents	25,528	(2,154)
Beginning cash and cash equivalents	83,641	111,005
Ending cash and cash equivalents	$109,169	$108,851
Cash flows provided by operating activities. Net cash provided by operating activities during the six months ended July 31, 2016 resulted primarily from our net income of $16.3 million being adjusted for the following non-cash items: depreciation and amortization of $6.1 million, stock-based compensation of $4.3 million, changes in other long-term liabilities of $840,000, and changes in accrued liabilities and amortization of deferred financing costs totaling $863,000. These items were offset by a decrease in accrued compensation of $3.4 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in other assets of $5.2 million, an increase in accounts receivable of $2.4 million, a decrease in accounts payable of $1.1 million, and a change in deferred taxes and inventories totaling $817,000.
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
Cash flows used in investing activities. Net cash used in investing activities for the six months ended July 31, 2016 was primarily the result of purchases of software and capitalized software development costs of $4.0 million. This compares to purchases of software and capitalized software development costs of $3.0 million for the six months ended July 31, 2015. We continue to develop of our proprietary system and other software necessary to support our continued account growth. Our purchases of property and equipment remained unchanged at $1.3 million for the six months ended July 31, 2016 and 2015.
Net cash used in investing activities for the six months ended July 31, 2015 was primarily the result of purchases of marketable securities of $40.1 million.
Cash flows provided by financing activities. Cash flow provided by financing activities during the six months ended July 31, 2016 resulted primarily from the proceeds associated with the exercise of stock options of $1.1 million and the associated tax benefits of $14.2 million.
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
Off-balance sheet arrangements
During the three months ended July 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2016. There have been no significant or material changes in our critical accounting policies during the three and six months ended July 31, 2016, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2016.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Concentration of market risk
We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and six months ended July 31, 2016, and 2015, no one customer accounted for greater than 10% of our total revenue.

Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of July 31, 2016 were $149.5 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of July 31, 2016 was $16.7 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.
Interest rate risk
Assets under management
As of July 31, 2016, we had cash AUM of approximately $3.7 billion. We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2016, we had unrestricted cash and cash equivalents of $109.2 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of July 31, 2016, we had marketable securities of $40.3 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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

HEALTHEQUITY, INC.
Date: September 8, 2016	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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