Form 10-Q
period 2016-10-31
HEALTHEQUITY INC
filed 2016-12-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016
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

As of November 30, 2016, there were 59,367,940 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	October 31, 2016	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$125,346	$83,641
Marketable securities, at fair value	40,352	40,134
Total cash, cash equivalents and marketable securities	165,698	123,775
Accounts receivable, net of allowance for doubtful accounts of $34 as of October 31, 2016 and $40 as of January 31, 2016	14,064	14,308
Inventories	944	620
Current deferred tax asset	—	2,642
Other current assets	5,352	1,703
Total current assets	186,058	143,048
Property and equipment, net	5,373	3,506
Intangible assets, net	65,688	66,840
Goodwill	4,651	4,651
Deferred tax asset	696	—
Other assets	2,003	1,750
Total assets	$264,469	$219,795
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,582	$2,431
Accrued compensation	4,659	7,776
Accrued liabilities	4,195	1,899
Total current liabilities	10,436	12,106
Long-term liabilities
Other long-term liabilities	1,295	236
Deferred tax liability	149	3,996
Total long-term liabilities	1,444	4,232
Total liabilities	11,880	16,338
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 59,306 and 57,726 shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively	6	6
Additional paid-in capital	226,794	199,940
Accumulated other comprehensive loss	(134)	(98)
Accumulated earnings	25,923	3,609
Total stockholders’ equity	252,589	203,457
Total liabilities and stockholders’ equity	$264,469	$219,795
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Revenue:
Service revenue	$18,781	$15,201	$56,610	$44,507
Custodial revenue	14,967	9,142	43,557	26,592
Interchange revenue	9,610	6,213	31,389	19,801
Total revenue	43,358	30,556	131,556	90,900
Cost of revenue:
Service costs	12,675	9,395	34,471	26,162
Custodial costs	2,461	1,536	7,211	4,471
Interchange costs	2,331	1,949	7,748	6,100
Total cost of revenue	17,467	12,880	49,430	36,733
Gross profit	25,891	17,676	82,126	54,167
Operating expenses:
Sales and marketing	4,391	3,067	12,764	8,637
Technology and development	6,209	4,419	15,827	11,941
General and administrative	5,166	3,477	15,290	10,578
Amortization of acquired intangible assets	1,083	409	3,214	1,227
Total operating expenses	16,849	11,372	47,095	32,383
Income from operations	9,042	6,304	35,031	21,784
Other expense:
Other expense, net	(256)	121	(934)	(526)
Total other expense	(256)	121	(934)	(526)
Income before income taxes	8,786	6,425	34,097	21,258
Income tax provision	2,778	2,338	11,783	7,773
Net income	$6,008	$4,087	$22,314	$13,485
Net income per share:
Basic	$0.10	$0.07	$0.38	$0.24
Diluted	$0.10	$0.07	$0.37	$0.23
Weighted-average number of shares used in computing net income per share:
Basic	58,938	57,353	58,338	56,397
Diluted	60,073	59,263	59,693	58,664
Comprehensive income:
Net income	$6,008	$4,087	$22,314	$13,485
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(23)	(34)	(36)	(67)
Comprehensive income	$5,985	$4,053	$22,278	$13,418
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$22,314	$13,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,543	5,730
Amortization of deferred financing costs	53	—
Deferred taxes	(1,880)	(1,505)
Stock-based compensation	6,399	4,254
Changes in operating assets and liabilities:
Accounts receivable	244	(868)
Inventories	(324)	(190)
Other assets	(3,955)	(1,421)
Accounts payable	(973)	415
Accrued compensation	(3,117)	(1,403)
Accrued liabilities	1,666	568
Other long-term liabilities	1,059	(293)
Net cash provided by operating activities	31,029	18,772
Cash flows from investing activities:
Purchases of marketable securities	(275)	(40,213)
Purchase of property and equipment	(2,705)	(1,882)
Purchase of software and capitalized software development costs	(6,799)	(4,757)
Purchase of other investments	—	(500)
Acquisition of intangible member assets	—	(33,821)
Net cash used in investing activities	(9,779)	(81,173)
Cash flows from financing activities:
Proceeds from follow-on offering, net of payments for offering costs	—	23,492
Proceeds from exercise of common stock options	4,546	1,751
Tax benefit from exercise of common stock options	15,909	11,315
Deferred financing costs paid	—	(153)
Net cash provided by financing activities	20,455	36,405
Increase (decrease) in cash and cash equivalents	41,705	(25,996)
Beginning cash and cash equivalents	83,641	111,005
Ending cash and cash equivalents	$125,346	$85,009
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$569	$221
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	185	215
Deferred financing costs	—	150
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
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., and HealthEquity Advisors, LLC (collectively referred to as the "Company").
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership accounted for using the equity method of accounting. The investment was approximately $281,000 as of October 31, 2016 and is included in other assets on the accompanying condensed consolidated balance sheet.
During the year ended January 31, 2016, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of October 31, 2016 and is included in other assets on the accompanying condensed consolidated balance sheet.
All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of October 31, 2016 and for the three and nine months ended October 31, 2016 and 2015 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2016. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Other expense—During the nine months ended October 31, 2016, the Company incurred $595,000 of acquisition-related expenses. These expenses are included in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive income.
During the three months ended October 31, 2016, the Company incurred $237,000 of expenses related to a secondary offering in which existing stockholders of the Company offered and sold 2,500,000 shares of common stock in an underwritten offering. These expenses are included in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive income.

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
In October 2016, The FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which updates the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential effect of this ASU on the consolidated financial statements.

Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Numerator (basic and diluted):
Net income	$6,008	$4,087	$22,314	$13,485
Denominator (basic):
Weighted-average common shares outstanding	58,938	57,353	58,338	56,397
Denominator (diluted):
Weighted-average common shares outstanding	58,938	57,353	58,338	56,397
Weighted-average dilutive effect of stock options and restricted stock units	1,135	1,910	1,355	2,267
Diluted weighted-average common shares outstanding	60,073	59,263	59,693	58,664
Net income per share:
Basic	$0.10	$0.07	$0.38	$0.24
Diluted	$0.10	$0.07	$0.37	$0.23

For the three months ended October 31, 2016 and 2015, approximately 702,000 and 817,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2016 and 2015, approximately 1.9 million and 726,000 shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of October 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$125,346	$—	$—	$125,346
Marketable securities:
Mutual funds	40,566	163	(377)	40,352
Total cash, cash equivalents and marketable securities	$165,912	$163	$(377)	$165,698
Cash, cash equivalents and marketable securities as of January 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$83,641	$—	$—	$83,641
Marketable securities:
Mutual funds	40,292	78	(236)	40,134
Total cash, cash equivalents and marketable securities	$123,933	$78	$(236)	$123,775
The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of October 31, 2016:

(in thousands)	Cost basis	Fair value
One year or less	$25,287	$25,271
Over one year and less than five years	15,279	15,081
Total	$40,566	$40,352
As of October 31, 2016, marketable securities with an unrealized loss position for more than twelve consecutive months were as follows:

	Less than one year		Greater than one year
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses
Mutual funds	—	—	15,081	(198)

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Property and equipment

Property and equipment consisted of the following as of October 31, 2016 and January 31, 2016:

(in thousands)	October 31, 2016	January 31, 2016
Leasehold improvements	$736	$700
Furniture and fixtures	2,944	1,592
Computer equipment	7,711	5,825
Property and equipment, gross	11,391	8,117
Accumulated depreciation	(6,018)	(4,611)
Property and equipment, net	$5,373	$3,506
Depreciation expense for the three and nine months ended October 31, 2016 was $523,000 and $1.4 million, respectively, and $389,000 and $1.1 million for the three and nine months ended October 31, 2015, respectively.
Note 5. Intangible assets and goodwill
During the three and nine months ended October 31, 2016, the Company capitalized software development costs of $2.0 million and $5.7 million, respectively, and $1.5 million and $4.0 million for the three and nine months ended October 31, 2015, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2016 and January 31, 2016:

(in thousands)	October 31, 2016	January 31, 2016
Amortized intangible assets:
Capitalized software development costs	$21,887	$16,104
Software	7,181	5,994
Acquired intangible member assets	64,962	64,948
Intangible assets, gross	94,030	87,046
Accumulated amortization	(28,342)	(20,206)
Intangible assets, net	$65,688	$66,840
During the three and nine months ended October 31, 2016, the Company incurred and expensed a total of $2.6 million and $6.9 million, respectively, and $2.0 million and $5.4 million for the three and nine months ended October 31, 2015, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three and nine months ended October 31, 2016 was $2.9 million and $8.1 million, respectively, and $1.7 million and $4.7 million for the three and nine months ended October 31, 2015, respectively.
There were no changes to the goodwill carrying value during the three and nine months ended October 31, 2016 and 2015.

Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2016 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2016, and did not change materially during the three and nine months ended October 31, 2016, except for the following:
On September 16, 2016, the Company entered into an amendment to its lease agreement, dated May 15, 2015, by and between the Company and its landlord to expand its current office space. The term of the lease commenced on

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 6. Commitments and contingencies (continued)

July 1, 2016 and will expire on March 31, 2027. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $569,000, with 2.5% annual increases.
Lease expense for office space for the three and nine months ended October 31, 2016 was $1.1 million and $2.3 million, respectively, and $556,000 and $1.6 million for the three and nine months ended October 31, 2015, respectively. Expense for other lease agreements for the three and nine months ended October 31, 2016 was $93,000 and $237,000, respectively, and $66,000 and $182,000 for the three and nine months ended October 31, 2015, respectively.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of October 31, 2016.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of October 31, 2016.
In connection with the Credit Agreement, the Company incurred $317,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

Note 8. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and nine months ended October 31, 2016, the Company recorded a provision for income taxes of $2.8 million and $11.8 million, respectively. The resulting effective tax rate was 31.6% and 34.6%, compared with an effective tax rate of 36.4% and 36.6% for the three and nine months ended October 31, 2015. For the three and nine months ended October 31, 2016, the net impact of discrete tax items caused a 4.6% and 1.2% decrease to the effective tax rate primarily due to the recognition of research and development tax credits. For the three and nine months ended October 31, 2015, the net impact of discrete tax items was not material. The decrease in the effective tax rate from the same period last year is primarily due to recognition of a benefit for the federal

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Income taxes (continued)

research and development credit. In the same period last year, the federal research and development credit had expired and was renewed in the three months ended January 31, 2016.
The Company’s current income taxes payable has been reduced by tax benefits from employee and director stock option plan awards. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the exercise price. The Company recorded a benefit of $16.1 million during the nine months ended October 31, 2016 for tax benefits related to stock option exercises that are expected to reduce cash taxes payable during the current fiscal year. Of this amount, $915,000 was related to excess stock option benefits previously limited under FASB ASC 718-740-25-10, Compensation-Stock Compensation, during the year ended January 31, 2016. As of October 31, 2016, deferred tax assets attributable to excess stock option benefits totaled $6.7 million. Such benefit will not be recorded until the deduction reduces cash taxes payable.
As of October 31, 2016 and January 31, 2016, the Company’s total gross unrecognized tax benefit was $601,000 and $393,000, respectively. As a result of Accounting Standards Update No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of October 31, 2016 and January 31, 2016. If recognized, $507,000 of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2016.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2005.

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$462	$304	$1,258	$740
Sales and marketing	364	218	930	705
Technology and development	487	290	1,290	677
General and administrative	755	671	2,921	2,132
Total stock-based compensation expense	$2,068	$1,483	$6,399	$4,254

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

Stock options
Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2016	5,418	$0.10 - 33.47	$10.88	7.03	$63,965
Granted	1,149	$21.27 - 32.50	$25.44
Exercised	(1,579)	$0.10 - 28.69	$2.88
Forfeited	(187)	$1.50 - 33.47	$19.29
Outstanding as of October 31, 2016	4,801	$0.10 - 33.47	$16.67	7.69	$79,528
Vested and expected to vest as of October 31, 2016	4,605		$16.45	7.65	$77,281
Exercisable as of October 31, 2016	1,552		$8.18	6.02	$38,868
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	38.15%	38.40%	38.15% - 38.37%	38.40% - 40.29%
Risk-free interest rate	1.18% - 1.27%	1.56% - 1.70%	1.18% - 1.55%	1.47% - 1.72%
Expected life of options	4.50 - 6.25 years	6.25 years	4.50 - 6.25 years	5.43 - 6.25 years
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
As of October 31, 2016, the weighted-average vesting period of non-vested awards expected to vest is approximately 2.3 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $14.2 million.
Restricted stock units
Pursuant to the amended and restated director compensation policy, each non-employee director may elect to receive restricted stock units (with quarterly vesting) in lieu of a cash retainer. The number of restricted stock units is determined by dividing the value of the cash retainer by the closing price of our common stock on the date of grant. In addition, each non-employee director may elect to receive his or her equity awards in the form of restricted stock units or stock options. Restricted stock units are valued based on the current value of the Company's closing stock

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. Pursuant to the amended and restated director compensation policy, during the nine months ended October 31, 2016 the Company granted 11,003 restricted stock units with a weighted average grant date fair value per share of $27.19. During the nine months ended October 31, 2016, 5,372 restricted stock units vested with a total grant date fair value of $137,000.

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

The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	October 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,352	$—	$—

	January 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,134	$—	$—

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2016 and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
We generate revenue primarily from three sources: service revenue (previously referred to as account fees), custodial revenue (previously referred to as custodial fees) and interchange revenue (previously referred to as card fees). We generate service revenue by providing monthly account services on our platform, primarily through multi-

year contracts with our Network Partners that are typically three to five years in duration. We generate custodial revenue from interest we earn on cash assets under management, or AUM, deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn from mutual funds in which our members invest on a self-directed basis. We also generate interchange revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2016.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in high deductible health plans that are eligible to be coupled with HSAs, or HSA Plans, and other consumer-centric health plans. In particular, we believe that the implementation of the Affordable Care Act, or related healthcare regulation, over the remainder of this decade, continued growth in healthcare costs, and related factors will spur HSA Plan and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict.
Attracting and penetrating network partners
We created our business model to take advantage of the changing dynamics of the U.S. private health insurance market. Our model is based on a business-to-business-to-consumer distribution strategy, meaning that we rely on our Network Partners to reach potential members to increase the number of our HSA Members. Our success depends in large part on our ability to further penetrate our existing Network Partners by adding new HSA Members from these partners and adding new Network Partners.
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
Our “DEEP Purple” culture
The new healthcare consumer needs education and advice delivered by people as well as technology. We believe that our "DEEP Purple" culture which we define as driving excellence, ethics, and process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to nimbly address opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities.

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
Our competition and industry
Our direct competitors are HSA custodians. These are primarily state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. For example, our newly formed subsidiary, HealthEquity Trust Company, is regulated by the Wyoming Division of Banking. Our Health Plan Partners may also choose to offer technology-based healthcare services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
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
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	October 31, 2016	October 31, 2015	% Change	January 31, 2016
HSA Members	2,378,353	1,602,156	48%	2,140,631
Average HSA Members - Year-to-date	2,278,994	1,516,821	50%	1,600,327
Average HSA Members - Quarter-to-date	2,354,227	1,580,482	49%	1,850,843
HSA Members with investments	58,226	40,695	43%	44,680
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.
The number of our HSA Members increased by approximately 776,000, or 48%, from October 31, 2015 to October 31, 2016, and by approximately 494,000, or 45%, from October 31, 2014 to October 31, 2015.
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
Assets under management
The following table sets forth our AUM as of the periods indicated:

(in thousands, except percentages)	October 31, 2016	October 31, 2015	% Change	January 31, 2016
Cash AUM	$3,713,290	$2,307,914	61%	$3,278,628
Investment AUM	570,553	385,243	48%	405,878
Total AUM	$4,283,843	$2,693,157	59%	$3,684,506
Average daily cash AUM - Year-to-date	$3,596,571	$2,207,732	63%	$2,326,506
Average daily cash AUM - Quarter-to-date	$3,669,480	$2,269,253	62%	$2,682,827
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
Our total AUM increased by $1.6 billion, or 59%, from October 31, 2015 to October 31, 2016. Our total AUM increased by $857.6 million, or 47%, from October 31, 2014 to October 31, 2015. The increase in total AUM in these periods was driven by additional AUM from our existing HSA Members and new AUM from new HSA Members added during the fiscal year. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the HSA portfolios acquired from The Bancorp Bank and M&T Bank, consisting of approximately $390.0 million and $63.0 million of AUM, respectively.
Adjusted EBITDA
The following table sets forth our Adjusted EBITDA:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Adjusted EBITDA	$14,527	$9,851	$4,676	47%	$50,973	$31,767	$19,206	60%
As a percentage of revenue	34%	32%			39%	35%
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
Our Adjusted EBITDA increased by $4.7 million, or 47%, from $9.9 million for the three months ended October 31, 2015 to $14.5 million for the three months ended October 31, 2016. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $2.7 million, or 43%, increase in income from operations.
Our Adjusted EBITDA increased by $19.2 million, or 60%, from $31.8 million for the nine months ended October 31, 2015 to $51.0 million for the nine months ended October 31, 2016. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $13.2 million, or 61%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2016	2015	2016	2015
Net income	$6,008	$4,087	$22,314	$13,485
Interest income	(137)	(116)	(385)	(302)
Interest expense	69	23	206	23
Income tax provision	2,778	2,338	11,783	7,773
Depreciation and amortization	2,335	1,656	6,329	4,503
Amortization of acquired intangible assets	1,083	409	3,214	1,227
Stock-based compensation expense	2,068	1,483	6,399	4,254
Other (1)	323	(29)	1,113	804
Adjusted EBITDA	$14,527	$9,851	$50,973	$31,767

(1)
For the three months ended October 31, 2016 and 2015, Other consisted of non-income-based taxes of $86 and $77, other costs of $237 and $81, and acquisition-related costs of $0 and $(187) respectively. For the nine months ended October 31, 2016 and 2015, Other consisted of non-income-based taxes of $260 and $249, acquisition-related costs of $595 and $474, and other costs of $258 and $81, respectively.

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service revenue	$18,781	$15,201	$3,580	24%	$56,610	$44,507	$12,103	27%
Custodial revenue	14,967	9,142	5,825	64%	43,557	26,592	16,965	64%
Interchange revenue	9,610	6,213	3,397	55%	31,389	19,801	11,588	59%
Total revenue	$43,358	$30,556	$12,802	42%	$131,556	$90,900	$40,656	45%
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
Custodial revenue.    We earn custodial revenue from our AUM held in trust with our FDIC-insured custodial depository bank partners, our insurance company partner and our custodial investment partner. As a non-bank custodian, we deposit our cash AUM with our various bank partners pursuant to contracts that (i) have terms that range from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our cash AUM that is based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such investment AUM.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of October 31, 2016, we remain in a federal net deferred tax liability position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of historical profits coupled with forecasted profitability, no valuation allowance was required as of October 31, 2016.

Results of operations
The following table sets forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2016	2015	2016	2015
Revenue:
Service revenue	$18,781	$15,201	$56,610	$44,507
Custodial revenue	14,967	9,142	43,557	26,592
Interchange revenue	9,610	6,213	31,389	19,801
Total revenue	43,358	30,556	131,556	90,900
Cost of revenue:
Service costs	12,675	9,395	34,471	26,162
Custodial costs	2,461	1,536	7,211	4,471
Interchange costs	2,331	1,949	7,748	6,100
Total cost of revenue	17,467	12,880	49,430	36,733
Gross profit	25,891	17,676	82,126	54,167
Operating expenses:
Sales and marketing	4,391	3,067	12,764	8,637
Technology and development	6,209	4,419	15,827	11,941
General and administrative	5,166	3,477	15,290	10,578
Amortization of acquired intangible assets	1,083	409	3,214	1,227
Total operating expenses	16,849	11,372	47,095	32,383
Income from operations	9,042	6,304	35,031	21,784
Other expense:
Other expense, net	(256)	121	(934)	(526)
Total other expense	(256)	121	(934)	(526)
Income before income taxes	8,786	6,425	34,097	21,258
Income tax provision	2,778	2,338	11,783	7,773
Net income	$6,008	$4,087	$22,314	$13,485

The following table presents the components of our results of operations for the periods indicated as a percent of our total revenue:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Revenue:
Service revenue	43%	50%	43%	49%
Custodial revenue	35%	30%	33%	29%
Interchange revenue	22%	20%	24%	22%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Service costs	29%	30%	26%	28%
Custodial costs	6%	5%	6%	5%
Interchange costs	5%	7%	6%	7%
Total cost of revenue	40%	42%	38%	40%
Gross profit	60%	58%	62%	60%
Operating expenses:
Sales and marketing	10%	10%	10%	10%
Technology and development	14%	15%	12%	13%
General and administrative	12%	11%	11%	12%
Amortization of acquired intangible assets	3%	1%	2%	1%
Total operating expenses	39%	37%	35%	36%
Income from operations	21%	21%	27%	24%
Other expense:
Other expense, net	(1)%	—%	(1)%	—%
Total other expense	(1)%	—%	(1)%	—%
Income before income taxes	20%	21%	26%	24%
Income tax provision	6%	8%	9%	9%
Net income	14%	13%	17%	15%
Comparison of the three and nine months ended October 31, 2016 and 2015
Service revenue
The $3.6 million increase in service revenue for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily due to an increase in the number of our HSA Members. The $12.1 million increase in service revenue for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 776,000, or 48%, from October 31, 2015 to October 31, 2016.
The growth in the number of our HSA Members from October 31, 2015 to October 31, 2016 was due to a combination of growth from our new and existing Network Partners and the acquisition of the rights to be custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, during the year ended January 31, 2016.
Service revenue per HSA Member decreased for the three and nine months ended October 31, 2016 compared to the three months ended October 31, 2015 by approximately 17% and 15%, respectively. Our service fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in service revenue per HSA Member was partially offset by increases in custodial revenue and interchange revenue per HSA Member.

Custodial revenue
The $5.8 million increase in custodial revenue for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily due to an increase in average daily cash AUM of $1.4 billion, or 62%, and a slight increase in the yield on average cash AUM from 1.55% for the three months ended October 31, 2015 to 1.57% for the three months ended October 31, 2016. Custodial revenue increased for the three months ended October 31, 2016 as a percentage of our total revenue compared to the three months ended October 31, 2015, primarily due to our AUM growing faster than our HSA Members.
The $17.0 million increase in custodial revenue for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was primarily due to an increase in average daily cash AUM of $1.4 billion, or 63%, and a slight increase in the yield on average cash AUM from 1.56% for the nine months ended October 31, 2015 to 1.57% for the nine months ended October 31, 2016.
Custodial revenue per HSA Member increased for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 by approximately 10% and 9%, respectively, primarily due the increase in average daily cash AUM balances.
Interchange revenue
The $3.4 million increase in interchange revenue for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was due to an overall increase in the number of our HSA Members and payment activity. We also continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our interchange revenue. In addition, we were able to obtain a higher portion of the available interchange rate due to our increased volume of spend on our platform. As a result of these efforts, interchange revenue per HSA Member increased for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 by approximately 4% and 6%, respectively.
The $11.6 million increase in interchange revenue for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was due to an overall increase in the number of our HSA Members and payment activity.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service costs	$12,675	$9,395	$3,280	35%	$34,471	$26,162	$8,309	32%
Custodial costs	2,461	1,536	925	60%	7,211	4,471	2,740	61%
Interchange costs	2,331	1,949	382	20%	7,748	6,100	1,648	27%
Total cost of revenue	$17,467	$12,880	$4,587	36%	$49,430	$36,733	$12,697	35%
Service costs
The $3.3 million increase in service costs for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was due to the higher volume of total accounts being serviced. The $3.3 million increase includes $1.7 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $933,000 related to account and card activation as well as monthly processing of statements and other communications, other expenses of $384,000, depreciation and amortization of $162,000 and stock compensation expense of $158,000. Service costs per HSA Member decreased by 9% compared to the three months ended October 31, 2015 due to increased efficiency and scalability of our service offering.
The $8.3 million increase in service costs for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was due to the higher volume of total accounts being serviced. The $8.3 million increase includes $4.5 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $1.7 million related to account and card activation as well as monthly processing of statements and other communications, other expenses of $1.2 million, stock compensation expense of $518,000, and depreciation and amortization of $387,000. Service costs per HSA Member decreased by 12% compared to the nine months ended October 31, 2015 due to increased efficiency and scalability of our service offering.

Custodial costs
The $925,000 increase in custodial costs for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was due to an increase in average daily cash AUM which increased from $2.3 billion for the three months ended October 31, 2015 to $3.7 billion for the three months ended October 31, 2016. Our custodial costs on average cash AUM remained unchanged at 0.27% for the three months ended October 31, 2016 and 2015.
The $2.7 million increase in custodial costs for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was due to an increase in average daily cash AUM which increased from $2.2 billion for the nine months ended October 31, 2015 to $3.6 billion for the nine months ended October 31, 2016. Our custodial costs on average cash AUM remained unchanged at 0.27% for the nine months ended October 31, 2016 and 2015.
Interchange costs
The $382,000 and $1.6 million increase in interchange costs for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 was due to an overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$4,391	$3,067	$1,324	43%	$12,764	$8,637	$4,127	48%
Technology and development	6,209	4,419	1,790	41%	15,827	11,941	3,886	33%
General and administrative	5,166	3,477	1,689	49%	15,290	10,578	4,712	45%
Amortization of acquired intangible assets	1,083	409	674	165%	3,214	1,227	1,987	162%
Total operating expenses	$16,849	$11,372	$5,477	48%	$47,095	$32,383	$14,712	45%
Sales and marketing
The $1.3 million increase in sales and marketing expense for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily consisted of increased staffing and sales commissions of $819,000 and other expenses of $505,000.
The $4.1 million increase in sales and marketing expense for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 primarily consisted of increased staffing and sales commissions of $2.4 million and other expenses of $1.7 million.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.8 million increase in technology and development expense for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 resulted primarily from $773,000 in additional personnel expense. There were increases in amortization and depreciation of $478,000, software subscriptions and maintenance of $363,000, stock compensation of $197,000 and other expenses of $643,000, which were partially offset by an increase in capitalized engineering of $497,000, and redeployment of resources from technology and development to general and administrative of $166,000.

The $3.9 million increase in technology and development expense for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 resulted primarily from $2.5 million in additional personnel expense. There were increases in amortization and depreciation of $1.4 million, software subscriptions and maintenance of $759,000, other expenses of $958,000 and stock compensation of $612,000, which were partially offset by an increase in capitalized engineering of $1.7 million, and redeployment of resources from technology and development to general and administrative of $598,000.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $1.7 million increase in general and administrative expense for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily attributable to increased personnel of $703,000, professional fees of $503,000, stock compensation of $84,000, other expenses of $233,000, and redeployment of resources from technology and development to general and administrative of $166,000.
The $4.7 million increase in general and administrative expense for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was primarily attributable to increased personnel of $1.7 million, professional fees of $963,000, stock compensation of $790,000, other expenses of $661,000, and redeployment of resources from technology and development to general and administrative of $598,000.
As we continue to grow, we expect our general and administrative expense to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.
Amortization of acquired intangible assets
The $674,000 and $2.0 million increase in amortization of acquired intangible assets for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 was attributable to the $34.2 million and $6.2 million acquisition of the rights to be the custodian of HSA portfolios acquired from The Bancorp Bank and M&T Bank, during the year ended January 31, 2016. We expect the amortization of acquired intangible assets to increase in dollar amount compared to the year ago periods as a result.
Other expense, net
The change in other expense, net for the three and nine months ended October 31, 2016, is primarily attributable to the timing of ongoing acquisition-related activity costs, non-income-based taxes, interest income and interest expense.
Income tax provision
Income tax provision for the three and nine months ended October 31, 2016 was $2.8 million and $11.8 million, respectively, compared to $2.3 million and $7.8 million for the three and nine months ended October 31, 2015. The increase in income tax provision for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with the tax benefit on research and development credits claimed.
Our effective income tax rate for the three and nine months ended October 31, 2016 was 31.6% and 34.6%, compared to 36.4% and 36.6% for the three and nine months ended October 31, 2015. The 4.8 and 2.0 percentage point decrease for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015 is primarily due to the recognition of research and development tax credits in the three and nine months ended October 31, 2016. During the three and nine months ended October 31, 2015, the federal research and development credit had expired and was renewed in the three months ended January 31, 2016.

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

Liquidity and capital resources
Cash and marketable securities overview
As of October 31, 2016, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of October 31, 2016 and January 31, 2016, cash, cash equivalents and marketable securities were $165.7 million and $123.8 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of October 31, 2016. We were in compliance with all covenants as of October 31, 2016.
Use of cash
Capital expenditures for the nine months ended October 31, 2016 and 2015 were $9.5 million and $6.6 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2017 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for new office space adjacent to our headquarters in Draper, Utah, which we began occupying in August 2016.
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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$31,029	$18,772
Net cash used in investing activities	(9,779)	(81,173)
Net cash provided by financing activities	20,455	36,405
Increase (decrease) in cash and cash equivalents	41,705	(25,996)
Beginning cash and cash equivalents	83,641	111,005
Ending cash and cash equivalents	$125,346	$85,009
Cash flows provided by operating activities. Net cash provided by operating activities during the nine months ended October 31, 2016 resulted primarily from our net income of $22.3 million being adjusted for the following non-cash items: depreciation and amortization of $9.5 million, stock-based compensation of $6.4 million, and changes in accounts receivable, other long-term liabilities, accrued liabilities and amortization of deferred financing costs totaling $3.0 million. These items were offset by a decrease in accrued compensation of $3.1 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in other assets of $4.0 million, a decrease in accounts payable of $973,000, and a change in deferred taxes and inventories totaling $2.2 million.
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
Cash flows used in investing activities. Net cash used in investing activities for the nine months ended October 31, 2016 was primarily the result of purchases of software and capitalized software development costs of $6.8 million. This compares to purchases of software and capitalized software development costs of $4.8 million for the nine months ended October 31, 2015. We continue to develop of our proprietary system and other software necessary to support our continued account growth. Our purchases of property and equipment increased from $1.9 million for the nine months ended October 31, 2015 to $2.7 million for the nine months ended October 31, 2016, the increase was as a result of our new facilities at our company headquarters.
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
Cash flows provided by financing activities. Cash flow provided by financing activities during the nine months ended October 31, 2016 resulted primarily from the proceeds associated with the exercise of stock options of $4.5 million and the associated tax benefits of $15.9 million.
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
Contractual obligations
Except for the lease amendment described below, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016.

On September 16, 2016, the Company entered into a second amendment to its lease agreement, dated May 15, 2015, by and between the Company and its landlord to expand its current office space. The term of the lease commenced on July 1, 2016 and will expire on March 31, 2027. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $569,000, with 2.5% annual increases. The material terms of the lease amendment are described in the Company's Current Report on Form 8-K, filed on September 21, 2016, which is incorporated here in by reference.
Off-balance sheet arrangements
During the three months ended October 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2016. There have been no significant or material changes in our critical accounting policies during the three and nine months ended October 31, 2016, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2016.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Concentration of market risk
We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and nine months ended October 31, 2016, and 2015, no one customer accounted for greater than 10% of our total revenue.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of October 31, 2016 were $165.7 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of October 31, 2016 was $14.1 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk
Assets under management
As of October 31, 2016, we had cash AUM of approximately $3.7 billion. We have entered into depository agreements with financial institutions for our cash AUM. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2016, we had unrestricted cash and cash equivalents of $125.3 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of October 31, 2016, we had marketable securities of $40.4 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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

HEALTHEQUITY, INC.
Date: December 8, 2016	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment Lease, dated November 3, 2015, by and between the Company and BG Scenic Point Office 2, L.C. (the "Landlord") Agreement
10.2	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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