Form 10-K
period 2017-01-31
HEALTHEQUITY INC
filed 2017-03-30
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2016, based on the closing price of $29.52 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $1.3 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2016, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2016 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2016. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2017, there were 59,628,341 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2017 annual meeting of shareholders (the "2017 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Part I
Item 1. Business
Company overview
We are a leader and an innovator in the high growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Our platform provides an ecosystem where consumers can access their tax-advantaged healthcare savings, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit and clinical information, earn wellness incentives, and make educated investment choices to grow their tax-advantaged healthcare savings. We can integrate with any health plan or banking institution to be the independent and trusted partner that enables consumers as they seek to manage, save and spend their healthcare dollars. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of the approximately 189 million under-age 65 consumers with private health insurance in the United States to use a platform such as ours.
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long term for healthcare on a tax-advantaged basis. We refer to the HSAs for which we serve as custodian as our HSA Members. As of January 31, 2017, we were the integrated HSA platform for 87 health plans in the country and employees at more than 34,000 employer clients. Our customers include individuals, employers of all sizes and health plans. We refer to our individual customers as our members, our health plan customers as our Health Plan Partners and our employer clients with more than 1,000 employees as our Employer Partners. Our Health Plan Partners and Employer Partners collectively constitute our Network Partners. Through our existing Network Partners, we have the potential to reach over 87 million consumers, representing more than a third of the under-age 65 privately insured population in the United States. As of January 31, 2017, we had over 2.7 million HSAs on our platform, representing over 5.9 million lives. During the years ended January 31, 2017, 2016 and 2015, we added approximately 703,000, 751,000 and 476,000 new HSA Members, representing approximately 1.5 million, 1.7 million and 1.1 million lives, respectively.
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
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year. We earn monthly service revenue (previously referred to as account fee revenue), primarily through multi-year contracts with our Health Plan Partners and employer clients, and our custodial agreements with individual members. We earn custodial revenue (previously referred to as custodial fee revenue) primarily from our custodial cash assets (previously referred to as assets under management, or AUM) that are deposited with our FDIC-insured custodial depository bank partners or invested in an annuity contract with our insurance company partner. In addition, we earn recordkeeping fees in respect of assets held with our investments partner and we earn fees for investment advisory services through our registered investment advisor subsidiary. We also earn interchange revenue (previously referred to as card fee revenue), which is primarily interchange fees charged to merchants on payments made with our cards via payment networks. Monthly service revenue, custodial revenue, and interchange revenue are recurring in nature, providing strong visibility into our future business.

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
Health savings accounts. The Medicare Modernization Act of 2003 created HSAs a tax-exempt trust or custodial account managed by a custodian that is a bank, an insurance company, or a non-bank custodian specifically authorized by the U.S. Department of the Treasury as meeting certain ownership, capitalization, expertise and governance requirements. We are an Internal Revenue Services, or IRS, approved non-bank custodian of our members' HSAs. In December 2016, we submitted a request to the IRS for approval to serve as both a passive and non-passive non-bank custodian of HSAs.
To be eligible to contribute to an HSA, an individual must be covered under a high deductible healthcare plan, or HDHP, have no additional health coverage, not be enrolled in Medicare, and not be claimed as a dependent on someone else’s tax return. HSAs have several tax-advantaged benefits, which we call the "triple tax savings": (1) individuals can claim a tax deduction for contributions they, or someone other than their employer, make to their HSAs; contributions to their HSAs made by their employer may be excluded from their gross income for purposes of federal and most state income and employment tax; (2) the interest or earnings on the assets in the account, including reinvestment, are tax free; and (3) distributions may be tax free if they pay qualified medical expenses. There is no requirement to provide receipts to us to substantiate HSA distributions to members, whether made through our payment card or directly from our online platform. Additionally, distributions other than for qualified medical expenses are permitted penalty-free after age 65. Balances remain in the account until used, i.e., there is no “use or lose” requirement. An HSA is owned by the account holder; it remains the account holder’s property upon a change of employment, health plan or retirement.
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

Reimbursement arrangements. Reimbursement arrangements, or RAs, include health reimbursement arrangements, or HRAs, and flexible spending arrangements, or FSAs. An HRA may be administered by any third-party administration, or TPA, firm. Most HSA custodians are not TPAs, and most TPAs are not HSA custodians. We are among only a few firms that are able to administer HSAs and HRAs on the same technology platform.
RAs are employee benefits wherein an employer provides a fixed dollar amount of reimbursement for qualified medical or dependent care expenses. Payments must be substantiated with electronic claims from a health plan, data gleaned from operation of our payment card where permitted, or submission of receipts or other documentation by the employee. RAs have the tax benefit that, like HSAs, their value may be excluded from employees’ gross income for federal and most state income and employment tax purposes. RAs are not portable; any remaining value is lost upon termination of employment, but are subject to COBRA requirements. An HRA must be paid for entirely by the employer with no salary reduction, is typically integrated with a major medical plan, and typically allows unused benefits to be rolled over from year to year. An FSA is typically paid for entirely through salary reduction from the employee, is typically a stand-alone, voluntary offering, and is subject to “use or lose” restrictions limiting to $500 the amount that may be rolled over from year to year. As of January 31, 2017, we had approximately 528,000 RAs on our platform.
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
Leadership and first-mover advantage. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation and differentiated capabilities. Our leadership position is evidenced by the tripling of our market share, from 4% in December 2010 to 12% in December 2016, as noted by the 2016 Devenir HSA Research Report, which indicates we are among the three largest HSA custodians by market share.
Complete solution for managing consumer healthcare saving and spending. Our members utilize our platform in a number of ways and in varying frequencies. For example, our members utilize our platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras. During the year ended January 31, 2017, our platform experienced 30.4 million logons and, on average, every month 24% of our members signed into our platform.
Proprietary and integrated technology platform. We have a proprietary cloud-based technology platform, developed and refined during more than a decade of operations, which we believe is highly differentiated in the marketplace for a number of key reasons:

•
Purpose-built technology:    Our platform was designed specifically to serve the needs of healthcare consumers, health plans and employers. We believe it provides greater functionality and flexibility than the generic technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with a platform that encompasses all of the core functionality of healthcare saving and spending in a single secure and compliant system, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, HSA trust administration, online investment advice and sophisticated analytics.

•
Data integration:    Our technology platform allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight and individually tailored strategies into the consumer experience. We currently have more than 2,320 distinct integrations with health plans, pharmacy benefit managers, employers and other benefits provider systems. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules and security protocols that are difficult or expensive to change.

•
Configurability:    Our flexible technology platform enables us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can readily configure more than 240 product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees and mutual fund investment choices. We currently have more than 1,300 unique partner configurations of our offerings in use.

Differentiated consumer experience. We have designed our solutions and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides a significant competitive advantage relative to legacy competitors whom we believe prioritize transaction processing and benefits administration.

•
Culture:    We call our culture “DEEP Purple,” which we define as driving excellence, ethics, and process while providing remarkable service. Our DEEP purple culture is a significant factor in our ability to attract and retain customers and to address nimbly opportunities in the rapidly changing healthcare sector.

•
Technology:    Our technology helps us to deliver on our commitment to DEEP Purple. We tailor the content of our platform and the advice of our experts to be timely, personal and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platform or call us. We employ individuals, which we refer to as Member Education Specialists, who provide real-time assistance to our members via telephone.

We believe our DEEP Purple culture drives our success. Our commitment to DEEP Purple has been rewarded with consumer loyalty scores that far exceed those of most banks and traditional health insurers.
Large and diversified channel access. We believe our differentiated distribution platform provides a competitive advantage by efficiently enabling us to reach a growing consumer market. Our platform is built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we rely on our Network Partners to reach consumers instead of marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA Members because only the individual consumer can open an HSA. Thus, in order for us to increase the number of our HSA Members, we must find effective ways to reach the consumer.
We work directly with our Network Partners to reach the consumer in various ways. Our Health Plan Partners collectively employ thousands of sales representatives and account managers who promote both the Health Plan Partner’s health insurance products, such as HDHPs, and our HSAs. Our Employer Partners collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams and the human resource professionals of our Network Partners on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This constitutes our B2B2C channel strategy.
Scalable operating model. We believe that our technology is scalable because our products and services are accessed primarily through our technology platform, which is cloud based. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to generate high-margin revenue from existing HSA Members grows over time because our HSA Members’ balances typically grow, increasing custodial revenue at very little incremental cost to us.
Strong customer retention rates. Retention of our HSA Members has been consistent over time. Retention rates for the years ended January 31, 2017, 2016 and 2015 were 95.5%, 97.4% and 98.3%, respectively. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and results in closure fees. We believe that our retention rates are also high due to our technology platform’s integration with the broader healthcare system used by our HSA members and our focus on the consumer experience.
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
IRS regulations
We are subject to applicable IRS regulations, which lay the foundation for tax savings and eligible expenses under the HSAs, HRAs and FSAs we administer. The IRS issues guidance regarding these regulations regularly.
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
Department of Labor
The Department of Labor, or the DOL, is responsible for issuing guidance under any component plans that are subject to ERISA, including health FSAs and HRAs, as well as guidance that is applicable to the administration of HSAs.
The DOL issues regulations, technical releases and other pieces of guidance that apply to employee benefit plans generally. In addition, in response to a request by an individual or an organization, the DOL’s Employee Benefits Security Administration may issue an advisory opinion that interprets and applies ERISA to a specific situation, including issues related to consumer-centric healthcare accounts. In April 2016, DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to certain retirement accounts and HSAs.  We have taken measures to comply with the DOL’s new fiduciary regulation.  However, on March 2, 2017, the DOL published a proposal to delay the applicability date from April 10, 2017 until June 9, 2017, and DOL has announced that it is considering a further delay and modifications to the rule.
Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare legislation through the Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010. These laws amended various provisions in many federal laws, including the Internal Revenue Code of 1986, as amended, or the Code, and ERISA. These amendments include numerous coverage changes affecting group health plans, which now apply to insurers and governmental plans, as well as employer-sponsored health plans, including self-insured plans such as HRAs and health FSAs. We expect that the new presidential administration and U.S. congress will seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act.

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
Geographic areas
Our sole geographic market is the U.S.
Employees
We refer to our employees as our team members. As of January 31, 2017, we had 875 team members, including 620 in service delivery, 128 in technology and development and 127 in sales, general and administrative. We consider our relationship with our team members to be good. None of our team members are represented by a labor union or party to a collective bargaining agreement.
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
The market for our products and services is subject to rapid and significant change and competition. The market for technology-enabled services that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled services that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our customers.
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
Our business is dependent upon the availability of tax-advantaged health accounts to consumers and employers. Any diminution in, elimination of, or change in the availability or use of these accounts would materially adversely affect our results of operations, financial condition, business and prospects.
Substantially all of our revenue is generated from transactions involving tax-advantaged health accounts, such as HSAs, HRAs and FSAs. Based on our experience with our customers, we believe that many consumers are not familiar with the tax-advantaged benefits of HSAs and other similar tax-advantaged healthcare savings arrangements. If employers reduce or cease to offer HSA, HRA or FSA programs, or if consumer adoption of these accounts decreases, our results of operations, financial condition, business and prospects would be materially adversely affected.
If our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, our customers may reduce the use of, or stop using, our products and services, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our proprietary technology platform enables the exchange of, and access to, sensitive information, and security breaches could result in the loss of this sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members and Network Partners, damage our reputation and cause a loss of confidence in our products and services. While we have security measures in place, if our security measures are breached as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability which could result in loss of sales and customers. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

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
We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches. Cybersecurity breaches could compromise our data and the data of our customers and partners, which may expose us to liability and would likely cause our business and reputation to suffer.
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
Criminals are using increasingly sophisticated methods to capture personal information in order to engage in illegal activities such as counterfeiting and identity theft. We rely upon third parties for some transaction processing services, data feeds, and vendors, which subjects us to risks related to the vulnerabilities of those third parties. For example, we were exposed to risks relating to the 2013 theft of payment card numbers housed in Target Corporation’s point of sale system when certain of our members used our payment cards at Target Corporation and those cards were compromised. Under our agreement with our payment card processing network, we are required to make our customers whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services, or cause our customers to cease doing business with us.
We may be unable to compete effectively against our current and future competitors, which could have a material adverse effect on our results of operations, financial condition, business and prospects.
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Webster Bank, Optum Bank, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements, such as Payflex Systems USA, Inc. This market is highly fragmented. We also have numerous indirect competitors, including benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels. Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to customer and Network Partner attrition, or cause us to reduce our fees. Furthermore, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. Our Health Plan Partners may also decide to offer HSAs directly, which would significantly reduce our channel partner opportunities.
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
The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform, the possible repeal and replacement of the Affordable Care Act and other changes in government programs may have on our business, financial condition or results of operations.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2020, substantially changes the way healthcare is financed by both governmental and private insurers, and may significantly impact our industry. Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law.

The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and we may be unable to predict accurately what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.
Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs would materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare as well as legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, FSAs, and similar tax-advantaged healthcare accounts, may adversely affect our business, operating results, and financial condition. For example, states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs. We cannot predict if any healthcare reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
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
We are subject to HIPAA and other privacy regulations regarding the access, use and disclosure of protected health information and personally identifiable information.
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
Existing laws and regulations limit the fees or interchange rates that can be charged on payment card transactions. For example, the Federal Reserve Board has the power to regulate payment card interchange fees and has issued a rule setting a cap on the interchange fee an issuer can receive from a single payment card transaction. Our HSA-linked payment cards are exempt from the rule. However, to the extent that our payment cards lose their exempt status, the interchange rates applicable to transactions involving our payment cards could be impacted, which would decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.
Our investment advisory and custodial services are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
Our subsidiary HealthEquity Advisors, LLC is an SEC-registered investment adviser that provides automated web-only investment advisory services. As such, it must comply with the requirements of the Advisers Act and related SEC regulations and is subject to periodic inspections by the SEC staff. Such requirements relate to, among other things, fiduciary duties to clients, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions, limitations on agency cross and principal transactions between the adviser and its clients, and general anti-fraud prohibitions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Our subsidiary HealthEquity Trust Company is a non-depository trust company and subject to regulation and supervision by the Wyoming Division of Banking. Compliance with regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC, the Wyoming Division of Banking or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.
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

A decline in interest rate levels may reduce our ability to generate income on our custodial cash assets and to attract HSA contributions, which would adversely affect our profitability.
As a non-bank custodian, we must partner with our FDIC-insured custodial depository bank partners to hold and invest our custodial cash assets. We generate a significant portion of our consolidated revenue from fees we earn from our FDIC-insured custodial depository bank partners. For example, during the years ended January 31, 2017, 2016 and 2015, we generated approximately 33%, 30% and 28%, respectively, of our total revenue from custodial revenue. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our custodial cash assets. In addition, if we do not offer competitive interest rates, our members may choose another HSA custodian. Any such scenario could materially and adversely affect our business and results of operations.
If our members do not continue to utilize our payment cards, our results of operations, business and prospects would be materially adversely affected.
We derived 23%, 22% and 20% of our total revenue during the years ended January 31, 2017, 2016 and 2015, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.
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
As a non-bank custodian, we rely on our FDIC-insured custodial bank partners to hold and invest our custodial cash assets. If any material adverse event were to affect one of our FDIC-insured custodial depository bank partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us as our current agreements, especially in light of the recent consolidation in the banking industry, which has rendered the market for FDIC-insured retail banking services less competitive.
We receive important services from third-party vendors. Replacing them would be difficult and disruptive to our business.
We have entered into contracts with third-party vendors to provide critical services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, telephony services, and card production. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations.
We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our online platform that could lead to lost customers or harm to our reputation.
We rely on certain cloud-based software licensed from third parties to run our business. This software may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in delays in the provisioning of our products and services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, we have certain service level agreements with certain of our employer clients for which the availability of this software is critical. Any decrease in the availability of our service as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in our incurring significant costs to implement such changes or upgrades.
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
If we fail to develop further brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and attracting new customers and strategic partners. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain a sufficient number of customers and strategic partners necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services.
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
Our consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $65.0 million in intangible assets, together representing approximately 25% of our total assets as of January 31, 2017. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
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
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of January 31, 2017, we had approximately 2.7 million HSA Members and $5.0 billion in custodial assets representing growth of 28% and 37%, respectively, from January 31, 2016. For the year ended January 31, 2017, our total revenue and Adjusted EBITDA were approximately $178.4 million and $62.8 million, respectively, which represents year-over-year annual growth rates of approximately 41% and 55%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. While to date we believe we have effectively managed the effect on our operations resulting from the rapid growth of our business, our growth strategy contemplates further increasing the number of our HSA Members and our custodial assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.
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
Developing and implementing new and updated applications, features and services for our technology platform may be more difficult than expected, may take longer and cost more than expected, or may result in the platform not operating as expected, which may harm our operating results or may not result in sufficient increases in revenue to justify the costs.
Attracting and retaining new customers requires us to continue to improve the technology underlying our proprietary technology platform and requires our technology to operate as expected. Accordingly, we must continue to develop new and updated applications, features and services, and maintain existing applications, features and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing ones or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing customers. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our content offerings and healthcare saving and spending services. These efforts may:

•	cost more than expected;

•	take longer than originally expected;

•	require more testing than originally anticipated;

•	require significant cost to address or resolve technical defects or obstacles;

•	require additional advertising and marketing costs; and

•	require the acquisition of additional personnel and other resources.

The revenue opportunities generated from these efforts may fail to justify the amounts spent. In addition, material performance problems, defects or errors in our existing or new software may occur in the future, which may harm our operating results.

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
Our revolving credit facility, or credit agreement, with JPMorgan Chase Bank, N.A., provides for a secured revolving credit facility for a term of five years. Our credit agreement is required to be guaranteed by our material domestic subsidiaries, and it is secured by substantially all of our assets as well as substantially all assets of any subsidiary that becomes a guarantor. The credit agreement contains restrictive financial and other covenants which affect, among other things, the manner in which we may structure or operate our business. A failure by us to comply with our contractual obligations under the credit agreement, including restrictive, financial and other covenants, could result in a variety of material adverse consequences, including the acceleration of our indebtedness under the credit agreement and the exercise of remedies by our creditors thereunder. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under the credit agreement, either upon maturity or if accelerated upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit agreement. Also, the lenders under the credit agreement could foreclose upon all or substantially all of the assets securing our obligations thereunder.
Our ability to secure insurance may not be sufficient to cover potential liabilities.
We maintain various forms of liability insurance coverage, including coverage for errors and omissions, fiduciary and cybersecurity insurance. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially adversely affect our reputation and our business.
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
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery center is equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our online platform in the event of the interruption of services at our primary data center. Even with this data recovery center, however, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our online platform and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay our customers’ access to our products, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our customers and strategic partners to cease doing business with us, any of which could negatively impact our revenue.
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

The stock market in general has been highly volatile. As a result, the market price and trading volume for our common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and other regulations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our Board and management team; and

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
As of January 31, 2017, our principal stockholder, Berkley Capital Investors, L.P., or Berkley, owned approximately 14.7% of our outstanding voting shares. Therefore, Berkley may have the ability to influence us through its ownership position. Berkley may be able to determine all matters requiring stockholder approval. For example, it may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that other stockholders feel are not in their best interests. In addition, our certificate of incorporation and bylaws do not permit cumulative voting in the election of directors. The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board’s decision regarding a takeover.
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
Substantial sales of our common stock by our stockholders could depress the market price of our common stock regardless of our operating results.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of January 31, 2017, we had 59,537,816 shares of our common stock outstanding. In addition, as of January 31, 2017, there were outstanding options to purchase 4,715,505 shares of our common stock and 11,003 restricted stock units. Substantially all of our outstanding common stock is eligible for resale, subject to Rule 144 volume limitations for holders affected by such limitations, as are shares of common stock issuable under vested and exercisable options. Rule 144 allows public resale of restricted and control securities if certain conditions are met. In addition, certain of our stockholders have registration rights and shares registered under our shelf registration statement on Form S-3. If our existing stockholders sell a large number of shares of common stock, or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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

Item 1B. Unresolved staff comments
None.

Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, where we lease approximately 156,000 square feet of office space under a lease that expires in March 2027. We also lease approximately 3,000 square feet of office space in Overland Park, Kansas under a lease that expires in February 2019 and lease additional space at data centers located in Draper, Utah and Austin, Texas, pursuant to leases expiring in July 2020 and November 2020, respectively. We believe that our current facilities are sufficient to meet our current needs.

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

Holders

As of February 28, 2017, there were approximately 32 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Stock price

The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the indicated periods:

	Price Range
Fiscal year ended January 31, 2017:	High	Low
Fourth Quarter	$49.25	$30.34
Third Quarter	$38.80	$28.12
Second Quarter	$31.69	$22.26
First Quarter	$26.75	$15.80

	Price Range
Fiscal year ended January 31, 2016:	High	Low
Fourth Quarter	$35.78	$19.77
Third Quarter	$34.38	$24.73
Second Quarter	$34.56	$24.52
First Quarter	$27.89	$18.88

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

The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from July 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2017. The chart assumes $100 was invested on July 31, 2014 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

		Year ended January 31,
(in thousands, except for per share data)	2017	2016	2015	2014	2013
Consolidated statements of operations data:
Revenue	$178,370	$126,786	$87,855	$62,015	$46,088
Cost of revenue	72,015	54,188	39,882	29,213	21,968
Gross profit	106,355	72,598	47,973	32,802	24,120
Operating expenses	65,143	46,455	31,100	21,278	17,028
Income from operations	41,212	26,143	16,873	11,524	7,092
Other expense	(1,092)	(589)	(1,109)	(6,150)	(590)
Income before income taxes	40,120	25,554	15,764	5,374	6,502
Income tax provision (benefit)	13,744	8,941	5,598	4,141	(4,667)
Net income	$26,376	$16,613	$10,166	$1,233	$11,169
Net income (loss) attributable to common stockholders:
Basic	$26,376	$16,613	$12,058	$(7,132)	$3,993
Diluted	$26,376	$16,613	$10,901	$(7,132)	$9,562
Net income (loss) per share attributable to common stockholders:
Basic	$0.45	$0.29	$0.39	$(1.26)	$0.81
Diluted	$0.44	$0.28	$0.21	$(1.26)	$0.25
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	58,615	56,719	31,181	5,651	4,924
Diluted	59,894	58,863	51,856	5,651	37,514
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$180,359	$123,775	$111,005	$13,917	$5,905
Working capital	185,116	130,942	115,888	14,327	7,024
Total assets	279,136	219,795	158,769	55,090	46,301
Total liabilities	17,196	16,338	14,674	21,082	11,514
Total redeemable convertible preferred stock	—	—	—	46,714	41,186
Total stockholders' equity (deficit)	$261,940	$203,457	$144,095	$(12,706)	$(6,399)

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
The core of our ecosystem is the HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 87 health plans, and over 34,000 employer clients. Through our Network Partners, we have the potential to reach more than a third of the under-age 65 privately insured population in the United States.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, RAs, and investment accounts on one website, and in 2013, our registered investment advisor subsidiary began delivering HSA-specific investment advice online. In 2015, we launched our HSA Optimizer, which helps HSA members optimize their accounts based on their individual preferences and goals. In 2016, we launched a new feature which provides account holders advance access to funds.
We generate revenue primarily from three sources: service revenue (previously referred to as account fees), custodial revenue (previously referred to as custodial fees) and interchange revenue (previously referred to card fees). We generate service revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial revenue from custodial cash assets deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We also generate interchange revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in Part 1, Item 1A of this Annual Report on Form 10-K.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in HDHPs and other consumer-centric health plans. In particular, we believe that continued growth in healthcare costs, and related factors will spur HDHP and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict.

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
Our innovative technology platform
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions differentiate us from our competitors and drive our growth in revenue, HSA Members, Network Partners and custodial assets. Similarly, these innovations underpin our ability to provide a differentiated consumer experience in a cost-effective manner. For example, we are currently undertaking a significant update of our proprietary platform’s architecture, which will allow us to improve our transaction processing capabilities and related platform infrastructure to support continued account and transaction growth. We intend to continue to invest in our technology development to enhance our platform’s capabilities and infrastructure.
Our “DEEP Purple” culture
The new healthcare consumer needs education and advice delivered by people as well as technology. We believe that our "DEEP Purple" culture which we define as driving excellence, ethics, and process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to address nimbly opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities.
Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we generate a significant portion of our total revenue from interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with FDIC-insured custodial depository bank partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among bank partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository bank partners and the interest we offer to our members, thus increasing our profitability. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
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
HSA members
The following table sets forth our HSA Members for the periods indicated:

				% change from	% change from
	January 31, 2017	January 31, 2016	January 31, 2015	2016 to 2017	2015 to 2016
HSA Members	2,746,132	2,140,631	1,426,785	28%	50%
Average HSA Members - Year-to-date	2,339,091	1,600,327	1,087,962	46%	47%
Average HSA Members - Quarter-to-date	2,519,382	1,850,843	1,230,256	36%	50%
HSAs with investments	65,906	44,680	30,552	48%	46%
HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.
The number of our HSA Members increased by approximately 606,000, or 28%, from January 31, 2016 to January 31, 2017, and by approximately 714,000, or 50%, from January 31, 2015 to January 31, 2016.
The increase in the number of our HSA Members in these periods was primarily driven by the addition of new Network Partners and further penetration into existing Network Partners. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the Bancorp and M&T HSA portfolios consisting of approximately 160,000 and 35,000 HSA Members, respectively, the latter of which transitioned to our platform during the year ended January 31, 2017.
Custodial assets
The following table sets forth our custodial assets for the periods indicated:

				% change from	% change from
(in thousands, except percentages)	January 31, 2017	January 31, 2016	January 31, 2015	2016 to 2017	2015 to 2016
Custodial cash	$4,380,487	$3,278,628	$2,075,741	34%	58%
Custodial investments	658,580	405,878	286,526	62%	42%
Total custodial assets	$5,039,067	$3,684,506	$2,362,267	37%	56%
Average daily custodial cash - Year-to-date	$3,661,058	$2,326,506	$1,553,845	57%	50%
Average daily custodial cash - Quarter-to-date	$3,854,518	$2,682,827	$1,698,402	44%	58%

Our custodial assets, which are our HSA Members' assets for which we are the custodian, consist of the following components: (1) custodial cash deposits, which are deposits with our FDIC-insured custodial depository bank partners, (2) custodial cash deposits invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our custodial assets is important because our custodial revenue is determined by the applicable account yields and average daily custodial cash balances.
Our total custodial assets increased by $1.4 billion, or 37%, from January 31, 2016 to January 31, 2017. Our total custodial assets increased by $1.3 billion, or 56%, from January 31, 2015 to January 31, 2016. The increase in total custodial assets in these periods was driven by additional custodial assets from our existing HSA Members and new custodial assets from new HSA Members added during the fiscal year. In addition, during the year ended January 31, 2016, we acquired the rights to be the custodian of the Bancorp and M&T HSA portfolios consisting of approximately $390.0 million and $63.0 million of custodial assets, respectively, the latter of which transitioned to our platform during the year ended January 31, 2017.
Adjusted EBITDA
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended January 31,
(in thousands)	2017	2016	2015
Net income	$26,376	$16,613	$10,166
Interest income	(531)	(414)	(38)
Interest expense	275	91	—
Income tax provision	13,744	8,941	5,598
Depreciation and amortization	8,889	6,393	4,253
Amortization of acquired intangible assets	4,297	2,208	1,637
Loss on revaluation of redeemable convertible preferred stock derivative liability	—	—	735
Stock-based compensation expense	8,398	5,883	2,525
Other (1)	1,348	910	366
Adjusted EBITDA	$62,796	$40,625	$25,242

(1)
For the years ended January 31, 2017, 2016 and 2015, Other consisted of non-income based taxes of $358, $334 and $366, acquisition-related costs of $631, $471 and $0, and other costs of $359, $105 and $0, respectively.

The following table sets forth our Adjusted EBITDA:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2017	2016	2015	2016 to 2017	2015 to 2016
Adjusted EBITDA	$62,796	$40,625	$25,242	55%	61%
As a percentage of revenue	35%	32%	29%
Our Adjusted EBITDA increased by $22.2 million, or 55%, from $40.6 million for the year ended January 31, 2016 to $62.8 million for the year ended January 31, 2017. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $15.1 million, or 58%, increase in income from operations.
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

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2017	2016	2015	2016 to 2017	2015 to 2016
Service revenue	$77,254	$61,608	$45,735	25%	35%
Custodial revenue	59,593	37,755	24,374	58%	55%
Interchange revenue	41,523	27,423	17,746	51%	55%
Total revenue	$178,370	$126,786	$87,855	41%	44%
We generate revenue from three primary sources: service revenue (previously referred to as account fee revenue), custodial revenue (previously referred to as custodial fee revenue) and interchange revenue (previously referred to as card fee revenue).
Service revenue.    We earn service revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and RAs we offer. With respect to our Network Partners, our fees are generally based on a fixed tiered structure for the duration of our agreement with the relevant Network Partner, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
Custodial revenue.    We earn custodial revenue from our custodial cash assets deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. As a non-bank custodian, we deposit our custodial cash with our various bank partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our custodial cash that is based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such custodial investments.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our payment cards to make a qualified purchase. This revenue is collected each time a member “swipes” our payment card to pay a healthcare-related expense. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing bank and the card processor.
Cost of revenue
Cost of revenue includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of revenue include interest paid to members on custodial cash and interchange costs incurred in connection with processing card transactions for our members.
Service costs.    Service costs (previously referred to as account costs) include the servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits, the cost associated with issuance of new payment cards and costs of marketing materials that we produce for our Network Partners.
Custodial costs.    Custodial costs are comprised of interest paid to our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our FDIC-insured custodial depository banking partners. Interest is paid to HSA Members on a tiered basis. The interest rates paid to HSA Members can be changed at any time upon required notice, which is typically 30 days.
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
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our proprietary system. On an annual basis, we expect our technology and development expenses to remain steady as a percentage of our total revenue. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, compliance, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, compliance, accounting, insurance, investor relations and other public company costs that we continue to incur as a public company, as well as other costs associated with continuing to grow our business. On an annual basis, we expect our general and administrative expenses to remain steady as a percentage of our total revenue. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. On an annual basis, we expect total amortization of acquired intangible assets to remain steady.
Other expense
Other expense primarily consists of interest expense associated with our credit facility, miscellaneous taxes, and acquisition-related expenses.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of January 31, 2017, we have recorded a net non-current deferred tax asset for federal and some state jurisdictions with a net non-current deferred tax liability recorded for other state jurisdictions. In accordance with FASB ASC 718-740-25-10, Compensation-Stock Compensation, a portion of deferred tax assets attributable to excess stock compensation benefits is tracked separately and is not included in the recorded deferred tax assets. As of January 31, 2017, deferred tax assets attributable to excess stock compensation benefits totaled $8.1 million. Such benefit will not be recorded until the deduction reduces cash taxes payable. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of historical profits coupled with forecasted profitability, no valuation allowance was required as of January 31, 2017.

Results of operations
Service revenue
The $15.6 million increase in service revenue from the year ended January 31, 2016 to the year ended January 31, 2017 was primarily due to an increase in the number of our HSA Members. The $15.9 million increase in service revenue from the year ended January 31, 2015 to the year ended January 31, 2016 was also primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 606,000, or 28%, from January 31, 2016 to January 31, 2017, and by approximately 714,000, or 50%, from January 31, 2015 to January 31, 2016.
The growth in the number of our HSA Members over the past two years was due to a combination of growth from our new and existing Network Partners and the acquisition of the right to be the custodian of the Bancorp and M&T HSA portfolios during the year ended January 31, 2016.
Service revenue per HSA Member decreased by approximately 14% from the year ended January 31, 2016 to the year ended January 31, 2017. Our service revenue tier structure incentivizes Network Partners to add HSA Members by charging a lower rate as additional HSA Members are added. Accordingly, as Network Partners add more HSA Members, the service revenue per HSA Member will continue to decrease. Additionally, as RAs grow less rapidly than HSAs, service revenue per HSA Member will decrease. The decrease in service revenue per HSA Member was partially offset by an increase in custodial revenue per HSA Member described below.
Custodial revenue
The $21.8 million increase in custodial revenue from the year ended January 31, 2016 to the year ended January 31, 2017 was primarily due to an increase in average daily custodial cash of $1.3 billion, or 57%, and an increase in the yield on average custodial cash from 1.57% in the year ended January 31, 2016 to 1.58% in the year ended January 31, 2017.
The $13.4 million increase in custodial revenue from the year ended January 31, 2015 to the year ended January 31, 2016 was primarily due to an increase in average daily custodial cash of $772.7 million, or 50%, and an increase in the yield on average custodial cash from 1.52% in the year ended January 31, 2015 to 1.57% in the year ended January 31, 2016.
Custodial revenue as a percentage of our total revenue continues to increase primarily due to our entry into new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder, and also due to average daily custodial cash assets growing at a faster rate than the number of HSA Members, which is evidenced by an increase in custodial cash per HSA from $1,532 as January 31, 2016 to $1,595 as of January 31, 2017.

Custodial revenue per HSA Member increased by approximately 8% from the year ended January 31, 2016 to the year ended January 31, 2017, primarily due to the higher yield and higher average custodial cash balances.
Interchange revenue
The $14.1 million increase in interchange revenue from the year ended January 31, 2016 to the year ended January 31, 2017 was due to an overall increase in the number of our HSA Members and payment activity. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our interchange revenue.
The $9.7 million increase in interchange revenue from the year ended January 31, 2015 to the year ended January 31, 2016 was due to an overall increase in the number of our HSA Members and payment activity.
Our efforts to increase card spend on our platform has resulted in an increase in interchange revenue per HSA Member for the year ended January 31, 2017 by approximately 4%.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2017	2016	2015	2016 to 2017	2015 to 2016
Service costs	$51,868	$39,418	$29,842	32%	32%
Custodial costs	9,767	6,522	4,141	50%	57%
Interchange costs	10,380	8,248	5,899	26%	40%
Total cost	$72,015	$54,188	$39,882	33%	36%
Service costs
The $12.5 million increase in service costs from the year ended January 31, 2016 to the year ended January 31, 2017 was due to the higher volume of total accounts being serviced. The $12.5 million increase includes $6.1 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased activation and processing costs of $2.9 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation of $692,000, depreciation and amortization of $495,000, common expense allocation of $1.6 million and $393,000 in other expenses.
The $9.6 million increase in account costs from the year ended January 31, 2015 to the year ended January 31, 2016 was due to the higher volume of total accounts being serviced. The $9.6 million increase includes $5.5 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased activation and processing costs of $2.1 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation of $686,000, depreciation and amortization of $465,000, information technology expenses of $339,000 and $560,000 in other expenses.
Custodial costs
The $3.2 million increase in custodial costs from the year ended January 31, 2016 to the year ended January 31, 2017 was due to an increase in average daily custodial cash from $2.33 billion for the year ended January 31, 2016 to $3.64 billion during the year ended January 31, 2017, which was partially offset by a decrease in custodial costs on average custodial cash from 0.28% for the year ended January 31, 2016 to 0.27% for the year ended January 31, 2017.
The $2.4 million increase in custodial costs from the year ended January 31, 2015 to the year ended January 31, 2016 was due to an increase in custodial costs on average custodial cash from 0.27% for the year ended January 31, 2015 to 0.28% for the year ended January 31, 2016, and an increase in average daily custodial cash from $1.55 billion for the year ended January 31, 2015 to $2.33 billion during the year ended January 31, 2016.
Interchange costs
The $2.1 million and $2.3 million increase in interchange costs for the years ended January 31, 2017 and 2016, respectively, are a result of the overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2017	2016	2015	2016 to 2017	2015 to 2016
Sales and marketing	$18,320	$13,302	$10,619	38%	25%
Technology and development	22,375	16,832	10,501	33%	60%
General and administrative	20,151	14,113	8,343	43%	69%
Amortization of acquired intangible assets	4,297	2,208	1,637	95%	35%
Total operating expenses	$65,143	$46,455	$31,100	40%	49%
Sales and marketing
The $5.0 million increase in sales and marketing expenses from the year ended January 31, 2016 to the year ended January 31, 2017 primarily consisted of increased staffing and sales commissions of $2.3 million, increased partner commissions of $928,000, increased travel and marketing expenses of $862,000, increased promotion discounts of $418,000, and an increase in other expenses of $502,000.
The $2.7 million increase in sales and marketing expenses from the year ended January 31, 2015 to the year ended January 31, 2016 primarily consisted of increased staffing and sales commissions of $2.1 million, increased stock compensation expense of $399,000, and other expenses of $213,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $5.5 million increase in technology and development expenses from the year ended January 31, 2016 to the year ended January 31, 2017 resulted primarily from the hiring of additional personnel of $3.4 million, increased amortization and depreciation of $1.9 million, information technology expenses of $1.1 million, stock compensation of $889,000, professional services of $726,000, and other expenses of $548,000, which were offset by an increase in capitalized engineering costs of $2.1 million associated with the development and enhancement of our proprietary technology platform, and redeployment of resources from technology and development to general and administrative of $855,000.
The $6.3 million increase in technology and development expenses for the year ended January 31, 2015 to the year ended January 31, 2016 resulted primarily from the hiring of additional personnel of $4.5 million, increased amortization and depreciation of $1.6 million, stock compensation of $750,000, information technology expenses of $653,000 and other expenses of $350,000, all of which were offset primarily by a decrease in professional fees of $1.1 million and an increase in capitalized engineering costs of $451,000 associated with the development and enhancement of our proprietary technology platform.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expenses both in dollar amount and as a percentage of revenue.
General and administrative
The $6.0 million increase in general and administrative expenses from the year ended January 31, 2016 to the year ended January 31, 2017 was primarily attributable to the hiring of additional personnel of $2.4 million, increased professional fees of $1.1 million, stock compensation of $922,000 and other expenses of $814,000, and redeployment of resources from technology and development to general and administrative of $855,000.
The $5.8 million increase in general and administrative expenses from the year ended January 31, 2015 to the year ended January 31, 2016 was primarily attributable to the hiring of additional personnel of $1.3 million, increased professional fees of $2.2 million, stock compensation of $1.5 million and other expenses of $758,000 primarily related to public company costs.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.

Amortization of acquired intangible assets
The $2.1 million and $571,000 increase in amortization of acquired intangible assets for the years ended January 31, 2017 and 2016, respectively, was attributable to the approximately $34.2 and $6.2 million acquisition of the rights to be the custodian of the Bancorp and M&T HSA portfolios, respectively, that occurred during the year ended January 31, 2016.
Other expense
The change in other income and expense, net for the year ended January 31, 2017 is primarily attributable to an increase in ongoing acquisition-related activity costs and interest expense.
The change in other income and expense, net for the year ended January 31, 2016 is primarily attributable to the timing of miscellaneous taxes and interest income.
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
Income tax provision
Income tax provision for the years ended January 31, 2017, 2016, and 2015 was $13.7 million, $8.9 million, and $5.6 million, respectively. The increase in income tax provision during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with an increase in research and development credits claimed. The increase in income tax provision during the year ended January 31, 2016 compared to the year ended January 31, 2015 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes which was netted with a decrease in non-deductible expenses and the tax benefit on research and development credits claimed.
Our effective income tax rate for the years ended January 31, 2017, 2016 and 2015 was 34.3%, 35.0%, and 35.5%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, and other discrete items. The decrease in the effective tax rate for the years ended January 31, 2017 and 2016 was primarily the result of an increase in research and development credits.
We will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis in the first quarter of fiscal year 2018, which is expected to have an impact on the recording of excess tax benefits in our consolidated balance sheet and consolidated statement of income, as well as the operating and financing cash flows on our consolidated statements of cash flows. The magnitude of such impact is dependent upon future grants, our future stock price in relation to the fair value of awards on the grant date and stock option exercise behavior.
Seasonality
Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. A significant number of new and existing Network Partners bring us new HSA Members beginning in January of each year concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new HSA Members, we incur costs related to implementing and supporting our new Network Partners and new HSA Members. These costs of services relate to activating accounts and hiring additional staff, including seasonal help to support our member support center. These expenses begin to ramp up during our third fiscal quarter with the majority of expenses incurred in our fourth fiscal quarter. We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January.
Liquidity and capital resources
Cash and marketable securities overview

As of January 31, 2017, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of January 31, 2017 and 2016, cash, cash equivalents and marketable securities were $180.4 million and $123.8 million, respectively.
Capital resources
As a result of our follow-on offering, we received net proceeds of approximately $23.5 million in May 2015 from the sale of 972,500 shares of our common stock.
On September 9, 2015, we filed a shelf registration statement on Form S-3 with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including, but not limited to, working capital, sales and marketing activities, general and administrative matters and capital expenditures, and if opportunities arise, for the acquisition of, or investment in, assets, technologies, solutions or businesses that complement our business. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
On September 30, 2015, we entered into a new credit facility of $100.0 million. The credit facility has a term of five years. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of January 31, 2017. We were in compliance with all covenants as of January 31, 2017.
Use of cash
Capital expenditures for the years ended January 31, 2017, 2016, and 2015 were $12.7 million, $9.3 million, and $8.1 million, respectively. We expect to continue our increased capital expenditures during the year ending January 31, 2018 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include software engineering services, computer hardware, and personnel and related costs for software engineering.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$45,591	$26,541	$15,046
Net cash used in investing activities	(13,054)	(90,552)	(8,437)
Net cash provided by financing activities	23,776	36,647	90,479
Increase (decrease) in cash and cash equivalents	56,313	(27,364)	97,088
Beginning cash and cash equivalents	83,641	111,005	13,917
Ending cash and cash equivalents	$139,954	$83,641	$111,005

Cash flows provided by operating activities. Net cash provided by operating activities during the year ended January 31, 2017 resulted primarily from our net income of $26.4 million being adjusted for the following non-cash items: depreciation and amortization of $13.2 million and stock-based compensation of $8.4 million, and changes in accrued liabilities of $1.7 million, other long-term liabilities of $1.2 million, accrued compensation of $946,000, and accounts payable, amortization of deferred financing costs, bad debt expense, and inventories totaling of $698,000. These were offset by changes in deferred income taxes of $2.9 million, accounts receivable of $2.7 million and other assets of $1.3 million.
Net cash provided by operating activities during the year ended January 31, 2016 resulted primarily from our net income of $16.6 million being adjusted for the following non-cash items: depreciation and amortization of $8.6 million and stock-based compensation of $5.9 million, changes in accrued compensation of $2.5 million, and accounts payable of $1.0 million. These were offset by changes in accounts receivable of $5.2 million, deferred income taxes of $2.2 million, and accrued liabilities, other long-term liabilities and other assets of $742,000.
Net cash provided by operating activities during the year ended January 31, 2015 resulted primarily from our net income of $10.2 million being adjusted for the following non-cash items: depreciation and amortization of $5.9 million and stock-based compensation of $2.5 million, deferred income taxes of $1.6 million, changes in accrued compensation of $1.2 million and a revaluation of our derivative liability associated with our series D-3 redeemable convertible preferred stock of $735,000 and changes in other long-term liabilities of $95,000. These items were offset by changes in accounts receivable of $3.4 million, other assets of $1.6 million, accounts payable of $1.2 million, accrued liabilities and inventories of $1.0 million.
Cash flows used in investing activities. We continued to increase our purchases of software and capitalized software development costs due to continued growth. During the years ended January 31, 2017, 2016 and 2015, purchases of software and capitalized software development costs were $9.0 million, $6.9 million, and $6.4 million, respectively. We also increased our purchases of property and equipment to $3.6 million, $2.4 million and $1.7 million, respectively, due to our continued growth.
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
Cash flows provided by financing activities. Cash flow provided by financing activities during the year ended January 31, 2017 resulted primarily from proceeds associated with the exercise of stock options of $7.1 million, and the associated tax benefits of $16.6 million.
Cash flow provided by financing activities during the year ended January 31, 2016 resulted primarily from our follow-on offering, from which we received net proceeds of $23.5 million from the sale of 972,500 shares of our common stock, proceeds associated with the exercise of stock options of $1.9 million, and the associated tax benefits of $11.6 million. These items were offset by deferred financing costs paid of $317,000 in conjunction with the credit agreement entered into during the year.
Cash flow used in financing activities during the year ended January 31, 2015 resulted primarily from $132.6 million of proceeds from our IPO, net of $3.7 million of offering costs, payment of a previously declared cash dividend of $50.0 million, proceeds associated with the exercise of stock options of $2.4 million, exercise of common stock warrants totaling $2.4 million and the associated tax benefits of $3.4 million.
Contractual obligations
We lease office space, data storage facilities, equipment and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2017 are as follows:

	Payment due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Lease Obligations	$2,398	$6,615	$7,171	$18,165	$34,349
Data storage and equipment lease obligations	188	283	88	—	559
Processing services agreement	825	1,650	825	—	3,300
Telephony services	244	224	—	—	468
Total	$3,655	$8,772	$8,084	$18,165	$38,676

Office lease obligations—On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provides for the new landlord to construct a building at its cost. The lease commenced upon the substantial completion and delivery of the building to the Company on July 1, 2016 and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the year ended January 31, 2016.
On September 16, 2016, the Company amended its lease to expand its current office space. The term of the lease commenced on July 1, 2016 and will expire on March 31, 2027. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $569,000, with 2.5% annual increases.
Lease expense for office space for the years ended January 31, 2017, 2016 and 2015 totaled $3.3 million, $2.1 million and $1.6 million, respectively. The Company also leases office space in Overland Park, Kansas, which expires in February 2019.
Data storage and equipment lease obligations—The data storage and equipment leases relate to our offsite data storage facility and office equipment leases. All of these leases expire during the year ended January 31, 2020.
Telephony services—The telephony service agreement relates to our 24/7/365 member support center. The agreement expires in December of 2018.
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
For each of the years ended January 31, 2017, 2016 and 2015, the Company exceeded the minimum amounts required under the agreement.
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

•
Custodial revenue:    We earn interest on custodial cash. This interest is earned from various FDIC-insured bank partners and from an annuity contract with our insurance company partner with whom we deposit our members’ HSA cash assets. We also receive certain administrative and recordkeeping fees for custodial investments from our investment partners and customers. We recognize this revenue in the month in which it is earned.

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
Acquisitions
To determine whether an acquisition qualifies as a business combination or an asset acquisition, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired group of assets. If we determine that the acquisition consists of inputs, as well as processes that when applied to those inputs have the ability to create outputs, the acquisition is determined to be a business combination. In instances where the acquired group of assets does not include sufficient inputs and processes to produce outputs, the acquisition is determined to be an asset acquisition. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The cost of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill.
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
Prior to our initial public offering, management used all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows and net income. After the consummation of our initial public offering, our stock price and associated market capitalization were also considered in the determination of reporting unit fair value. In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities. No impairments for goodwill or other intangible assets were recorded during the years ended January 31, 2017, 2016 and 2015. However, a lower fair value estimate in the future could result in impairment. A prolonged or significant decline in our stock price could provide evidence of a need to record a material impairment of goodwill.
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
We use the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes. We have also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the Consolidated Statement of Operations and Comprehensive Income.
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

Stock-based compensation
Stock options. We award time-based and performance-based stock options to team members, directors, and executive officers. Stock-based compensation costs related to stock options granted are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. With respect to time-based stock options, the grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options we grant to team members generally vest over four years. With respect to performance-based stock options, stock compensation expense is recognized over the requisite service period using the graded-vesting attribution method when it is probable that the performance condition will be achieved. Each reporting period, we evaluate the probability of achieving the performance criteria and of the number of shares that are expected to vest; compensation expense is then adjusted to reflect the number of shares expected to vest. Accordingly, the expense recognized is an estimate that may change over time as key assumptions are updated. We expect to continue to grant stock options in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

Year ended January 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Expected stock price volatility	38.01% - 38.37%	38.29% - 40.29%	32.90% - 40.29%
Risk-free interest rate	1.18% - 2.18%	1.47% - 1.80%	1.12% - 2.24%
Expected life of options	4.50 - 6.25 years	5.43 - 6.25 years	5.6 - 7.3 years
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
Restricted stock units. Restricted stock units are valued based on the current value of the Company's closing stock price on the date of grant, less the present value of future expected dividends discounted at the risk-free interest rate. Expense for restricted stock units is recognized on a straight-line basis over the requisite service period.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the financial statements included in this Form 10-K for further discussion.

Item 7A. Qualitative and quantitative disclosures about market risk

Concentration of market risk

We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the years ended January 31, 2017, 2016, and 2015, no one customer accounted for greater than 10% of our total revenue.

Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of January 31, 2017 were $180.4 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of January 31, 2017 was $17.0 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk

Custodial cash assets. Our custodial cash assets consists of custodial HSA funds we hold in trust on behalf of our members. As of January 31, 2017, we had custodial cash of approximately $4.4 billion. We have entered into depository agreements with financial institutions for our custodial cash. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.

Cash, cash equivalents and marketable securities. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2017, we had unrestricted cash and cash equivalents of $140.0 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
As of January 31, 2017, we had marketable securities of $40.4 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as "available-for-sale," no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries
Index to consolidated financial statements

Page
Report of independent registered public accounting firm	49
Consolidated balance sheets as of January 31, 2017 and 2016	50
Consolidated statements of operations and comprehensive income for the years ended January 31, 2017, 2016 and 2015	51
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the years ended January 31, 2017, 2016 and 2015	52
Consolidated statements of cash flows for the years ended January 31, 2017, 2016 and 2015	53
Notes to consolidated financial statements	55

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of HealthEquity, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of HealthEquity, Inc. and its subsidiaries at January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017 , based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2017 and 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 30, 2017

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2017	January 31, 2016
Assets
Current assets
Cash and cash equivalents	$139,954	$83,641
Marketable securities, at fair value	40,405	40,134
Total cash, cash equivalents and marketable securities	180,359	123,775
Accounts receivable, net of allowance for doubtful accounts of $75 and $40 as of January 31, 2017 and 2016, respectively	17,001	14,308
Inventories	592	620
Current deferred tax asset	—	2,642
Other current assets	2,867	1,703
Total current assets	200,819	143,048
Property and equipment, net	5,170	3,506
Intangible assets, net	65,020	66,840
Goodwill	4,651	4,651
Deferred tax asset	1,615	—
Other assets	1,861	1,750
Total assets	$279,136	$219,795
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,221	$2,431
Accrued compensation	8,722	7,776
Accrued liabilities	3,760	1,899
Total current liabilities	15,703	12,106
Long-term liabilities
Other long-term liabilities	1,456	236
Deferred tax liability	37	3,996
Total long-term liabilities	1,493	4,232
Total liabilities	17,196	16,338
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2017 and 2016	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 59,538 and 57,726 shares issued and outstanding as of January 31, 2017 and 2016, respectively	6	6
Additional paid-in capital	232,114	199,940
Accumulated other comprehensive loss, net	(165)	(98)
Accumulated earnings	29,985	3,609
Total stockholders’ equity	261,940	203,457
Total liabilities and stockholders’ equity	$279,136	$219,795
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income

(in thousands, except per share data)	Year ended January 31,
	2017	2016	2015
Revenue
Service revenue	$77,254	$61,608	$45,735
Custodial revenue	59,593	37,755	24,374
Interchange revenue	41,523	27,423	17,746
Total revenue	178,370	126,786	87,855
Cost of revenue
Service costs	51,868	39,418	29,842
Custodial costs	9,767	6,522	4,141
Interchange costs	10,380	8,248	5,899
Total cost of revenue	72,015	54,188	39,882
Gross profit	106,355	72,598	47,973
Operating expenses
Sales and marketing	18,320	13,302	10,619
Technology and development	22,375	16,832	10,501
General and administrative	20,151	14,113	8,343
Amortization of acquired intangible assets	4,297	2,208	1,637
Total operating expenses	65,143	46,455	31,100
Income from operations	41,212	26,143	16,873
Other expense
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	(735)
Other expense, net	(1,092)	(589)	(374)
Total other expense	(1,092)	(589)	(1,109)
Income before income taxes	40,120	25,554	15,764
Income tax provision	13,744	8,941	5,598
Net income	$26,376	$16,613	$10,166
Net income attributable to common stockholders:
Basic	$26,376	$16,613	$12,058
Diluted	$26,376	$16,613	$10,901
Net income per share attributable to common stockholders:
Basic	$0.45	$0.29	$0.39
Diluted	$0.44	$0.28	$0.21
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	58,615	56,719	31,181
Diluted	59,894	58,863	51,856
Comprehensive income:
Net income	$26,376	$16,613	$10,166
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(67)	(98)	—
Comprehensive income	$26,309	$16,515	$10,166
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Convertible preferred stock		Common stock		Common stock warrants	Additional paid-in capital	Accumu- lated compre- hensive loss	Accumu- lated earnings (deficit)	Total stock- holders' equity (deficit)
(in thousands, except exercise prices)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2014	17,349	$46,714	6,156	$8,129	7,038	$1	$2,334	$—	$—	$(23,170)	$(12,706)
Issuance of series D-3 redeemable convertible preferred stock cash dividend	—	—	—	—	—	—	—	(347)	—	—	(347)
Issuance of common stock cash dividend	—	—	—	—	—	—	—	(50,000)	—	—	(50,000)
Issuance of common stock:											—
Exercise of 2,972 warrants at $0.8008 per share	—	—	—	—	2,972	—	(2,334)	4,714	—	—	2,380
Exercise of 1,841 options at $1.3204 per share	—	—	—	—	1,841	—	—	2,430	—	—	2,430
Conversion of preferred stock to common stock upon initial public offering	(17,349)	(42,693)	(6,156)	(8,129)	32,486	3	—	50,819	—	—	42,693
Issuance of common stock	—	—	—	—	10,465	1	—	132,586	—	—	132,587
Stock-based compensation	—	—	—	—	—	—	—	2,525	—	—	2,525
Tax benefit on stock options exercised	—	—	—	—	—	—	—	3,429	—	—	3,429
Redeemable convertible preferred stock accretion	—	(4,021)	—	—	—	—	—	4,021	—	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	—	—	—	—	—	—	6,917	—	—	6,917
Net income	—	—	—	—	—	—	—	—	—	10,166	10,166
Balance as of January 31, 2015	—	$—	—	$—	54,802	$5	$—	$157,094	$—	$(13,004)	$144,095
Issuance of common stock:
Exercise of 1,951 options at $0.98 per share	—	—	—	—	1,951	1	—	1,914	—	—	1,915
Issuance of common stock	—	—	—	—	973	—	—	23,492	—	—	23,492
Stock-based compensation	—	—	—	—	—	—	—	5,883	—	—	5,883
Tax benefit on stock options exercised	—	—	—	—	—	—	—	11,557	—	—	11,557
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(98)	—	(98)
Net income	—	—	—	—	—	—	—	—	—	16,613	16,613
Balance as of January 31, 2016	—	$—	—	$—	57,726	$6	$—	$199,940	$(98)	$3,609	$203,457
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock units	—	—	—	—	1,812	—	—	7,142	—	—	7,142
Stock-based compensation	—	—	—	—	—	—	—	8,398	—	—	8,398
Tax benefit on stock options exercised	—	—	—	—	—	—	—	16,634	—	—	16,634
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(67)	—	(67)
Net income	—	—	—	—	—	—	—	—	—	26,376	26,376
Balance as of January 31, 2017	—	$—	—	$—	59,538	$6	$—	$232,114	$(165)	$29,985	$261,940
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$26,376	$16,613	$10,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,186	8,601	5,890
Deferred taxes	(2,891)	(2,178)	1,593
Stock-based compensation	8,398	5,883	2,525
Loss on revaluation of redeemable convertible preferred stock derivative	—	—	735
Loss on other investments	—	—	24
Bad debt expense	35	24	31
Amortization of deferred financing costs	68	23	—
Changes in operating assets and liabilities:
Accounts receivable	(2,728)	(5,174)	(3,380)
Inventories	28	5	(234)
Other assets	(1,343)	(107)	(1,608)
Accounts payable	567	1,011	(1,156)
Accrued compensation	946	2,475	1,167
Accrued liabilities	1,729	(383)	(802)
Other long-term liabilities	1,220	(252)	95
Net cash provided by operating activities	45,591	26,541	15,046
Cash flows from investing activities:
Purchase of marketable securities	(379)	(40,291)	—
Purchase of property and equipment	(3,645)	(2,376)	(1,712)
Purchase of software and capitalized software development costs	(9,030)	(6,896)	(6,420)
Purchase of other investments	—	(500)	(305)
Acquisition of intangible member assets	—	(40,489)	—
Net cash used in investing activities	(13,054)	(90,552)	(8,437)
Cash flows from financing activities:
Dividend payments	—	—	(50,347)
Proceeds from initial public offering, net of payments for offering costs	—	—	132,587
Proceeds from follow-on offering, net of payments for offering costs	—	23,492	—
Proceeds from exercise of common stock options	7,142	1,915	2,430
Proceeds from exercise of common stock warrants	—	—	2,380
Tax benefit from exercise of common stock options	16,634	11,557	3,429
Deferred financing costs paid	—	(317)	—
Net cash provided by financing activities	23,776	36,647	90,479
Increase (decrease) in cash and cash equivalents	56,313	(27,364)	97,088
Beginning cash and cash equivalents	83,641	111,005	13,917
Ending cash and cash equivalents	$139,954	$83,641	$111,005
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2017	2016	2015
Supplemental cash flow data:
Interest expense paid in cash	$(213)	$(51)	$—
Income taxes paid in cash, net of refunds received	863	1,356	(1,504)
Supplemental disclosures of non-cash investing and financing activities:
Purchase price adjustment of acquired intangible members assets	—	104	—
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	25	45	—
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	330	127	193
Conversion of preferred stock to common stock	—	—	50,822
Preferred stock accretion	—	—	4,021
Reclassification of series D-3 redeemable convertible preferred stock derivative liability	—	—	6,917
Conversion of common stock warrants to common stock	—	—	2,334
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders. As of December 31, 2016, the Company’s year-end for trust and tax purposes, custodial assets held in trust were $4.5 billion. The Company’s operations consist primarily of servicing HSAs through the use of the Company’s proprietary technology. HSAs are tax-deductible, custodial accounts owned by individuals for health care purchases. An HSA-based health plan has two fundamental components—a High Deductible Health Plan ("HDHP"), which is required to qualify for the tax-deductible contributions to a participant’s HSA, and a custodial HSA. As a passive non-bank custodian, according to the Internal Revenue Code ("IRC") 1.408-2(e)(5)(ii)(B)(2), the Company must maintain net worth (assets minus liabilities) greater than 2% of custodial funds held in trust at each year-end in order to take on additional custodial assets. As of December 31, 2016, the Company’s year-end for trust and tax purposes, the net worth of the Company as defined in Treasury Regulation §104-2(e)(5)(ii) by subtracting the Company’s total liabilities from the total assets, resulted in a calculated net worth of $258,267,974. As of December 31, 2016, the Company's net worth exceeded the required 2% of custodial funds held in trust. In the event the Company is unable to comply with the aforementioned net worth requirement, IRC 1.408-2(e)(5)(ii)(C)(2) requires the Company, as a passive non-bank custodian, to take whatever lawful steps necessary, including the relinquishment of fiduciary accounts, to ensure that its net worth exceeds 1% of the custodial assets.
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
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership that is accounted for using the equity method of accounting. The investment was approximately $260,000 as of January 31, 2017 and is included in other assets on the accompanying consolidated balance sheets.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

During the year ended January 31, 2016, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. Under the cost method of accounting, the fair value of an investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The investment was $500,000 as of January 31, 2017 and is included in other assets on the accompanying consolidated balance sheet.
During the year ended January 31, 2017, the Company formed HealthEquity Trust Company, a Wyoming corporation and non-depository trust company, to act as the master custodian of all investment assets held in HSAs administered by the Company.
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
Marketable securities—Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. As of January 31, 2017, all marketable securities have been classified as available-for-sale. The Company may sell these securities at any time for use in current operations or for other purposes even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income, net of the related tax effect. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations and comprehensive income.
Accounts receivable—Accounts receivable represent monies due to the Company for monthly service revenue, custodial revenue and interchange revenue. As of January 31, 2017, accounts receivable consisted of $7.7 million of service revenue, $5.7 million of custodial revenue, and $3.7 million of interchange revenue. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of January 31, 2017 and 2016, the Company had allowance for doubtful accounts of $75,000 and $40,000, respectively.
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
Self insurance—The Company is self-insured for medical insurance up to certain annual stop-loss limits. The Company establishes a liability as of the balance sheet date for claims, both reported and incurred but not reported, using currently available information as well as historical claims experience, and as determined by an independent third party.
Other long-term liabilities—The Company recognizes rental expense for its office lease on a straight-line basis over the lease term. Other long-term liabilities includes deferred rent, which represents the difference between actual

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

operating lease payments due and straight-line rent expense. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense.
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
The Company earns interchange revenue from card transactions when members are paying their healthcare claims using a card issued by the Company. The Company recognizes this revenue in the month in which it is earned. Amounts collected in excess of revenue recognized for the period are recorded as deferred revenue and reported as accrued liabilities and other long-term liabilities on the consolidated balance sheet.
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
Stock-based compensation expense related to restricted stock units is recognized based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. Expense for restricted stock units is recognized on a straight-line basis over the requisite service period.
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
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company believes that it is more likely than not that all deferred tax assets will be realized as of January 31, 2017.
The Company uses the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

tax purposes.The Company has also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the Consolidated Statement of Operations and Comprehensive Income.
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
Asset acquisitions—During the year ended January 31, 2016, the Company acquired the rights to be the custodian of the The Bancorp Bank ("Bancorp") and M&T Bank ("M&T") HSA portfolios. The Company paid $34.2 million and $6.2 million in cash, respectively, which was funded by cash on hand. The purchased group of assets did not include workforce or any processes and therefore did not constitute a business. Accordingly, the acquisitions were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The cost of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill. The purchase prices of approximately $34.2 million and $6.2 million, respectively, were allocated to acquired intangible member assets. Furthermore, transaction costs that are incurred in conjunction with an asset acquisition are allocated to the acquired intangible member assets.
Business combinations—Acquisition-related expenses incurred in conjunction with the acquisition of a business as defined by ASC 805-10 are recognized in earnings in the period in which they are incurred and are included in other expense, net on the consolidated statement of operations. During the years ended January 31, 2017 and 2016, the Company incurred an expense of $631,000 and $471,000, respectively, for acquisition-related activity. There were no such business combinations during the years ended January 31, 2017, 2016 and 2015.
Concentration of market risk—The Company derives a substantial portion of its revenue from providing services for healthcare accounts. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts could have a material adverse effect on the Company’s results of operations. For the years ended January 31, 2017, 2016 and 2015, no one customer accounted for greater than 10% of revenue or accounts receivable.
Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains its cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. The Company’s cash and cash equivalents held in banks as of January 31, 2017 was $140.0 million, of which $750,000 was covered by federal depository insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company’s accounts receivable balance as of January 31, 2017 was $17.0 million. The Company has not experienced any significant write-offs to accounts receivable and believes that it is not exposed to significant credit risk with respect to accounts receivable.
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
Recent accounting pronouncements—On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Finally, the FASB issued ASU 2016-20, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant impact. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The adoption of this guidance is not expected to have a material impact on the Company's revenue. The Company is still evaluating the impact of this guidance on sales commissions. The Company does not plan to early adopt and has not yet selected a transition method.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The Company does not plan to early adopt and is currently evaluating the potential effect of this ASU on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. This ASU is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. The Company does not plan to early adopt and is currently evaluating the potential effect of this ASU on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences,

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. The Company will adopt this ASU on a prospective basis in the first quarter of fiscal year 2018 which is expected to have an impact on the recording of excess tax benefits in the consolidated balance sheet and consolidated statement of income, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impact is dependent upon future grants, the Company's future stock price in relation to the fair value of awards on the grant date and the stock option exercise behavior.
In June 2016, The FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to early adopt this ASU. The Company believes the adoption of this ASU will have an immaterial impact on its consolidated financial statements.
In August 2016, The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to early adopt this ASU. The Company believes the adoption of this ASU will have an immaterial impact on its consolidated financial statements.
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
In January 2017, The FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The new guidance is required to be applied on a prospective basis. The Company is currently evaluating the timing of adoption. The effect of the implementation will depend upon the nature of the Company's future acquisitions, if any.
In January 2017, The FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however it does not believe this ASU will have material impact on the Company's consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 2. Net income per share attributable to common stockholders

The Company computed net income per share of common stock in conformity with the two-class method required for participating securities for the year ended January 31, 2015. Prior to their conversion to common stock, the Company considered its series D-3 redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

(in thousands, except per share data)	Year ended January 31,
	2017	2016	2015
Numerator (basic and diluted):
Net income	$26,376	$16,613	$10,166
Add back (deduction): accretion of redeemable convertible preferred stock	—	—	4,021
Less: dividend on redeemable convertible preferred stock and dividend on convertible preferred stock	—	—	(1,286)
Less: undistributed income attributed to redeemable convertible preferred stockholders	—	—	(843)
Net income attributable to common stockholders for basic earnings per share	$26,376	$16,613	$12,058
Add back: dividend of redeemable convertible preferred stock	—	—	1,286
Add back (deduction): accretion on redeemable convertible preferred stock and dividend on convertible preferred stock	—	—	(4,021)
Add back: series D-3 derivative liability revaluations	—	—	735
Add back: adjustment to undistributed income attributed to redeemable convertible preferred stockholders	—	—	843
Net income attributable to common stockholders for diluted earnings per share	$26,376	$16,613	$10,901
Denominator (basic):
Weighted-average common shares outstanding	58,615	56,719	31,181
Denominator (diluted):
Weighted-average common shares outstanding	58,615	56,719	31,181
Effect of potential dilutive securities:
Weighted-average dilutive effect of stock options	1,279	2,144	3,071
Weighted-average dilutive effect of common shares from stock warrants	—	—	1,227
Dilutive effect from preferred stock assuming conversion	—	—	16,377
Weighted-average common shares outstanding	59,894	58,863	51,856
Net income per share attributable to common stockholders:
Basic	$0.45	$0.29	$0.39
Diluted	$0.44	$0.28	$0.21

For the years ended January 31, 2017 and 2016, approximately 1.4 million and 791,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the year ended January 31, 2015, approximately 745,000 shares attributable to outstanding series A and series B convertible preferred stock, series C, D-1, D-2 and D-3 redeemable convertible preferred stock, common stock warrants, and stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of January 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,954	$—	$—	$139,954
Marketable securities:
Mutual funds	40,670	207	(472)	40,405
Total cash, cash equivalents and marketable securities	$180,624	$207	$(472)	$180,359

Cash, cash equivalents and marketable securities as of January 31, 2016 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$83,641	$—	$—	$83,641
Marketable securities:
Mutual funds	40,292	78	(236)	40,134
Total cash, cash equivalents and marketable securities	$123,933	$78	$(236)	$123,775

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of January 31, 2017:

(in thousands)	Cost basis	Fair value
One year or less	$25,350	$25,266
Over one year and less than five years	15,320	15,139
Total	$40,670	$40,405

Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of January 31, 2017. As of January 31, 2017, marketable securities with an unrealized loss position for more than twelve consecutive months were as follows:

	Less than one year		Greater than one year
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses
Mutual funds	$25,266	$(290)	$15,139	$(182)

Note 4. Property and equipment
Property and equipment consisted of the following as of January 31, 2017 and January 31, 2016:

(in thousands)	January 31, 2017	January 31, 2016
Leasehold improvements	$860	$700
Furniture and fixtures	3,129	1,592
Computer equipment	7,194	5,825
Property and equipment, gross	11,183	8,117
Accumulated depreciation	(6,013)	(4,611)
Property and equipment, net	$5,170	$3,506
Depreciation expense for the years ended January 31, 2017, 2016 and 2015 was $2.0 million, $1.5 million and $1.1 million, respectively.

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
During the years ended January 31, 2017, 2016 and 2015, the Company capitalized software development costs of $7.7 million, $5.6 million and $5.2 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2017 and January 31, 2016:

(in thousands)	January 31, 2017	January 31, 2016
Amortized intangible assets:
Capitalized software development costs	$23,925	$16,104
Software	7,041	5,994
Acquired intangible member assets	64,962	64,948
Intangible assets, gross	95,928	87,046
Accumulated amortization	(30,908)	(20,206)
Intangible assets, net	$65,020	$66,840
During the years ended January 31, 2017, 2016 and 2015, the Company incurred and expensed a total of $10.0 million, $7.6 million and $4.6 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the years ended January 31, 2017, 2016 and 2015 was $11.2 million, $7.1 million and $4.8 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2018	$10,462
2019	8,711
2020	6,359
2021	4,450
2021	4,331
Thereafter	30,707
Total	$65,020
All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the years ended January 31, 2017 and 2016.
Note 6. Commitments and contingencies
Property, colocation, equipment, and license agreements—The Company leases office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2017 are as follows:

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6. Commitments and contingencies (continued)

Year ending January 31, (in thousands)	Office lease	Other agreements	Total
2018	$2,398	$1,257	$3,655
2019	3,297	1,218	4,515
2020	3,318	939	4,257
2021	3,541	883	4,424
2022	3,630	30	3,660
Thereafter	18,165	—	18,165
Total	$34,349	$4,327	$38,676
Office lease obligations—On May 15, 2015, the Company entered into a lease agreement to expand its headquarters in Draper, Utah. The lease provided for the new landlord to construct a building at their cost. The lease commenced upon the substantial completion and delivery of the building to the Company on July 1, 2016 and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.0 million, with 2.5% annual increases. In conjunction with the aforementioned lease, the Company entered into an amended and restated lease agreement for its existing office space at its headquarters in Draper, Utah. The lease commenced on July 1, 2015 and has an initial term of 129 months thereafter, with an option for the Company to extend the lease for two additional five-year periods. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $1.6 million, with 2.5% annual increases. As a result of the foregoing transaction, the deferred rent balance of approximately $470,000 was reversed during the year ended January 31, 2016.
On September 16, 2016, the Company entered into an amendment to its lease agreement, dated May 15, 2015, by and between the Company and its landlord to expand its current office space. The term of the lease commenced on July 1, 2016 and will expire on March 31, 2027. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $569,000, with 2.5% annual increases.
Lease expense for office space for the years ended January 31, 2017, 2016 and 2015 totaled $3.3 million, $2.1 million and $1.6 million, respectively. Expense for other agreements for the years ended January 31, 2017, 2016 and 2015 totaled $307,000, $249,000 and $148,000, respectively.
Data storage and equipment lease obligations—The data storage and equipment leases relate to our offsite data storage facility and office equipment leases. All of these leases expire during the year ended January 31, 2020.
Telephony services—The telephony service agreement relates to our 24/7/365 member support center. The agreement expires in December of 2018.
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
For each of the years ended January 31, 2017, 2016 and 2015, the Company exceeded the minimum amounts required under the agreement.
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
Litigation—The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no material pending or threatened legal proceedings as of January 31, 2017 and 2016.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of January 31, 2017.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement will range from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company will pay a commitment fee ranging from 0.20% to 0.30% on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter. During the years ended January 31, 2017 and 2016, the Company incurred $275,000 and $91,000, respectively, of interest expense associated to the Credit Agreement.
The Company's material subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees are secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of January 31, 2017.
In connection with the Credit Agreement, the Company incurred $317,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes

The Income tax provision consisted of the following:

	Year ended January 31,
(in thousands)	2017	2016	2015
Current:
Federal	$14,848	$9,876	$3,574
State	1,823	1,226	451
Total current tax provision	$16,671	$11,102	$4,025
Deferred:
Federal	$(2,308)	$(1,772)	$1,703
State	(619)	(389)	(130)
Total deferred tax (benefit) provision	$(2,927)	$(2,161)	$1,573
Total income tax provision	$13,744	$8,941	$5,598
Total income tax provision differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income tax provision as a result of the following:

	Year ended January 31,
(in thousands)	2017	2016	2015
Federal income tax provision at the statutory rate	$13,641	$8,688	$5,360
State income tax provision, net of federal tax benefit	742	541	297
Non-deductible or non-taxable items	87	56	313
Federal research and development credit	(907)	(371)	(421)
Change in uncertain tax position reserves, net of indirect benefits	246	96	54
Other items, net	(65)	(69)	(5)
Total income tax provision	$13,744	$8,941	$5,598
Our effective income tax rate for the years ended January 31, 2017, 2016 and 2015 was 34.3%, 35.0%, and 35.5%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, and other discrete items. The decrease in the effective tax rate for the years ended January 31, 2017 and 2016 was primarily the result of an increase in research and development credits.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2017	January 31, 2016
Deferred tax assets:
Current:
Accrued bonuses	$—	$646
Net operating loss carryforward	—	55
Research and development credits	—	1,120
AMT credits	—	548
Other, net	—	273
Net current deferred tax asset	$—	$2,642
Non-current:
Accrued bonuses	$499	$—
Other accrued liabilities	559	—
Deferred rent	364	89
Stock compensation	5,061	3,018
Net operating loss carryforward	84	32
Research and development credits	2,225	120
AMT credits	548	—
Other, net	449	28
Net non-current deferred tax asset	9,789	3,287
Total gross deferred tax assets	$9,789	$5,929
Deferred tax liabilities:
Non-current:
Fixed assets: depreciation and gain/loss	$(902)	$(762)
Intangibles: amortization	(7,252)	(6,521)
Other, net	(57)	—
Total gross non-current deferred tax liability	(8,211)	(7,283)
Net non-current deferred tax asset (liability)	$1,578	$(3,996)
Net deferred tax asset (liability)	$1,578	$(1,354)
Effective April 30, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of the Company's current deferred tax asset between both non-current deferred tax asset and non-current deferred tax liability on its consolidated balance sheet. No prior periods were retrospectively adjusted.
In assessing whether deferred tax assets would be realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize its deferred tax assets. Therefore, no valuation allowance was required as of January 31, 2017.
As of January 31, 2017, the Company had recorded gross federal and state net operating loss carryforwards of $55,000 and $1.4 million, respectively, which begin to expire at various intervals between tax years ending December 31, 2023 and December 31, 2029. As of January 31, 2017, the Company also had federal and state research and development carryforwards of $2.1 million and $1.1 million, respectively, which expire beginning with the tax year ending December 31, 2024 and 2018, respectively, and federal and state alternative minimum tax credit carryforwards of $547,000 and $1,000, respectively, which do not expire.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

The Company’s current income taxes payable has been reduced by tax benefits from employee and director equity plan awards. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise or release and the exercise price. In accordance with FASB ASC 718-740-25-10, Compensation-Stock Compensation, a portion of deferred tax assets attributable to excess stock option benefits is tracked separately and is not included in the recorded deferred tax asset. The Company uses the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes. The Company has also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the consolidated statement of operations and comprehensive income. As of January 31, 2017, the federal and state deferred tax asset attributable to excess stock option benefits totaled $8.1 million. Such benefit will not be recorded until the deduction reduces cash taxes payable and is comprised of gross federal and state net operating loss carryforwards of $21.5 million and $15.3 million, respectively.
As of January 31, 2017 and 2016, the gross unrecognized tax benefit was $674,000 and $393,000, respectively. If recognized, $572,000 and $325,000 of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2017 and 2016, respectively. Total gross unrecognized tax benefits increased by $281,000 in the period from January 31, 2016 to January 31, 2017. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2017	January 31, 2016
Gross unrecognized tax benefits at beginning of year	$393	$300
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	—	—
Decreases as a result of tax positions taken during a prior period	—	—
Increases as a result of tax positions taken during the current period	281	115
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	—	(22)
Gross unrecognized tax benefits at end of year	$674	$393
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

(in thousands)	January 31, 2017	January 31, 2016
Total gross unrecognized tax benefits	$674	$393
Amounts netted against related deferred tax assets	(674)	(393)
Unrecognized tax benefits recorded on the consolidated balance sheet	$—	$—
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other expense in the statement of operations. During the years ended January 31, 2017, 2016, and 2015, respectively, the Company recorded a decrease of $0, $8,000 and $6,000 in interest and penalties related to unrecognized tax benefits. As of January 31, 2017 and 2016, no accrued interest and penalties were recorded.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock

In connection with the Company's IPO, all outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred stock converted into 32,486,588 shares of common stock. In accordance with their respective terms, shares of the series A and series B convertible preferred stock and D-3 redeemable convertible preferred stock converted into shares of common stock on a 1:1 basis, shares of series C redeemable and convertible preferred stock converted into shares of common stock on a 1:1.38 basis, shares of the series D-1 redeemable convertible preferred stock converted into shares of common stock on a 1:2 basis, and shares of the series D-2 redeemable convertible preferred stock converted into shares of common stock on a 1:2.27 basis. As a result, as of August 4, 2014, amounts associated with the convertible preferred stock and redeemable convertible preferred stock were reclassified to additional paid-in capital, and no amounts were outstanding as of January 31, 2017 and 2016.
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
Each share of series C redeemable convertible preferred stock was entitled to accrue dividends at 6% per annum from the date of issuance; however, accrued dividends were payable only in connection with a liquidation event. Upon occurrence of any liquidation, dissolution, or winding up of the Company, stockholders of series C, D-1, D-2

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock (continued)

and D-3 redeemable convertible preferred shares were entitled to receive an amount equal to the purchase price plus all accrued and unpaid dividends in preference to the stockholders of series A and B convertible preferred shares. Had there been insufficient funds to pay the series C, D-1, D-2 and D-3 redeemable convertible preferred stockholders their liquidation preference, the entire assets and funds of the Company legally available for distribution would have been distributed to the stockholders of series C, D-1, D-2 and D-3 redeemable convertible preferred shares in proportion to the number of shares held by each stockholder and then to the stockholders of the series A and B convertible preferred shares on par with each other on a pro-rata basis.
Stockholders of series C redeemable convertible preferred stock had special voting rights. Until such date as (i) stockholders of series C redeemable convertible preferred stock held less than 5% of the outstanding common stock of the Company, on an as-converted basis or (ii) the Company completed a qualified public offering, as defined in the Company’s amended and restated Certificate of Incorporation, the series C redeemable convertible preferred stockholders were entitled to vote separately as a single class to the exclusion of all other classes of the Company’s capital stock on certain corporate matters. The approval of a majority of the series C redeemable convertible preferred stock, with each share entitled to one vote, was required for the Company to engage in any of the specified corporate actions set forth in the Company’s amended and restated Certificate of Incorporation. In addition, the majority of series C redeemable convertible preferred stockholders were entitled to elect three Directors and one observer to the Company’s Board of Directors.
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
On January 31, 2014, the Company paid a cash dividend of $694,000, or $0.16 per share, to the series D-3 redeemable convertible preferred stockholders in payment of series D-3 dividends through such date. In addition, the Company paid a cash dividend of $347,000 on shares of outstanding series D-3 redeemable convertible preferred stock accrued through the date of conversion of such shares into common stock, which occurred on August 4, 2014.
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
Redemption rights—Stockholders of the Company’s series C, series D-1, series D-2 and series D-3 redeemable convertible preferred stock had certain redemption rights. At any time following October 5, 2013, the stockholders of a majority of the issued and outstanding shares of the series C redeemable convertible preferred stock could have, by written notice, elected to require the Company to redeem all of the issued and outstanding series C, series D-1, series D-2, and series D-3 redeemable convertible preferred stock, for an amount equal to the aggregate of the liquidation preference for each issued and outstanding share; provided, however, that any holder of series D-3 could have, by written notice elected to not have such holder’s shares of series D-3 redeemed. The holders of a majority of the issued and outstanding shares of series D-3 could have elected to require the Corporation to redeem all, but not less than all, of the issued and outstanding series D-3 preferred stock at any time following August 11, 2018, for a per share amount equal to the greater of: (a) the fair market value of a share of series D-3 as determined in good faith by the Board without taking into account to any discount for minority interest, illiquidity or other similar considerations, or any premium for change in control or liquidity; or (b) the Liquidation preference of a share of series D-3.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Redeemable convertible preferred stock and convertible preferred stock (continued)

This fair value redemption feature resulted in a requirement to separately account for the conversion feature as derivative liability that is adjusted to fair value as of the end of each reporting period. The value of the derivative liability associated with the series D-3 redeemable convertible preferred stock totaled $6.2 million as of January 31, 2014. As discussed in Note 12. Fair Value, the series D-3 redeemable convertible preferred stock terms were modified and as a result, the aggregate fair value of the derivative liability was reclassified to additional paid-in capital.
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
As a result of the foregoing, as of January 31, 2017 and 2016, there were no warrants outstanding.
Note 11. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2017	2016	2015
Cost of revenue	$1,780	$1,088	$403
Sales and marketing	914	903	504
Technology and development	1,903	1,014	263
General and administrative	3,801	2,878	1,355
Total stock-based compensation expense	$8,398	$5,883	$2,525
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
In July 2014, the Company's board of directors approved an increase to the shares of common stock reserved under the Incentive Plan by 2.0 million shares from 600,000 shares of common stock to 2.6 million shares of common stock. In addition, the board of directors approved an amendment to the Incentive Plan providing that the number of shares of common stock reserved for issuance under the Incentive Plan will automatically increase on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2017, 1.8 million shares were available for grant under the Incentive Plan.
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
Valuation assumptions. The Company has adopted the provisions of Topic 718, which requires the measurement and recognition of compensation for all stock-based awards made to team members and directors, based on estimated fair values.
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
The key input assumptions that were utilized in the valuation of the stock options granted during the years ended January 31, 2017, 2016 and 2015 are as follows:

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 11. Stock-based compensation (continued)

Year ended January 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Expected stock price volatility	38.01% - 38.37%	38.29% - 40.29%	32.90% - 40.29%
Risk-free interest rate	1.18% - 2.18%	1.47% - 1.80%	1.12% - 2.24%
Expected life of options	4.50 - 6.25 years	5.43 - 6.25 years	5.6 - 7.3 years
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
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2016	5,418	$0.10 - 33.47	$10.88	7.03	$63,965
Granted	1,399	$21.27 - 44.53	$28.85
Exercised	(1,811)	$0.10 - 33.47	$3.94
Forfeited	(290)	$1.50 - 33.47	$19.30
Outstanding as of January 31, 2017	4,716	$0.10 - 44.53	$18.36	7.60	$131,529
Vested and expected to vest as of January 31, 2017	4,532		$18.10	7.57	$127,593
Exercisable as of January 31, 2017	1,471		$8.78	6.09	$55,111
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
A summary of stock options granted and exercised is as follows:

	Year ended January 31,
(in thousands, except weighted-average fair value)	2017	2016	2015
Stock options granted	1,399	1,093	2,117
Weighted-average fair value at date of grant	$28.85	$27.34	$14.88
Total intrinsic value of stock options exercised	$50,094	$51,773	$9,519
As of January 31, 2017 and 2016, 1.5 million and 2.5 million of all outstanding options were exercisable, respectively. The options are valued at their estimated fair market value as of the date of the grant.
As of January 31, 2017, the weighted-average vesting period of non-vested stock-options expected to vest approximates 2.5 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $13.9 million.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 11. Stock-based compensation (continued)

Performance options. During the year ended January 31, 2015, the Company granted 1.5 million performance-based stock options, respectively, to certain key team members under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance-based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the year ended January 31, 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019. During the year ended January 31, 2016, the Company achieved the $34.5 million Adjusted EBITDA performance criteria and as such, 10% of the performance-based stock options outstanding as of January 31, 2016 became vested. During the year ended January 31, 2017, the Company achieved the annual growth rate of Adjusted EBITDA per share of common stock of 30% and as such 20% of the performance-based stock options outstanding as January 31, 2017 became vested. Subsequent to January 31, 2017, the two remaining vesting criteria were amended to vest based upon the attainment of a compound annual growth rate of Adjusted EBITDA per share of common stock of 35% as compared to the year ended January 31, 2016 Adjusted EBTIDA target of $34.5 million, or $0.61 per common share.
During the years ended January 31, 2017 and 2016, the Company recorded compensation expense of $1.7 million and $2.5 million, respectively, related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA targets, and Adjusted EBITDA per common share growth rates.
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
A summary of the restricted stock unit activity is as follows:

(in thousands, except weight-average grant date fair value)	Shares	Weighted-average grant date fair value
Unvested at January 31, 2016	—	$—
Granted	11	27.19
Vested	(8)	25.60
Forfeitures	—	—
Unvested at January 31, 2017	3	$32.50

Stock-based compensation expense related to restricted stock units was $233,000 for the year ended January 31, 2017. Total unrecorded stock-based compensation expense as of January 31, 2017 associated with restricted stock units was $71,000, which is expected to be recognized over a weighted-average period of 2.6 years.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 12. Fair value

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

The following tables summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,405	$—	$—

	January 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,134	$—	$—

Series D-3 redeemable convertible preferred stock derivative liability
A derivative liability was recorded related to the Company’s series D-3 redeemable convertible preferred stock due to stated features allowing for redemption equal to the greater of the fair value per share of series D-3 redeemable convertible preferred stock, or the liquidation preference per share of series D-3 redeemable convertible preferred stock. The derivative instrument was recorded at its fair value, using an option pricing model, and was adjusted to fair value as of the end of each reporting period. Changes in the fair value of derivative instruments were recognized in the consolidated financial statements. The Company classified this derivative financial instrument as Level 3 in the fair value hierarchy. The Company continued to record adjustments to the fair value of the derivative liability until March 31, 2014, at which time the Company modified the terms of the series D-3 redeemable convertible preferred stock. As a result of the modifications, the Company reclassified the aggregate fair value of the liability to additional paid-in capital.

There are no financial instruments that are considered Level 2 or Level 3 as of January 31, 2017 and 2016.

Note 13. Related party transactions
The Company had entered into a consulting agreement with a company owned by the President and Chief Executive Officer of the Company. For the year ended January 31, 2015, amounts paid to this company under the terms of the consulting agreement were $162,000. In connection with the consummation of the Company's IPO, this consulting agreement was terminated.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 14. Employee benefits

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All team members over the age of 21 are eligible to participate in the plan. The Company contributed 50% of an employee's elective deferral up to 4% of eligible earnings through May 2014. In May 2014, the Company amended its 401(k) plan to increase the employer contribution. Effective May 2014, the Company contributes 50% of an employee’s elective deferral up to 6% of eligible earnings. Employer contributions vest 25% each year of employment. 401(k) plan administrative expense was $15,000, $16,000 and $8,000 for the years ended January 31, 2017, 2016 and 2015, respectively. Employer matching contribution expense was $916,000, $626,000 and $375,000 for the years ended January 31, 2017, 2016 and 2015, respectively.
Beginning on January 1, 2017, The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $110,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $500,000 as of January 31, 2017.

Note 15. Supplementary quarterly financial data (unaudited)

	Three months ended
(in thousands, except for per share amounts)	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Total revenue	$46,814	$43,358	$44,185	$44,013
Total cost of revenue	22,585	17,467	15,631	16,332
Gross profit	24,229	25,891	28,554	27,681
Total operating expenses	18,048	16,849	15,815	14,431
Total other expense	(158)	(256)	(37)	(641)
Income tax provision	1,961	2,778	4,469	4,536
Net income	$4,062	$6,008	$8,233	$8,073
Net income per share attributable to common stockholders:
Basic	$0.07	$0.10	$0.14	$0.14
Diluted (1)	$0.07	$0.10	$0.14	$0.14

	Three months ended
(in thousands, except for per share amounts)	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Total revenue	$35,886	$30,556	$30,494	$29,850
Total cost of revenue	17,455	12,880	11,909	11,944
Gross profit	18,431	17,676	18,585	17,906
Total operating expenses	14,072	11,372	11,087	9,924
Total other (expense) income	(63)	121	(542)	(105)
Income tax provision	1,168	2,338	2,535	2,900
Net income	$3,128	$4,087	$4,421	$4,977
Net income per share attributable to common stockholders:
Basic (1)	$0.05	$0.07	$0.08	$0.09
Diluted	$0.05	$0.07	$0.08	$0.09
(1) Net income per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, management concluded the Company’s internal control over financial reporting was effective as of January 31, 2017.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has also audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information
None.

PART III.

Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2017 Annual Meeting of Stockholders is incorporated by reference to our 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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

Item 11. Executive compensation

The information required by this Item 11 of Form 10-K is incorporated by reference in our 2017 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this Item 12 of Form 10-K is incorporated by reference in our 2017 Proxy Statement.

Item 13. Certain relationships and related transactions, and director independence

The information required by this Item 13 of Form 10-K is incorporated by reference in our 2017 Proxy Statement.

Item 14. Principal accounting fees and services

The information required by this Item 14 of Form 10-K is incorporated by reference in our 2017 Proxy Statement.

Part IV.

Item 15. Exhibits, financial statement schedules

(a) Documents filed as part of this report

(1) All financial statements

Index to consolidated financial statements	Page
Consolidated balance sheets as of January 31, 2017 and 2016	50
Consolidated statements of operations and comprehensive income for the years ended January 31, 2017, 2016 and 2015	51
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) for the years ended January 31, 2017, 2016 and 2015	52
Consolidated statements of cash flows for the years ended January 31, 2017, 2016 and 2015	53
Notes to consolidated financial statements	55
Supplementary quarterly financial data (unaudited)	79

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 30th day of March, 2017.

HEALTHEQUITY, INC.
Date: March 30, 2017	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

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

Date: March 30, 2017	By:	/s/ Robert W. Selander
	Name:	Robert W. Selander
	Title:	Chairman of the Board, Director

Date: March 30, 2017	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2017	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2017	By:	/s/ Frank A. Corvino
	Name:	Frank A. Corvino
	Title:	Director

Date: March 30, 2017	By:	/s/ Adrian T. Dillon
	Name:	Adrian T. Dillon
	Title:	Director

Date: March 30, 2017	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 30, 2017	By:	/s/ Michael O. Leavitt
	Name:	Michael O. Leavitt
	Title:	Director

Date: March 30, 2017	By:	/s/ Frank T. Medici
	Name:	Frank T. Medici
	Title:	Director

Date: March 30, 2017	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 30, 2017	By:	/s/ Manu Rana
	Name:	Manu Rana
	Title:	Director

Date: March 30, 2017	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Exhibit Index

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.2	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Director Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.7	June 10, 2014
10.8†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.9†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2014.	S-1	333-196645	10.12	June 10, 2014
10.11†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2015.	S-1	333-196645	10.13	June 10, 2014
10.12†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.13†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.14†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.15†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.16†	Employment Agreement, dated July 30, 2014, by and between the Registrant and Frode Jensen.	10-Q	001-36568	10.1	September 12, 2014
10.17†	Offer letter to Matthew Sydney, dated October 25, 2014.	8-K	001-36568	10.2	October 27, 2014
10.18†	Separation and Release Agreement, dated October 21, 2014, by and between the Registrant and E. Craig Keohan.	8-K	001-36568	10.1	October 27, 2014
10.19†	Non-Employee Director Compensation Policy.	S-1	333-196645	10.27	July 16, 2014
10.20	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.21	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.22†	Employment Agreement, dated July 1, 2015, by and between the Registrant and Jon Soldan.	10-Q	001-36568	10.1	September 10, 2015
10.23†	Offer letter to Robert W. Selander, dated September 28, 2015.	8-K	001-36568	10.1	September 30, 2015
10.24	Credit Agreement, dated as of September 30, 2015, by HealthEquity, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36568	10.1	October 6, 2015
10.25	Asset Purchase Agreement, dated as of October 23, 2015, by and between The Bancorp Bank and HealthEquity, Inc.	8-K	001-36568	10.1	October 26, 2015
10.26†	Second Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36568	10.1	December 9, 2015
21.1+	List of Subsidiaries.
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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