Form 10-Q
period 2017-04-30
HEALTHEQUITY INC
filed 2017-06-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 31, 2017, there were 59,973,713 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	April 30, 2017	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$155,085	$139,954
Marketable securities, at fair value	40,472	40,405
Total cash, cash equivalents and marketable securities	195,557	180,359
Accounts receivable, net of allowance for doubtful accounts of $75 as of April 30, 2017 and January 31, 2017	18,988	17,001
Inventories	529	592
Other current assets	4,069	2,867
Total current assets	219,143	200,819
Property and equipment, net	6,083	5,170
Intangible assets, net	64,683	65,020
Goodwill	4,651	4,651
Deferred tax asset	6,438	1,615
Other assets	1,851	1,861
Total assets	$302,849	$279,136
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,545	$3,221
Accrued compensation	4,325	8,722
Accrued liabilities	4,435	3,760
Total current liabilities	10,305	15,703
Long-term liabilities
Other long-term liabilities	1,700	1,456
Deferred tax liability	—	37
Total long-term liabilities	1,700	1,493
Total liabilities	12,005	17,196
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2017 and January 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 59,904 and 59,538 shares issued and outstanding as of April 30, 2017 and January 31, 2017, respectively	6	6
Additional paid-in capital	238,953	232,114
Accumulated other comprehensive loss	(191)	(165)
Accumulated earnings	52,076	29,985
Total stockholders’ equity	290,844	261,940
Total liabilities and stockholders’ equity	$302,849	$279,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended April 30,
	2017	2016
Revenue:
Service revenue	$22,487	$18,994
Custodial revenue	19,319	13,811
Interchange revenue	13,615	11,208
Total revenue	55,421	44,013
Cost of revenue:
Service costs	15,575	11,257
Custodial costs	2,801	2,356
Interchange costs	3,304	2,719
Total cost of revenue	21,680	16,332
Gross profit	33,741	27,681
Operating expenses:
Sales and marketing	4,621	4,183
Technology and development	6,242	4,625
General and administrative	5,868	4,574
Amortization of acquired intangible assets	1,083	1,049
Total operating expenses	17,814	14,431
Income from operations	15,927	13,250
Other expense:
Other expense, net	(90)	(641)
Total other expense	(90)	(641)
Income before income taxes	15,837	12,609
Income tax provision	1,808	4,536
Net income	$14,029	$8,073
Net income per share:
Basic	$0.23	$0.14
Diluted	$0.23	$0.14
Weighted-average number of shares used in computing net income per share:
Basic	59,720	57,820
Diluted	61,400	59,399
Comprehensive income:
Net income	$14,029	$8,073
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(26)	(39)
Comprehensive income	$14,003	$8,034
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$14,029	$8,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,482	2,947
Amortization of deferred financing costs and other	41	18
Deferred taxes	3,218	34
Stock-based compensation	3,010	1,822
Changes in operating assets and liabilities:
Accounts receivable	(1,987)	(1,398)
Inventories	63	22
Other assets	(1,207)	(4,739)
Accounts payable	(1,545)	(1,241)
Accrued compensation	(4,397)	(5,173)
Accrued liabilities	625	1,164
Other long-term liabilities	244	583
Net cash provided by operating activities	15,576	2,112
Cash flows from investing activities:
Purchases of marketable securities	(109)	(86)
Purchase of property and equipment	(1,437)	(321)
Purchase of software and capitalized software development costs	(2,728)	(2,003)
Net cash used in investing activities	(4,274)	(2,410)
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,829	145
Tax benefit from exercise of common stock options	—	9,278
Net cash provided by financing activities	3,829	9,423
Increase in cash and cash equivalents	15,131	9,125
Beginning cash and cash equivalents	139,954	83,641
Ending cash and cash equivalents	$155,085	$92,766
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$133	$8
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	141	111
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
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC and HealthEquity Retirement Services, LLC (collectively referred to as, the "Company").
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry, such partnership is accounted for using the equity method of accounting. The investment was approximately $206,000 as of April 30, 2017 and is included in other assets on the accompanying condensed consolidated balance sheet.
The Company has a 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of April 30, 2017 and is included in other assets on the accompanying condensed consolidated balance sheet.
All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of April 30, 2017 and for the three months ended April 30, 2017 and 2016 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2017. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Recent adopted accounting pronouncements—In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies to be recognized in the statement of operations and comprehensive income, which were previously presented as a component of stockholders' equity, on a prospective basis. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective bases through a cumulative-effect adjustment to retained earnings. This ASU also requires cash flows related to excess tax benefits to be classified an an operating activity on the statement of cash flows. Finally, this ASU no longer allows tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted weighted-average common shares outstanding, which results in share-based awards having a more dilutive effect on net income per diluted share.
The Company adopted this ASU during the three months ended April 30, 2017.  As required by the standard, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations and comprehensive income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis.  For the three months ended April 30, 2017, the Company recorded excess tax benefits in the amount of $3.9 million within our provision for income taxes in the condensed consolidated statements of operations and comprehensive income. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $8.1 million to our retained earnings as of February 1, 2017.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense are classified as operating activities on the condensed consolidated statements of cash flows for the three months ended April 30, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted. Further, the Company did not elect to adopt the forfeiture provisions of this ASU.
Recent issued accounting pronouncements—On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Finally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant impact. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The adoption of this guidance is not expected to have a material impact on the Company's revenue. The Company is still evaluating the impact of this guidance on sales commissions. The Company will use the cumulative effect transition method and does not plan to early adopt.
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
In January 2017, The FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. This ASU is effective for fiscal years beginning December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however it does not believe this ASU will have material impact on the Company's consolidated financial statements.

Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended April 30,
	2017	2016
Numerator (basic and diluted):
Net income	$14,029	$8,073
Denominator (basic):
Weighted-average common shares outstanding	59,720	57,820
Denominator (diluted):
Weighted-average common shares outstanding	59,720	57,820
Weighted-average dilutive effect of stock options and restricted stock units	1,680	1,579
Diluted weighted-average common shares outstanding	61,400	59,399
Net income per share:
Basic	$0.23	$0.14
Diluted	$0.23	$0.14
For the three months ended April 30, 2017 and 2016, approximately 583,000 and 1.6 million shares, respectively, attributable to stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of April 30, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$155,085	$—	$—	$155,085
Marketable securities:
Mutual funds	40,779	232	(539)	40,472
Total cash, cash equivalents and marketable securities	$195,864	$232	$(539)	$195,557
Cash, cash equivalents and marketable securities as of January 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,954	$—	$—	$139,954
Marketable securities:
Mutual funds	40,670	207	(472)	40,405
Total cash, cash equivalents and marketable securities	$180,624	$207	$(472)	$180,359
The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of April 30, 2017:

(in thousands)	Cost basis	Fair value
One year or less	$25,420	$25,362
Over one year and less than five years	15,359	15,110
Total	$40,779	$40,472
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of April 30, 2017. As of April 30, 2017, marketable securities with an unrealized loss position for more than twelve consecutive months were as follows:

	Less than one year		Greater than one year
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses
Mutual funds	$25,362	$(207)	$15,110	$(332)

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Property and equipment

Property and equipment consisted of the following as of April 30, 2017 and January 31, 2017:

(in thousands)	April 30, 2017	January 31, 2017
Leasehold improvements	$1,096	$860
Furniture and fixtures	3,643	3,129
Computer equipment	7,989	7,194
Property and equipment, gross	12,728	11,183
Accumulated depreciation	(6,645)	(6,013)
Property and equipment, net	$6,083	$5,170
Depreciation expense for the three months ended April 30, 2017 and 2016 was $632,000 and $447,000, respectively.
Note 5. Intangible assets and goodwill
During the three months ended April 30, 2017 and 2016, the Company capitalized software development costs of $2.2 million and $1.9 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of April 30, 2017 and January 31, 2017:

(in thousands)	April 30, 2017	January 31, 2017
Amortized intangible assets:
Capitalized software development costs	$26,096	$23,925
Software	7,383	7,041
Acquired intangible member assets	64,962	64,962
Intangible assets, gross	98,441	95,928
Accumulated amortization	(33,758)	(30,908)
Intangible assets, net	$64,683	$65,020
During the three months ended April 30, 2017 and 2016, the Company incurred and expensed a total of $2.8 million and $2.1 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended April 30, 2017 and 2016 was $2.8 million and $2.5 million, respectively.
There were no changes to the goodwill carrying value during the three months ended April 30, 2017 and 2016.

Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, telephony services, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2017 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2017, and did not change materially during the three months ended April 30, 2017.
Lease expense for office space for the three months ended April 30, 2017 and 2016 was $1.1 million, and $593,000, respectively. Expense for other lease agreements for the three months ended April 30, 2017 and 2016 was $120,000 and $60,000, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of April 30, 2017.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of April 30, 2017.

Note 8. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended April 30, 2017, the Company recorded a provision for income taxes of $1.8 million. The resulting effective income tax rate was 11.4%, compared with an effective income tax rate of 36.0% for the three months ended April 30, 2016. For the three months ended April 30, 2017, the net impact of discrete tax items caused a 24.8 percentage point decrease to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For the three months ended April 30, 2016, the net impact of discrete tax items was not material. The decrease in the effective income tax rate from the same period last year is primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income during the three months ended April 30, 2017, pursuant to the adoption of ASU 2016-09.
As of April 30, 2017 and January 31, 2017, the Company’s total gross unrecognized tax benefit was $741,000 and $674,000, respectively. As a result of ASU No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of April 30, 2017 and January 31, 2017. If recognized, $622,000 of the total gross unrecognized tax benefits would affect the Company's effective income tax rate as of April 30, 2017.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2017	2016
Cost of revenue	$491	$375
Sales and marketing	317	213
Technology and development	672	357
General and administrative	1,530	877
Total stock-based compensation expense	$3,010	$1,822
Stock options
Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2017	4,716	$0.10 - 44.53	$18.36	7.60	$131,529
Granted	370	$41.28 - 46.40	$41.61
Exercised	(366)	$0.10 - 33.47	$10.45
Forfeited	(55)	$24.36 - 44.53	$32.70
Outstanding as of April 30, 2017	4,665	$0.10 - 46.40	$20.65	7.73	$116,002
Vested and expected to vest as of April 30, 2017	4,478		$20.36	7.70	$112,687
Exercisable as of April 30, 2017	1,626		$11.94	6.54	$54,616
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

Three months ended April 30,
	2017	2016
Expected dividend yield	—%	—%
Expected stock price volatility	37.90% - 38.01%	38.29% - 38.37%
Risk-free interest rate	1.90% - 2.07%	1.33% - 1.52%
Expected life of options	5.17 - 6.25 years	5.17 - 6.25 years
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
As of April 30, 2017, the weighted-average vesting period of non-vested awards expected to vest is approximately 2.4 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $23.2 million.
Restricted stock units
The Company grants restricted stock units ("RSU") to certain team members, officers, and directors under the 2014 Equity Incentive Plan. RSUs vest upon service-based criteria and performance-based criteria. Generally, service-based restricted stock units vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. Performance-based restricted stock units ("PRSU") vest upon the achievement of certain financial criteria and cliff vest on January 31, 2020.
RSUs are valued based on the current value of the Company's closing stock price on the date of grant and stock-based compensation expense is recognized over the requisite service period. Stock-based compensation expense for PRSUs is recognized over the requisite service period based on the probable outcome of the achievement of the performance criteria.
A summary of the RSU activity is as follows:

(in thousands, except weight-average grant date fair value)	RSUs and PRSUs	Weighted-average grant date fair value
Outstanding as of January 31, 2017	10	$26.93
Granted	326	41.61
Vested	*	46.40
Forfeitures	—	—
Outstanding as of April 30, 2017	336	$41.15
* Represents less than 1,000 of vested RSUs.

Stock-based compensation expense related to RSUs was $545,000 for the three months ended April 30, 2017. Total unrecorded stock-based compensation expense as of April 30, 2017 associated with RSUs was $11.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Note 10. Fair value

Fair value measurements are made at a specific point in time, based on relevant market information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1—quoted prices in active markets for identical assets or liabilities;

•	Level 2—inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3—unobservable inputs based on the Company’s own assumptions.

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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair value (continued)

The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	April 30, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,472	$—	$—

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,405	$—	$—

The carrying value of financial instruments including cash and cash equivalents and certain non-trade receivables approximate fair values as of April 30, 2017 due to the short-term nature of these instruments. The Company has classified cash and cash equivalents as Level 1 and certain non-trade receivables as Level 2 in the fair value hierarchy.

Note 11. Subsequent events
In May 2017, the Company entered into a definitive asset purchase agreement with BenefitGuard LLC, a 401(k) provider that offers 3(16) plan administrator and 3(21) named fiduciary services for 401(k) employer sponsors for an estimated purchase price range between $1.5 million and $3.0 million. The transaction is subject to customary closing conditions. The transaction is expected to be completed during the three months ended October 31, 2017.
On May 31, 2017, the Company entered into an amendment to its lease agreement, dated May 15, 2015, by and between the Company and its landlord to expand its current office space. The term of the lease will commence on January 1, 2018 and will expire on March 31, 2027. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $513,000, with annual increases ranging from 2.5% to 3.1%.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2017 and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
We generate revenue primarily from three sources: service revenue, custodial revenue and interchange revenue. We generate service revenue by providing monthly account services on our platform, primarily through multi-year contracts with our Network Partners that are typically three to five years in duration. We generate custodial revenue from custodial cash assets deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We also generate interchange revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.
Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2017.
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
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	April 30, 2017	April 30, 2016	% Change	January 31, 2017
HSA Members	2,805,280	2,228,041	26%	2,746,132
Average HSA Members - Year-to-date	2,782,779	2,211,860	26%	2,339,091
Average HSA Members - Quarter-to-date	2,782,779	2,211,860	26%	2,519,382
HSA Members with investments	76,996	49,761	55%	65,906
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.

The number of our HSA Members increased by approximately 577,000, or 26%, from April 30, 2016 to April 30, 2017, and by approximately 754,000, or 51%, from April 30, 2015 to April 30, 2016.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.
Custodial assets
The following table sets forth our custodial assets as of the periods indicated:

(in thousands, except percentages)	April 30, 2017	April 30, 2016	% Change	January 31, 2017
Custodial cash	$4,454,928	$3,597,111	24%	$4,380,487
Custodial investments	772,867	488,343	58%	658,580
Total custodial assets	$5,227,795	$4,085,454	28%	$5,039,067
Average daily custodial cash - Year-to-date	$4,410,507	$3,518,081	25%	$3,661,058
Average daily custodial cash - Quarter-to-date	$4,410,507	$3,518,081	25%	$3,854,518
Our custodial assets, which are our HSA Members' assets for which we are the custodian, consist of the following components: (1) custodial cash deposits, which are deposits with our FDIC-insured custodial depository bank partners, (2) custodial cash deposits invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment partner. Measuring our custodial assets is important because our custodial revenue is determined by the applicable account yields and average daily custodial cash balances.
Our total custodial assets increased by $1.1 billion, or 28%, from April 30, 2016 to April 30, 2017. Our total custodial assets increased by $1.5 billion, or 61%, from April 30, 2015 to April 30, 2016. The increase in total custodial assets in these periods was driven by additional custodial assets from our existing HSA Members and new custodial assets from new HSA Members added during the fiscal year.
Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, stock-based compensation expense, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2017	2016
Net income	$14,029	$8,073
Interest income	(157)	(120)
Interest expense	67	68
Income tax provision	1,808	4,536
Depreciation and amortization	2,398	1,898
Amortization of acquired intangible assets	1,083	1,049
Stock-based compensation expense	3,010	1,822
Other (1)	180	693
Adjusted EBITDA	$22,418	$18,019

(1)	For the three months ended April 30, 2017 and 2016, Other consisted of non-income-based taxes of $88 and $84, other costs of $54 and $24, and acquisition-related costs of $38 and $585, respectively.

The following table sets forth our Adjusted EBITDA:

	Three months ended April 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Adjusted EBITDA	$22,418	$18,019	$4,399	24%
As a percentage of revenue	40%	41%
Our Adjusted EBITDA increased by $4.4 million, or 24%, from $18.0 million for the three months ended April 30, 2016 to $22.4 million for the three months ended April 30, 2017. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $2.7 million, or 20%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Revenue
We generate revenue from three primary sources: service revenue, custodial revenue and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and RAs we offer. Our fees are generally based on a fixed tiered structure fixed for the duration of our agreement with the relevant Network Partner, which is typically three to five years, and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
Custodial revenue.    We earn custodial revenue from our custodial assets deposited with our FDIC-insured custodial depository bank partners, our insurance company partner and our custodial investment partner. As a non-bank custodian, we deposit our cash custodial assets with our various bank partners pursuant to contracts that (i) have terms that range from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our cash custodial assets that is based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such investment custodial assets.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our payment cards to make a qualified purchase. This revenue is collected each time a member “swipes” our payment card to pay a healthcare-related expense. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing bank and the card processor.
Cost of revenue
Cost of revenue includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of revenue include interest paid to members on cash custodial assets and interchange costs incurred in connection with processing card transactions for our members.
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
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of HSA portfolios. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will remain flat going forward.
Other expense, net
Other expense primarily consists of interest expense associated with our credit agreement, non-income-based taxes and acquisition-related expenses, offset by interest income on corporate cash and marketable securities.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of April 30, 2017, we have recorded a net deferred tax asset. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of April 30, 2017.

Comparison of the three months ended April 30, 2017 and 2016
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Service revenue	$22,487	$18,994	$3,493	18%
Custodial revenue	19,319	13,811	5,508	40%
Interchange revenue	13,615	11,208	2,407	21%
Total revenue	$55,421	$44,013	$11,408	26%
Service revenue
The $3.5 million increase in service revenue from the three months ended April 30, 2016 to the three months ended April 30, 2017 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 577,000, or 26%, from April 30, 2016 to April 30, 2017. The growth in the number of our HSA Members from was due to growth from our new and existing Network Partners.
Service revenue per HSA Member decreased by approximately 6% from the three months ended April 30, 2016 to the three months ended April 30, 2017. Our service fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in service revenue per HSA Member was partially offset by increases in custodial revenue and interchange revenue per HSA Member.
Custodial revenue
The $5.5 million increase in custodial revenue from the three months ended April 30, 2016 to the three months ended April 30, 2017 was primarily due to an increase in average daily cash custodial assets of $892.4 million, or 25%, and an increase in the yield on average cash custodial assets from 1.55% for the three months ended April 30, 2016 to 1.72% for the three months ended April 30, 2017. Custodial revenue as a percentage of our total revenue increased from the three months ended April 30, 2016 to the three months ended April 30, 2017, primarily due to our entry into new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder.
Custodial revenue per HSA Member increased by approximately 11% from the three months ended April 30, 2016 to the three months ended April 30, 2017, primarily due the increase in average daily cash custodial assets balances.
Interchange revenue
The $2.4 million increase in interchange revenue from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to an overall increase in the number of our HSA Members and payment activity.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2017	2016	$ Change	% Change
Service costs	$15,575	$11,257	$4,318	38%
Custodial costs	2,801	2,356	445	19%
Interchange costs	3,304	2,719	585	22%
Total cost of revenue	$21,680	$16,332	$5,348	33%
Service costs
The $4.3 million increase in service costs from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to the higher volume of total accounts being serviced. The $4.3 million increase includes $2.5 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $975,000 related to account and card activation as well as monthly processing of statements and other communications, information and technology expenses of $186,000, stock compensation expense of $116,000, and other expenses of $546,000. Service costs per HSA Member increased by 10% from the three months ended April 30, 2016 to the three months ended April 30, 2017 due to incremental expenses associated to fraud prevention measures.
Custodial costs
The $445,000 increase in custodial costs from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to an increase in average daily cash custodial assets which increased from $3.5 billion for the three months ended April 30, 2016 to $4.4 billion for the three months ended April 30, 2017. Our custodial costs on average cash custodial assets decreased from 0.27% for the three months ended April 30, 2016 to 0.26% for the three months ended April 30, 2017.
Interchange costs
The $585,000 increase in interchange costs from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to an overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2017	2016	$ Change	% Change
Sales and marketing	$4,621	$4,183	$438	10%
Technology and development	6,242	4,625	1,617	35%
General and administrative	5,868	4,574	1,294	28%
Amortization of acquired intangible assets	1,083	1,049	34	3%
Total operating expenses	$17,814	$14,431	$3,383	23%
Sales and marketing
The $438,000 increase in sales and marketing expense from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to increased staffing and sales commissions of $381,000, stock compensation expense of $103,000, which were offset by decreases in other expenses of $46,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.

Technology and development
The $1.6 million increase in technology and development expense from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to personnel related expense of $1.1 million, increases in amortization and depreciation of $570,000, and stock compensation of $315,000, which were partially offset by an increase in capitalized engineering of $267,000 and decreases in other expenses of $73,000.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $1.3 million increase in general and administrative expense from the three months ended April 30, 2016 to the three months ended April 30, 2017 was due to increased personnel related expense of $963,000, stock compensation of $654,000, other expenses of $125,000, which were offset by decreases in professional fees of $447,000.
As we continue to grow, we expect our general and administrative expense to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.
Amortization of acquired intangible assets
The amortization of acquired intangible assets was unchanged for the three months ended April 30, 2017 compared to the three months ended April 30, 2016.
Other expense, net
The change in other expense, net from the three months ended April 30, 2016 to the three months ended April 30, 2017, was due to the timing of ongoing acquisition-related activity costs, non-income-based taxes, interest income and interest expense.
Income tax provision
Income tax provision for the three months ended April 30, 2017 was $1.8 million, compared to $4.5 million for the three months ended April 30, 2016. The decrease in income tax provision for the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with excess tax benefits on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income during the three months ended April 30, 2017, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Our effective income tax rate for the three months ended April 30, 2017 was 11.4%, compared to 36.0% for the three months ended April 30, 2016. The 24.6 percentage point decrease for the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was primarily due to the change in treatment of excess tax benefits related to stock-based compensation expense pursuant to ASU 2016-09.
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

Liquidity and capital resources
Cash and marketable securities overview

As of April 30, 2017, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of April 30, 2017 and January 31, 2017, cash, cash equivalents and marketable securities were $195.6 million and $180.4 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of April 30, 2017. We were in compliance with all covenants as of April 30, 2017.
Use of cash
Capital expenditures for the three months ended April 30, 2017 and 2016 were $4.2 million and $2.3 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2018 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for new office space adjacent to our headquarters in Draper, Utah, which we began occupying in August 2016.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$15,576	$2,112
Net cash used in investing activities	(4,274)	(2,410)
Net cash provided by financing activities	3,829	9,423
Increase (decrease) in cash and cash equivalents	15,131	9,125
Beginning cash and cash equivalents	139,954	83,641
Ending cash and cash equivalents	$155,085	$92,766

Cash flows provided by operating activities. Net cash provided by operating activities during the three months ended April 30, 2017 resulted primarily from our net income of $14.0 million being adjusted for the following non-cash items: depreciation and amortization of $3.5 million, stock-based compensation of $3.0 million, a change in deferred taxes of $3.2 million impacted by the adoption of ASU 2016-09 and changes in inventories, accrued liabilities, other long-term liabilities and amortization of deferred financing costs and other totaling $973,000. These items were offset by a decrease in accrued compensation of $4.4 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $2.0 million, an increase in other assets of $1.2 million, and a decrease in accounts payable of $1.5 million.
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
Cash flows used in investing activities. Net cash used in investing activities for the three months ended April 30, 2017 was primarily the result of purchases of software and capitalized software development costs of $2.7 million. This compares to purchases of software and capitalized software development costs of $2.0 million for the three months ended April 30, 2016. We continue to develop of our proprietary system and other software necessary to support our continued account growth. Our purchases of property and equipment increased from $321,000 for the three months ended April 30, 2016 to $1.4 million for the three months ended April 30, 2017, the increase was as a result of our new facilities at our company headquarters.
Cash flows provided by financing activities. Cash flow provided by financing activities during the three months ended April 30, 2017 resulted primarily from the proceeds associated with the exercise of stock options of $3.8 million. ASU 2016-09 was adopted during the three months ended April 30, 2017. This ASU requires cash flows related to excess tax benefits to no longer be separately classified as a financing activity but should be classified as operating activity.
Cash flow provided by financing activities during the three months ended April 30, 2016 resulted primarily from the proceeds associated with the exercise of stock options of $145,000 and the associated tax benefits of $9.3 million.
Contractual obligations
There were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017.
Off-balance sheet arrangements
During the three months ended April 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2017. Other than the adoption of ASU 2016-09 described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2017, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2017.

Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Concentration of market risk
We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2017, and 2016, no one customer accounted for greater than 10% of our total revenue.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of April 30, 2017 were $195.6 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of April 30, 2017 was $19.0 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.
Interest rate risk
Custodial assets
As of April 30, 2017, we had custodial cash assets of approximately $4.5 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2017, we had unrestricted cash and cash equivalents of $155.1 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of April 30, 2017, we had marketable securities of $40.5 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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
Item 1A. Risk factors
The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2017 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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

HEALTHEQUITY, INC.
Date: June 8, 2017	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.
10.2+	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.
21.1+	List of Subsidiaries.
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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