Form 10-Q
period 2017-07-31
HEALTHEQUITY INC
filed 2017-09-07
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017
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

As of August 31, 2017, there were 60,488,740 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	July 31, 2017	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$169,721	$139,954
Marketable securities, at fair value	40,581	40,405
Total cash, cash equivalents and marketable securities	210,302	180,359
Accounts receivable, net of allowance for doubtful accounts as of July 31, 2017 and January 31, 2017 were $45 and $75, respectively	20,904	17,001
Inventories	339	592
Other current assets	8,078	2,867
Total current assets	239,623	200,819
Property and equipment, net	6,080	5,170
Intangible assets, net	73,827	65,020
Goodwill	4,651	4,651
Deferred tax asset	5,054	1,615
Other assets	1,709	1,861
Total assets	$330,944	$279,136
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,594	$3,221
Accrued compensation	6,520	8,722
Accrued liabilities	4,829	3,760
Total current liabilities	12,943	15,703
Long-term liabilities
Other long-term liabilities	2,067	1,456
Deferred tax liability	—	37
Total long-term liabilities	2,067	1,493
Total liabilities	15,010	17,196
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2017 and January 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 60,399 and 59,538 shares issued and outstanding as of July 31, 2017 and January 31, 2017, respectively	6	6
Additional paid-in capital	247,255	232,114
Accumulated other comprehensive loss	(195)	(165)
Accumulated earnings	68,868	29,985
Total stockholders’ equity	315,934	261,940
Total liabilities and stockholders’ equity	$330,944	$279,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Revenue:
Service revenue	$22,809	$18,835	$45,296	$37,829
Custodial revenue	21,285	14,779	40,604	28,590
Interchange revenue	12,785	10,571	26,400	21,779
Total revenue	56,879	44,185	112,300	88,198
Cost of revenue:
Service costs	14,998	10,539	30,573	21,796
Custodial costs	2,785	2,394	5,586	4,750
Interchange costs	3,294	2,698	6,598	5,417
Total cost of revenue	21,077	15,631	42,757	31,963
Gross profit	35,802	28,554	69,543	56,235
Operating expenses:
Sales and marketing	5,194	4,190	9,815	8,373
Technology and development	6,797	4,993	13,039	9,618
General and administrative	6,234	5,550	12,102	10,124
Amortization of acquired intangible assets	1,082	1,082	2,165	2,131
Total operating expenses	19,307	15,815	37,121	30,246
Income from operations	16,495	12,739	32,422	25,989
Other expense:
Other expense, net	(38)	(37)	(128)	(678)
Total other expense	(38)	(37)	(128)	(678)
Income before income taxes	16,457	12,702	32,294	25,311
Income tax provision (benefit)	(489)	4,469	1,319	9,005
Net income	$16,946	$8,233	$30,975	$16,306
Net income per share:
Basic	$0.28	$0.14	$0.52	$0.28
Diluted	$0.27	$0.14	$0.50	$0.27
Weighted-average number of shares used in computing net income per share:
Basic	60,173	58,246	59,955	58,035
Diluted	61,765	59,651	61,604	59,501
Comprehensive income:
Net income	$16,946	$8,233	$30,975	$16,306
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(4)	27	(30)	(12)
Comprehensive income	$16,942	$8,260	$30,945	$16,294
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$30,975	$16,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,136	6,125
Amortization of deferred financing costs and other	27	36
Deferred taxes	4,699	(738)
Stock-based compensation	6,803	4,331
Changes in operating assets and liabilities:
Accounts receivable	(3,873)	(2,373)
Inventories	253	(79)
Other assets	(4,073)	(5,245)
Accounts payable	(1,495)	(1,069)
Accrued compensation	(2,202)	(3,423)
Accrued liabilities	900	827
Other long-term liabilities	611	840
Net cash provided by operating activities	39,761	15,538
Cash flows from investing activities:
Purchases of intangible member assets	(6,515)	—
Acquisition of a business	(3,000)	—
Purchases of marketable securities	(224)	(177)
Purchase of property and equipment	(2,161)	(1,250)
Purchase of software and capitalized software development costs	(5,166)	(3,960)
Net cash used in investing activities	(17,066)	(5,387)
Cash flows from financing activities:
Proceeds from exercise of common stock options	7,072	1,128
Tax benefit from exercise of common stock options	—	14,249
Net cash provided by financing activities	7,072	15,377
Increase in cash and cash equivalents	29,767	25,528
Beginning cash and cash equivalents	139,954	83,641
Ending cash and cash equivalents	$169,721	$109,169
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$53	$379
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	69	116
Purchases of intangible member assets accrued at period end	270	—
Exercise of common stock options receivable	1,017	—
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders.  On July 24, 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders and use discretion to direct investment of such assets held in trust .  As passive and non-passive non-bank custodian according to the Internal Revenue Code ("IRC") 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held in trust at each year-end and 4% of the non-passive custodial funds held in trust at each year-end in order to take on additional custodial assets.
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC and HealthEquity Retirement Services, LLC (collectively referred to as, the "Company").
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry, such partnership is accounted for using the equity method of accounting. The investment was approximately $206,000 as of July 31, 2017 and is included in other assets on the accompanying condensed consolidated balance sheet.
The Company has a 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of July 31, 2017 and is included in other assets on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of July 31, 2017 and for the three and six months ended July 31, 2017 and 2016 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2017. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Recent adopted accounting pronouncements—In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies to be recognized in the statement of operations and comprehensive income, which were previously presented as a component of stockholders' equity, on a prospective basis. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. This ASU also requires cash flows related to excess tax benefits to be classified as an operating activity on the statement of cash flows. Finally, this ASU no longer allows tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

weighted-average common shares outstanding, which results in share-based awards having a more dilutive effect on net income per diluted share.
The Company adopted this ASU during the three months ended April 30, 2017.  As required by the standard, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations and comprehensive income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis.  For the three and six months ended July 31, 2017, the Company recorded excess tax benefits in the amount of $6.6 million and $10.5 million, respectively, within our provision for income taxes in the condensed consolidated statements of operations and comprehensive income. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $8.1 million to our retained earnings as of February 1, 2017.
For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense are classified as operating activities on the condensed consolidated statements of cash flows for the three months ended April 30, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted. Further, the Company elected to adopt the forfeiture provisions of this ASU, which requires the Company to account for forfeitures as they occur. The adoption of the forfeiture provisions had no material impact on the condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The new guidance is required to be applied on a prospective basis. The Company adopted this ASU during the three months ended July 31, 2017. The adoption had no material impact on the Company's condensed consolidated financial statements.
Recent issued accounting pronouncements—On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Finally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant impact. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The adoption of this guidance is not expected to have a material impact on the Company's revenue. The Company is still evaluating the impact of this guidance on sales commissions and activation costs. The Company will use the cumulative effect transition method and does not plan to early adopt.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about changes to the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The standard should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$16,946	$8,233	$30,975	$16,306
Denominator (basic):
Weighted-average common shares outstanding	60,173	58,246	59,955	58,035
Denominator (diluted):
Weighted-average common shares outstanding	60,173	58,246	59,955	58,035
Weighted-average dilutive effect of stock options and restricted stock units	1,592	1,405	1,649	1,466
Diluted weighted-average common shares outstanding	61,765	59,651	61,604	59,501
Net income per share:
Basic	$0.28	$0.14	$0.52	$0.28
Diluted	$0.27	$0.14	$0.50	$0.27
For the three months ended July 31, 2017 and 2016, approximately 771,000 and 2.0 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2017 and 2016, approximately 670,000 and 2.2 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities as of July 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$169,721	$—	$—	$169,721
Marketable securities:
Mutual funds	40,894	243	(556)	40,581
Total cash, cash equivalents and marketable securities	$210,615	$243	$(556)	$210,302
Cash, cash equivalents and marketable securities as of January 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,954	$—	$—	$139,954
Marketable securities:
Mutual funds	40,670	207	(472)	40,405
Total cash, cash equivalents and marketable securities	$180,624	$207	$(472)	$180,359

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities (continued)

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of July 31, 2017:

(in thousands)	Cost basis	Fair value
One year or less	$25,495	$25,448
Over one year and less than five years	15,399	15,133
Total	$40,894	$40,581
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of July 31, 2017. As of July 31, 2017, marketable securities with an unrealized loss position for more than twelve consecutive months were as follows:

	Less than one year		Greater than one year
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses
Mutual funds	$25,448	$(207)	$15,133	$(349)

Note 4. Property and equipment
Property and equipment consisted of the following as of July 31, 2017 and January 31, 2017:

(in thousands)	July 31, 2017	January 31, 2017
Leasehold improvements	$1,269	$860
Furniture and fixtures	3,963	3,129
Computer equipment	8,140	7,194
Property and equipment, gross	13,372	11,183
Accumulated depreciation	(7,292)	(6,013)
Property and equipment, net	$6,080	$5,170
Depreciation expense for the three months ended July 31, 2017 and 2016 was $647,000 and $437,000, respectively, and $1.3 million and $884,000 for the six months ended July 31, 2017 and 2016, respectively.
Note 5. Intangible assets and goodwill
During the three months ended July 31, 2017, the Company acquired an HSA portfolio for $6.8 million. The cost, including transaction costs, was allocated to acquired intangible member assets as of July 31, 2017. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
To increase its product offering, during the three months ended July 31, 2017, the Company acquired the assets of BenefitGuard LLC, pursuant to a definitive asset purchase agreement, for a purchase price of $3.0 million cash. BenefitGuard LLC is a 401(k) provider that offers 3(16) plan administrator and 3(21) named fiduciary services for 401(k) employer sponsors. The Company accounted for the acquisition of assets of BenefitGuard LLC as a purchase of a business under ASC 805. The preliminary purchase price allocation resulted in customer relationships, or other intangible assets, of $3.0 million. The Company has determined the other intangible assets to have a useful life of 10 years. The asset will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits will be realized. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated statement of operations for the three and six months ended July 31, 2017.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Intangible assets and goodwill (continued)

During the three months ended July 31, 2017 and 2016, the Company capitalized software development costs of $2.0 million and $1.8 million, respectively, and $4.2 million and $3.7 million for the six months ended July 31, 2017 and 2016, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2017 and January 31, 2017:

(in thousands)	July 31, 2017	January 31, 2017
Amortized intangible assets:
Capitalized software development costs	$28,119	$23,925
Software	7,726	7,041
Other intangible assets	3,000	—
Acquired intangible member assets	71,747	64,962
Intangible assets, gross	110,592	95,928
Accumulated amortization	(36,765)	(30,908)
Intangible assets, net	$73,827	$65,020
During the three months ended July 31, 2017 and 2016, the Company incurred and expensed a total of $3.1 million and $2.3 million, respectively, and $5.9 million and $4.3 million for the six months ended July 31, 2017 and 2016, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended July 31, 2017 and 2016 was $3.0 million and $2.7 million, respectively, and $5.9 million and $5.2 million for the six months ended July 31, 2017 and 2016, respectively.
There were no changes to the goodwill carrying value during the three and six months ended July 31, 2017 and 2016.

Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, telephony services, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2017 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2017, and did not change materially during the three and six months ended July 31, 2017, except for the following:
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
Lease expense for office space for the three and six months ended July 31, 2017 was $1.0 million, and $2.1 million, respectively, and $424,000 and $1.0 million for the three and six months ended July 31, 2016, respectively. Expense for other lease agreements for the three and six months ended July 31, 2017 was $106,000 and $226,000, respectively, and $84,000 and $144,000 for the three and six months ended July 31, 2016, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of July 31, 2017.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of July 31, 2017.

Note 8. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended July 31, 2017, the Company recorded an income tax benefit of $489,000 and for the six months ended July 31, 2017 an income tax provision of $1.3 million. The resulting effective income tax rate was (3.0)% and 4.1%, compared with an effective income tax rate of 35.2% and 35.6% for the three and six months ended July 31, 2016. For the three and six months ended July 31, 2017, the net impact of discrete tax items caused a 38.8 and 31.7 percentage point decrease to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For the three and six months ended July 31, 2016, the net impact of discrete tax items was not material. The decrease in the effective income tax rate from the same period last year is primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income during the three and six months ended July 31, 2017, pursuant to the adoption of ASU 2016-09.
As of July 31, 2017 and January 31, 2017, the Company’s total gross unrecognized tax benefit was $758,000 and $674,000, respectively. As a result of ASU No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of July 31, 2017 and January 31, 2017. If recognized, $640,000 of the total gross unrecognized tax benefits would affect the Company's effective income tax rate as of July 31, 2017.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$692	$421	$1,183	$796
Sales and marketing	526	353	842	566
Technology and development	862	446	1,534	803
General and administrative	1,714	1,289	3,244	2,166
Total stock-based compensation expense	$3,794	$2,509	$6,803	$4,331
Stock options
The Company currently grants stock options under the 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"). Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company team members. Nonqualified stock options may be granted to Company team members, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance, or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan.
Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2017	4,716	$0.10 - 44.53	$18.36	7.60	$131,529
Granted	412	$41.28 - 51.44	$42.64
Exercised	(854)	$0.10 - 33.47	$9.47
Forfeited	(109)	$3.50 - 46.40	$33.87
Outstanding as of July 31, 2017	4,165	$0.10 - 51.44	$22.18	7.60	$98,900
Vested and expected to vest as of July 31, 2017	4,165		$22.18	7.60	$98,900
Exercisable as of July 31, 2017	1,264		$13.53	6.29	$40,894
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	37.79%	38.29%	37.79% - 38.01%	38.29% - 38.37%
Risk-free interest rate	1.89%	1.55%	1.89% - 2.07%	1.33% - 1.55%
Expected life of options	6.25 years	6.25 years	5.17 - 6.25 years	5.17 - 6.25 years

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
As of July 31, 2017, the weighted-average vesting period of non-vested awards expected to vest is approximately 2.2 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $23.0 million.
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
A summary of the RSU activity is as follows:

(in thousands, except weight-average grant date fair value)	RSUs and PRSUs	Weighted-average grant date fair value
Outstanding as of January 31, 2017	10	$26.93
Granted	397	43.34
Vested	(6)	43.81
Forfeitures	(1)	41.28
Outstanding as of July 31, 2017	400	$42.90

Stock-based compensation expense related to RSUs, including PRSUs, for the three and six months ended July 31, 2017 was $1.4 million and $2.2 million, respectively. Total unrecorded stock-based compensation expense as of July 31, 2017 associated with RSUs was $15.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	July 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,581	$—	$—

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,405	$—	$—

The carrying value of financial instruments including cash and cash equivalents and certain non-trade receivables approximate fair values as of July 31, 2017 due to the short-term nature of these instruments. The Company has classified cash and cash equivalents as Level 1 and certain non-trade receivables as Level 2 in the fair value hierarchy.

Note 11. Subsequent event

On August 3, 2017, the Company acquired the rights to be the sole custodian of an HSA portfolio for $3.3 million.

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
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first Health Plan Partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, RAs, and investment accounts on one website, and in 2013, our registered investment advisor subsidiary began delivering HSA-specific investment advice online. In 2015, we launched our HSA Optimizer, which helps HSA members optimize their accounts based on their individual preferences and goals. In 2016, we launched a new feature which provides HSA account holders advance access to employer contributions.
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
Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we generate a significant portion of our total revenue from interest rates offered by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with FDIC-insured custodial depository bank partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among bank partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates would present us with an opportunity to increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository bank partners and the interest we offer to our members, thus increasing our profitability. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
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
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code and IRS regulations, the Employment Retirement Income Security Act of 1974 and Department of Labor regulations, and public health regulations that govern the provision of health insurance, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundry laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary, HealthEquity Trust Company, is regulated by the Wyoming Division of Banking. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
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
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	July 31, 2017	July 31, 2016	% Change	January 31, 2017
HSA Members	2,899,646	2,300,007	26%	2,746,132
Average HSA Members - Year-to-date	2,820,433	2,241,378	26%	2,339,091
Average HSA Members - Quarter-to-date	2,858,087	2,270,896	26%	2,519,382
HSA Members with investments	86,868	52,722	65%	65,906
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.

The number of our HSA Members increased by approximately 600,000, or 26%, from July 31, 2016 to July 31, 2017, and by approximately 763,000, or 50%, from July 31, 2015 to July 31, 2016. During the three months ended July 31, 2017, the Company acquired the rights to be custodian of a portfolio of HSA Members, of which no HSA Members have transitioned to our platform as of July 31, 2017, and are not included in total HSA Members as of July 31, 2017.
The increase in the number of our HSA Members in these periods was driven by the addition of new Network Partners and further penetration into existing Network Partners.
Custodial assets
The following table sets forth our custodial assets as of the periods indicated:

(in thousands, except percentages)	July 31, 2017	July 31, 2016	% Change	January 31, 2017
Custodial cash	$4,502,841	$3,658,245	23%	$4,380,487
Custodial investments	871,524	542,331	61%	658,580
Total custodial assets	$5,374,365	$4,200,576	28%	$5,039,067
Average daily custodial cash - Year-to-date	$4,429,299	$3,560,117	24%	$3,661,058
Average daily custodial cash - Quarter-to-date	$4,448,090	$3,602,152	23%	$3,854,518
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
Our total custodial assets increased by $1.2 billion, or 28%, from July 31, 2016 to July 31, 2017. Our total custodial assets increased by $1.6 billion, or 60%, from July 31, 2015 to July 31, 2016. The increase in total custodial assets in these periods was driven by additional custodial assets from our existing HSA Members and new custodial assets from new HSA Members added during the fiscal year. During the three months ended July 31, 2017, the Company acquired the rights to be custodian of a portfolio of HSA Members, of which no custodial assets have transitioned to our platform as of July 31, 2017.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2017	2016	2017	2016
Net income	$16,946	$8,233	$30,975	$16,306
Interest income	(179)	(128)	(336)	(248)
Interest expense	69	69	136	137
Income tax provision (benefit)	(489)	4,469	1,319	9,005
Depreciation and amortization	2,573	2,097	4,971	3,994
Amortization of acquired intangible assets	1,082	1,082	2,165	2,131
Stock-based compensation expense	3,793	2,509	6,803	4,331
Other (1)	148	96	328	790
Adjusted EBITDA	$23,943	$18,427	$46,361	$36,446

(1)
For the three months ended July 31, 2017 and 2016, Other consisted of non-income-based taxes of $102 and $86, and acquisition-related costs of $46 and $10, respectively. For the six months ended July 31, 2017 and 2016, Other consisted of non-income based taxes of $190 and $172, acquisition-related costs of $84 and $595, and other costs of $54 and $23, respectively.

The following table sets forth our Adjusted EBITDA:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Adjusted EBITDA	$23,943	$18,427	$5,516	30%	$46,361	$36,446	$9,915	27%
As a percentage of revenue	42%	42%			41%	41%
Our Adjusted EBITDA increased by $5.5 million, or 30%, from $18.4 million for the three months ended July 31, 2016 to $23.9 million for the three months ended July 31, 2017. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $3.8 million, or 29%, increase in income from operations.
Our Adjusted EBITDA increased by $9.9 million, or 27%, from $36.4 million for the six months ended July 31, 2016 to $46.4 million for the six months ended July 31, 2017. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $6.4 million, or 25%, increase in income from operations.
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
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of HSA portfolios. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will increase going forward due to the HSA portfolio acquisition which occurred during the three months ended July 31, 2017.
Other expense, net
Other expense primarily consists of interest expense associated with our credit agreement, non-income-based taxes and acquisition-related expenses, offset by interest income on corporate cash and marketable securities.

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of July 31, 2017, we have recorded a net deferred tax asset. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of July 31, 2017.

Comparison of the three and six months ended July 31, 2017 and 2016
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service revenue	$22,809	$18,835	$3,974	21%	$45,296	$37,829	$7,467	20%
Custodial revenue	21,285	14,779	6,506	44%	40,604	28,590	12,014	42%
Interchange revenue	12,785	10,571	2,214	21%	26,400	21,779	4,621	21%
Total revenue	$56,879	$44,185	$12,694	29%	$112,300	$88,198	$24,102	27%
Service revenue
The $4.0 million increase in service revenue from the three months ended July 31, 2016 to the three months ended July 31, 2017 was primarily due to an increase in the number of our HSA Members.The $7.5 million increase in service revenue from the six months ended July 31, 2016 to the six months ended July 31, 2017 was also primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 600,000, or 26%, from July 31, 2016 to July 31, 2017. The growth in the number of our HSA Members was due to growth from our new and existing Network Partners.
Service revenue per HSA Member decreased by approximately 4% and 5% from the three and six months ended July 31, 2016 to the three and six months ended July 31, 2017. Our service fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease. The decrease in service revenue per HSA Member was offset by increases in custodial revenue and interchange revenue per HSA Member.
Custodial revenue
The $6.5 million increase in custodial revenue from the three months ended July 31, 2016 to the three months ended July 31, 2017 was primarily due to an increase in average daily cash custodial assets of $845.9 million, or 23%, and an increase in the yield on average cash custodial assets from 1.58% for the three months ended July 31, 2016 to 1.83% for the three months ended July 31, 2017 primarily due to our entry into new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder.
The $12.0 million increase in custodial revenue from the six months ended July 31, 2016 to the six months ended July 31, 2017 was primarily due to an increase in average daily cash custodial assets of $869.2 million, or 24%, and an increase in the yield on average cash custodial assets from 1.56% for the six months ended July 31, 2016 to 1.78% for the six months ended July 31, 2017.
Custodial revenue per HSA Member increased by approximately 14% and 13% from the three and six months ended July 31, 2016 to the six months ended July 31, 2017, primarily due the increase in average daily cash custodial assets balances.
Interchange revenue
The $2.2 million increase in interchange revenue from the three months ended July 31, 2016 to the three months ended July 31, 2017 was due to an overall increase in the number of our HSA Members and payment activity.

The $4.6 million increase in interchange revenue from the six months ended July 31, 2016 to the six months ended July 31, 2017 was due to an overall increase in the number of our HSA Members and payment activity.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service costs	$14,998	$10,539	$4,459	42%	$30,573	$21,796	$8,777	40%
Custodial costs	2,785	2,394	391	16%	5,586	4,750	836	18%
Interchange costs	3,294	2,698	596	22%	6,598	5,417	1,181	22%
Total cost of revenue	$21,077	$15,631	$5,446	35%	$42,757	$31,963	$10,794	34%
Service costs
The $4.5 million increase in service costs from the three months ended July 31, 2016 to the three months ended July 31, 2017 was due to the higher volume of total accounts being serviced. The $4.5 million increase includes increases of $2.3 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $1.3 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation expense of $271,000, information and technology expenses of $227,000, and other expenses of $396,000. Service costs per HSA Member increased by 13% from the three months ended July 31, 2016 to the three months ended July 31, 2017 due to incremental expenses associated to fraud prevention measures.
The $8.8 million increase in service costs from the six months ended July 31, 2016 to the six months ended July 31, 2017 was due to the higher volume of total accounts being serviced. The $8.8 million increase includes increases of $4.8 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $2.2 million related to account and card activation as well as monthly processing of statements and other communications, information and technology expenses of $412,000, stock compensation expense of $387,000, and other expenses of $941,000. Service costs per HSA Member increased by 11% from the six months ended July 31, 2016 to the six months ended July 31, 2017 due to incremental expenses associated to fraud prevention measures.
Custodial costs
The $391,000 increase in custodial costs from the three months ended July 31, 2016 to the three months ended July 31, 2017 was due to an increase in average daily cash custodial assets which increased from $3.6 billion for the three months ended July 31, 2016 to $4.4 billion for the three months ended July 31, 2017. Our custodial costs on average cash custodial assets decreased from 0.26% for the three months ended July 31, 2016 to 0.25% for the three months ended July 31, 2017.
The $836,000 increase in custodial costs from the six months ended July 31, 2016 to the six months ended July 31, 2017 was due to an increase in average daily cash custodial assets which increased from $3.6 billion for the six months ended July 31, 2016 to $4.4 billion for the six months ended July 31, 2017. Our custodial costs on average cash custodial assets decreased from 0.27% for the six months ended July 31, 2016 to 0.25% for the six months ended July 31, 2017.
Interchange costs
The $596,000 and 1.2 million increase in interchange costs for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2017 was due to an overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$5,194	$4,190	$1,004	24%	$9,815	$8,373	$1,442	17%
Technology and development	6,797	4,993	1,804	36%	13,039	9,618	3,421	36%
General and administrative	6,234	5,550	684	12%	12,102	10,124	1,978	20%
Amortization of acquired intangible assets	1,082	1,082	—	—%	2,165	2,131	34	2%
Total operating expenses	$19,307	$15,815	$3,492	22%	$37,121	$30,246	$6,875	23%
Sales and marketing
The $1.0 million increase in sales and marketing expense from the three months ended July 31, 2016 to the three months ended July 31, 2017 was due to increased staffing and sales commissions of $747,000, stock compensation expense of $173,000, which were offset by decreases in other expenses of $85,000.
The $1.4 million increase in sales and marketing expense from the six months ended July 31, 2016 to the six months ended July 31, 2017 was due to increased staffing and sales commissions of $1.1 million, stock compensation expense of $275,000, which were offset by decreases in other expenses of $40,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $1.8 million increase in technology and development expense from the three months ended July 31, 2016 to the three months ended July 31, 2017 was due to personnel related expense of $1.3 million, increases in amortization and depreciation of $393,000, and stock compensation of $416,000, which were partially offset by an increase in capitalized engineering of $257,000 and decreases in other expenses of $63,000.
The $3.4 million increase in technology and development expense from the six months ended July 31, 2016 to the six months ended July 31, 2017 was due to personnel related expense of $2.4 million, increases in amortization and depreciation of $962,000, and stock compensation of $732,000, which were partially offset by an increase in capitalized engineering of $524,000 and decreases in other expenses of $136,000.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $684,000 increase in general and administrative expense from the three months ended July 31, 2016 to the three months ended July 31, 2017 was due to increased personnel related expense of $643,000, stock compensation of $424,000, other expenses of $224,000, which were offset by decreases in professional fees of $607,000.
The $2.0 million increase in general and administrative expense from the six months ended July 31, 2016 to the six months ended July 31, 2017 was due to increased personnel related expense of $1.6 million, stock compensation of $1.1 million, other expenses of $348,000, which were offset by decreases in professional fees of $1.1 million.
As we continue to grow, we expect our general and administrative expense to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.
Amortization of acquired intangible assets
The amortization of acquired intangible assets remained relatively unchanged for the three and six months ended July 31, 2017 compared to the three and six months ended July 31, 2016.

Other expense, net
The change in other expense, net from the three and six months ended July 31, 2016 to the three and six months ended July 31, 2017, was due to the timing of ongoing acquisition-related activity costs, non-income-based taxes, interest income and interest expense.
Income tax provision (benefit)
Income tax provision (benefit) for the three and six months ended July 31, 2017 was $(489,000) and $1.3 million, compared to $4.5 million and $9.0 million for the three and six months ended July 31, 2016. The decrease in income tax provision for the three and six months ended July 31, 2017 compared to the three and six months ended July 31, 2016 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with excess tax benefits on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income during the three and six months ended July 31, 2017, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Our effective income tax rate for the three and six months ended July 31, 2017 was (3.0)% and 4.1%, compared to 35.2% and 35.6% for the three and six months ended July 31, 2016. The 38.2 and 31.5 percentage point decrease for the three and six months ended July 31, 2017 compared to the three and six months ended July 31, 2016 was primarily due to the change in treatment of excess tax benefits related to stock-based compensation expense pursuant to ASU 2016-09.
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

Liquidity and capital resources
Cash and marketable securities overview
As of July 31, 2017, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of July 31, 2017 and January 31, 2017, cash, cash equivalents and marketable securities were $210.3 million and $180.4 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of July 31, 2017. We were in compliance with all covenants as of July 31, 2017.

Use of cash
Capital expenditures for the six months ended July 31, 2017 and 2016 were $7.3 million and $5.2 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2018 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for new office space adjacent to our headquarters in Draper, Utah, which we began occupying in August 2016.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$39,761	$15,538
Net cash used in investing activities	(17,066)	(5,387)
Net cash provided by financing activities	7,072	15,377
Increase (decrease) in cash and cash equivalents	29,767	25,528
Beginning cash and cash equivalents	139,954	83,641
Ending cash and cash equivalents	$169,721	$109,169
Cash flows provided by operating activities. Net cash provided by operating activities during the six months ended July 31, 2017 resulted primarily from our net income of $31.0 million being adjusted for the following non-cash items: depreciation and amortization of $7.1 million, stock-based compensation of $6.8 million, a change in deferred taxes of $4.7 million impacted by the adoption of ASU 2016-09 and utilization of deferred tax benefits and changes in inventories, accrued liabilities, other long-term liabilities and amortization of deferred financing costs and other totaling $1.8 million. These items were offset by a decrease in accrued compensation of $2.2 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $3.9 million, an increase in other assets of $4.1 million, and a decrease in accounts payable of $1.5 million.
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
Cash flows used in investing activities. Net cash used in investing activities for the six months ended July 31, 2017 was primarily the result of purchases of intangible member assets of $6.5 million and purchases of other intangible assets of $3.0 million. In addition, we continue to develop of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the six months ended July 31, 2017 were $5.2 million. This compares to purchases of software and capitalized software development costs of $4.0 million for the six months ended July 31, 2016. Our purchases of property and equipment increased from $1.3 million for the six months ended July 31, 2016 to $2.2 million for the six months ended July 31, 2017, the increase was as a result of our new facilities at our company headquarters.
Cash flows provided by financing activities. Cash flow provided by financing activities during the six months ended July 31, 2017 resulted primarily from the proceeds associated with the exercise of stock options of $7.1 million. ASU 2016-09 was adopted during the six months ended July 31, 2017. This ASU requires cash flows related to excess tax benefits to no longer be separately classified as a financing activity but should be classified as operating activity.

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
Off-balance sheet arrangements
During the three months ended July 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2017. Other than the adoption of ASU 2016-09 described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2017, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2017.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Concentration of market risk
We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2017, and 2016, no one customer accounted for greater than 10% of our total revenue.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of July 31, 2017 were $210.3 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of July 31, 2017 was $20.9 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.

Interest rate risk
Custodial assets
As of July 31, 2017, we had custodial cash assets of approximately $4.5 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2017, we had unrestricted cash and cash equivalents of $169.7 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of July 31, 2017, we had marketable securities of $40.6 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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

During the three months ended July 31, 2017, the Company used funds received from the offerings to acquire the rights to be custodian of an HSA portfolio for approximately $6.5 million cash and the assets of BenefitGuard LLC, a 401(k) provider that offers 3(16) plan administrator and 3(21) named fiduciary services for 401(k) employer sponsors, for approximately $3.0 million.
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

HEALTHEQUITY, INC.
Date: September 7, 2017	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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