Form 10-Q
period 2017-10-31
HEALTHEQUITY INC
filed 2017-12-07
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017
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

As of November 30, 2017, there were 60,672,608 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	October 31, 2017	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$184,367	$139,954
Marketable securities, at fair value	40,711	40,405
Total cash, cash equivalents and marketable securities	225,078	180,359
Accounts receivable, net of allowance for doubtful accounts as of October 31, 2017 and January 31, 2017 were $100 and $75, respectively	21,458	17,001
Inventories	169	592
Other current assets	6,106	2,867
Total current assets	252,811	200,819
Property and equipment, net	6,789	5,170
Intangible assets, net	85,450	65,020
Goodwill	4,651	4,651
Deferred tax asset	4,656	1,615
Other assets	1,760	1,861
Total assets	$356,117	$279,136
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,295	$3,221
Accrued compensation	6,503	8,722
Accrued liabilities	9,680	3,760
Total current liabilities	19,478	15,703
Long-term liabilities
Other long-term liabilities	2,226	1,456
Deferred tax liability	—	37
Total long-term liabilities	2,226	1,493
Total liabilities	21,704	17,196
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2017 and January 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 60,652 and 59,538 shares issued and outstanding as of October 31, 2017 and January 31, 2017, respectively	6	6
Additional paid-in capital	255,245	232,114
Accumulated other comprehensive loss	(188)	(165)
Accumulated earnings	79,350	29,985
Total stockholders’ equity	334,413	261,940
Total liabilities and stockholders’ equity	$356,117	$279,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Revenue:
Service revenue	$22,962	$18,781	$68,258	$56,610
Custodial revenue	22,105	14,967	62,709	43,557
Interchange revenue	11,722	9,610	38,122	31,389
Total revenue	56,789	43,358	169,089	131,556
Cost of revenue:
Service costs	17,251	12,675	47,824	34,471
Custodial costs	2,784	2,461	8,370	7,211
Interchange costs	3,027	2,331	9,625	7,748
Total cost of revenue	23,062	17,467	65,819	49,430
Gross profit	33,727	25,891	103,270	82,126
Operating expenses:
Sales and marketing	5,892	4,391	15,707	12,764
Technology and development	6,866	6,209	19,905	15,827
General and administrative	6,252	5,166	18,354	15,290
Amortization of acquired intangible assets	1,155	1,083	3,320	3,214
Total operating expenses	20,165	16,849	57,286	47,095
Income from operations	13,562	9,042	45,984	35,031
Other expense:
Other expense, net	(395)	(256)	(523)	(934)
Total other expense	(395)	(256)	(523)	(934)
Income before income taxes	13,167	8,786	45,461	34,097
Income tax provision	2,685	2,778	4,004	11,783
Net income	$10,482	$6,008	$41,457	$22,314
Net income per share:
Basic	$0.17	$0.10	$0.69	$0.38
Diluted	$0.17	$0.10	$0.67	$0.37
Weighted-average number of shares used in computing net income per share:
Basic	60,562	58,938	60,160	58,338
Diluted	61,868	60,073	61,703	59,693
Comprehensive income:
Net income	$10,482	$6,008	$41,457	$22,314
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	7	(23)	(23)	(36)
Comprehensive income	$10,489	$5,985	$41,434	$22,278
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$41,457	$22,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,142	9,543
Amortization of deferred financing costs and other	97	53
Deferred taxes	5,093	(1,880)
Stock-based compensation	10,468	6,399
Changes in operating assets and liabilities:
Accounts receivable	(4,482)	244
Inventories	423	(324)
Other assets	(3,027)	(3,955)
Accounts payable	(425)	(973)
Accrued compensation	(2,219)	(3,117)
Accrued liabilities	2,586	1,666
Other long-term liabilities	770	1,059
Net cash provided by operating activities	61,883	31,029
Cash flows from investing activities:
Purchases of intangible member assets	(15,529)	—
Acquisition of a business	(2,882)	—
Purchases of marketable securities	(343)	(275)
Purchase of property and equipment	(3,382)	(2,705)
Purchase of software and capitalized software development costs	(7,654)	(6,799)
Net cash used in investing activities	(29,790)	(9,779)
Cash flows from financing activities:
Proceeds from exercise of common stock options	12,320	4,546
Tax benefit from exercise of common stock options	—	15,909
Net cash provided by financing activities	12,320	20,455
Increase in cash and cash equivalents	44,413	41,705
Beginning cash and cash equivalents	139,954	83,641
Ending cash and cash equivalents	$184,367	$125,346
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$238	$569
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	501	185
Purchases of intangible member assets accrued at period end	3,429	—
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders.  On July 24, 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets in trust for individual account holders and use discretion to direct investment of such assets held in trust. As a passive and non-passive non-bank custodian according to the Internal Revenue Code ("IRC") 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held in trust at each year-end and 4% of the non-passive custodial funds held in trust at each year-end in order to take on additional custodial assets.
Principles of consolidation—The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC and HealthEquity Retirement Services, LLC (collectively referred to as, the "Company").
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry, such partnership is accounted for using the equity method of accounting. The investment was approximately $206,000 as of October 31, 2017 and is included in other assets on the accompanying condensed consolidated balance sheet.
The Company has a 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. The investment was $500,000 as of October 31, 2017 and is included in other assets on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation—The accompanying condensed consolidated financial statements as of October 31, 2017 and for the three and nine months ended October 31, 2017 and 2016 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2017. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Business combinations—Acquisition-related expenses incurred in conjunction with the acquisition of a business as defined by ASC 805-10 are recognized in earnings in the period in which they are incurred and are included in other expense, net on the consolidated statement of operations. During the three and nine months ended October 31, 2017 the Company incurred expense of $398,000 and $481,000, respectively, for acquisition-related activity.
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
The Company adopted this ASU during the three months ended April 30, 2017.  As required by the standard, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations and comprehensive income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis.  For the three and nine months ended October 31, 2017, the Company recorded excess tax benefits in the amount of $2.1 million and $12.6 million, respectively, within our provision for income taxes in the condensed consolidated statements of operations and comprehensive income. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $8.1 million to our retained earnings as of February 1, 2017.
For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense are classified as operating activities on the condensed consolidated statements of cash flows for the nine months ended October 31, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted. Further, the Company elected to adopt the forfeiture provisions of this ASU, which requires the Company to account for forfeitures as they occur. The adoption of the forfeiture provisions had no material impact on the condensed consolidated financial statements.
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
Recent issued accounting pronouncements—On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption beginning for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Finally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant impact. In July 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from contracts with Customers (Topic 606), Leases (Topic 840), and (Leases (Topic 842), which clarifies the transition periods related to public and private business entities. The foregoing amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The adoption of this guidance is not expected to have a material impact on the Company's revenue. The Company expects to capitalize incremental contract acquisition costs, such as sales commissions included in sales and marketing on the consolidated statement of operations, and amortize these costs over the economic life of the contractual relationship with the member. The Company's current practice is to

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

expense sales commissions when the member is added to the Company's platform. The Company expects the adoption to have a significant impact on its consolidated financial statements. The Company will use the cumulative effect transition method and does not plan to early adopt these pronouncements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. This ASU is effective for fiscal years beginning December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$10,482	$6,008	$41,457	$22,314
Denominator (basic):
Weighted-average common shares outstanding	60,562	58,938	60,160	58,338
Denominator (diluted):
Weighted-average common shares outstanding	60,562	58,938	60,160	58,338
Weighted-average dilutive effect of stock options and restricted stock units	1,306	1,135	1,543	1,355
Diluted weighted-average common shares outstanding	61,868	60,073	61,703	59,693
Net income per share:
Basic	$0.17	$0.10	$0.69	$0.38
Diluted	$0.17	$0.10	$0.67	$0.37
For the three months ended October 31, 2017 and 2016, approximately 834,000 and 702,000 shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2017 and 2016, approximately 729,000 and 1.9 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities as of October 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$184,367	$—	$—	$184,367
Marketable securities:
Mutual funds	41,013	271	(573)	40,711
Total cash, cash equivalents and marketable securities	$225,380	$271	$(573)	$225,078
Cash, cash equivalents and marketable securities as of January 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,954	$—	$—	$139,954
Marketable securities:
Mutual funds	40,670	207	(472)	40,405
Total cash, cash equivalents and marketable securities	$180,624	$207	$(472)	$180,359

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities (continued)

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of October 31, 2017:

(in thousands)	Cost basis	Fair value
One year or less	$25,573	$25,537
Over one year and less than five years	15,440	15,174
Total	$41,013	$40,711
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of October 31, 2017. As of October 31, 2017, marketable securities with an unrealized loss position for more than twelve consecutive months were as follows:

	Less than one-year		Greater than one-year
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses
Mutual funds	$25,537	$(366)	$15,174	$(207)

Note 4. Property and equipment
Property and equipment consisted of the following as of October 31, 2017 and January 31, 2017:

(in thousands)	October 31, 2017	January 31, 2017
Leasehold improvements	$1,449	$860
Furniture and fixtures	4,382	3,129
Computer equipment	8,947	7,194
Property and equipment, gross	14,778	11,183
Accumulated depreciation	(7,989)	(6,013)
Property and equipment, net	$6,789	$5,170
Depreciation expense for the three months ended October 31, 2017 and 2016 was $697,000 and $523,000, respectively, and $2.0 million and $1.4 million for the nine months ended October 31, 2017 and 2016, respectively.
Note 5. Intangible assets and goodwill
During the three months ended July 31, 2017, the Company acquired the right to act as custodian of a portfolio of HSA Members for $6.4 million. The cost, including transaction costs, was allocated to acquired intangible member assets as of October 31, 2017. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Intangible assets and goodwill (continued)

To increase its product offering, during the three months ended July 31, 2017, the Company acquired the assets of BenefitGuard LLC, pursuant to a definitive asset purchase agreement, for a purchase price of $2.9 million cash. BenefitGuard LLC is a 401(k) provider that offers 3(16) plan administrator and 3(21) named fiduciary services for 401(k) employer sponsors. The Company accounted for the acquisition of assets of BenefitGuard LLC as a purchase of a business under ASC 805. The preliminary purchase price allocation resulted in customer relationships, or other intangible assets, of $2.9 million. The Company has determined the other intangible assets to have a useful life of 10 years. The asset will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits will be realized. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated statement of operations for the three and nine months ended October 31, 2017.
During the three months ended October 31, 2017, the Company acquired the rights to be the sole administrator of a portfolio of HSA Members for $3.3 million.
During the three months ended October 31, 2017, the Company acquired the right to act as custodian of a portfolio of HSA Members for $9.3 million, of which $6.0 million cash had been paid as of October 31, 2017. The cost, including transaction costs, was allocated to acquired intangible member assets as of October 31, 2017. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the three months ended October 31, 2017 and 2016, the Company capitalized software development costs of $2.1 million and $2.0 million, respectively, and $6.3 million and $5.7 million for the nine months ended October 31, 2017 and 2016, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2017 and January 31, 2017:

(in thousands)	October 31, 2017	January 31, 2017
Amortized intangible assets:
Capitalized software development costs	$30,212	$23,925
Software	8,490	7,041
Other intangible assets	2,882	—
Acquired intangible member assets	83,940	64,962
Intangible assets, gross	125,524	95,928
Accumulated amortization	(40,074)	(30,908)
Intangible assets, net	$85,450	$65,020
During the three months ended October 31, 2017 and 2016, the Company incurred and expensed a total of $3.0 million and $2.6 million, respectively, and $8.9 million and $6.9 million for the nine months ended October 31, 2017 and 2016, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended October 31, 2017 and 2016 was $3.3 million and $2.9 million, respectively, and $9.2 million and $8.1 million for the nine months ended October 31, 2017 and 2016, respectively.
There were no changes to the goodwill carrying value during the three and nine months ended October 31, 2017 and 2016.

Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, telephony services, data storage facilities, equipment and certain

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 6. Commitments and contingencies (continued)

maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2017 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2017, and did not change materially during the three and nine months ended October 31, 2017, except for the following:
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
Lease expense for office space for the three months ended October 31, 2017 and 2016 was $1.0 million and $1.1 million, respectively, and $3.1 million and $2.3 million for the nine months ended October 31, 2017 and 2016, respectively. Expense for other lease agreements for the three months ended October 31, 2017 and 2016 was $115,000 and $93,000, respectively, and $341,000 and $237,000 for the nine months ended October 31, 2017 and 2016, respectively.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of October 31, 2017.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of October 31, 2017.

Note 8. Income taxes

The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended October 31, 2017, the Company recorded an income tax provision of $2.7 million and for the nine months ended October 31, 2017 an income tax provision of $4.0 million. The resulting effective income tax rate was 20.4% and 8.8% for the three and nine months ended October 31, 2017, compared with an effective income tax rate of 31.6% and 34.6% for the three and nine months ended October 31, 2016. For

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Income taxes (continued)

the three and nine months ended October 31, 2017, the net impact of discrete tax items caused a 16.4 and 27.3 percentage point decrease to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For the three and nine months ended October 31, 2016, the net impact of discrete tax items caused a 4.6% and 1.2% decrease to the effective tax rate primarily due to the recognition of research and development tax credits. The decrease in the effective income tax rate from the same period last year is primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income during the three and nine months ended October 31, 2017, pursuant to the adoption of ASU 2016-09.
As of October 31, 2017 and January 31, 2017, the Company’s total gross unrecognized tax benefit was $789,000 and $674,000, respectively. As a result of ASU No. 2013-11, certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of October 31, 2017 and January 31, 2017. If recognized, $670,000 of the total gross unrecognized tax benefits would affect the Company's effective income tax rate as of October 31, 2017.
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

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$720	$462	$1,903	$1,258
Sales and marketing	561	364	1,403	930
Technology and development	831	487	2,365	1,290
General and administrative	1,553	755	4,797	2,921
Total stock-based compensation expense	$3,665	$2,068	$10,468	$6,399

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
Stock option activity under the Company's equity incentive plans is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2017	4,716	$0.10 - 44.53	$18.36	7.60	$131,529
Granted	420	$41.28 - 51.44	$42.72
Exercised	(1,105)	$0.10 - 46.40	$11.23
Forfeited	(145)	$3.50 - 46.40	$32.64
Outstanding as of October 31, 2017	3,886	$0.10 - 51.44	$22.49	7.52	$107,808
Vested and expected to vest as of October 31, 2017	3,886		$22.49	7.52	$107,808
Exercisable as of October 31, 2017	1,168		$14.42	6.57	$41,797
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	37.79%	38.15%	37.79% - 38.01%	38.15% - 38.37%
Risk-free interest rate	1.18%	1.18% - 1.27%	1.18% - 2.07%	1.18% - 1.55%
Expected life of options	4.5 years	4.50 - 6.25 years	4.50 - 6.25 years	4.50 - 6.25 years
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

As of October 31, 2017, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.9 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $20.2 million.
Restricted stock units
The Company grants restricted stock units ("RSUs") to certain team members, officers, and directors under the 2014 Equity Incentive Plan. RSUs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. Performance-based RSUs ("PRSUs") vest upon the achievement of certain financial criteria and cliff vest on January 31, 2020.
RSUs are valued based on the current value of the Company's closing stock price on the date of grant and stock-based compensation expense is recognized over the requisite service period. Stock-based compensation expense for PRSUs is recognized over the requisite service period based on the probable outcome of the achievement of the performance criteria.
A summary of the RSU activity is as follows:

(in thousands, except weight-average grant date fair value)	RSUs and PRSUs	Weighted-average grant date fair value
Outstanding as of January 31, 2017	10	$26.93
Granted	435	43.78
Vested	(9)	43.34
Forfeitures	(10)	45.75
Outstanding as of October 31, 2017	426	$43.33

Stock-based compensation expense related to RSUs, including PRSUs, for the three and nine months ended October 31, 2017 was $1.4 million and $3.6 million, respectively. Total unrecorded stock-based compensation expense as of October 31, 2017 associated with RSUs was $15.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair value

	October 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,711	$—	$—

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,405	$—	$—

The carrying value of financial instruments including cash and cash equivalents and certain non-trade receivables approximate fair values as of October 31, 2017 due to the short-term nature of these instruments. The Company has classified cash and cash equivalents as Level 1 and certain non-trade receivables as Level 2 in the fair value hierarchy.

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
HSA members
The following table sets forth our HSA Members as of the periods indicated:

	October 31, 2017	October 31, 2016	% Change	January 31, 2017
HSA Members	3,012,968	2,378,353	27%	2,746,132
Average HSA Members - Year-to-date	2,872,744	2,278,994	26%	2,339,091
Average HSA Members - Quarter-to-date	2,977,367	2,354,227	26%	2,519,382
HSA Members with investments	98,257	58,226	69%	65,906
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.

The number of our HSA Members increased by approximately 635,000, or 27%, from October 31, 2016 to October 31, 2017, primarily driven by the addition of new Network Partners and further penetration into existing Network Partners, and the acquisition of the rights to be custodian of a portfolio of First Interstate Bank and Bank of the Cascades consisting of approximately 14,000 HSA Members, collectively. The number of our HSA Members increased by approximately 776,000, or 48%, from October 31, 2015 to October 31, 2016 primarily due to the addition of new Network Partners and further penetration into existing Network Partners, and the acquisition of the rights to be custodian of the portfolios of The Bancorp Bank and M&T Bank consisting of 160,000 and 35,000 HSA Members, respectively.
During the three months ended October 31, 2017, the Company acquired the rights to be custodian of a portfolio of Alliant Credit Union, of which no HSA Members have transitioned to our platform as of October 31, 2017, and are not included in total HSA Members as of October 31, 2017.
Custodial assets
The following table sets forth our custodial assets as of the periods indicated:

(in thousands, except percentages)	October 31, 2017	October 31, 2016	% Change	January 31, 2017
Custodial cash	$4,592,658	$3,713,290	24%	$4,380,487
Custodial investments	987,050	570,553	73%	658,580
Total custodial assets	$5,579,708	$4,283,843	30%	$5,039,067
Average daily custodial cash - Year-to-date	$4,469,641	$3,596,571	24%	$3,661,058
Average daily custodial cash - Quarter-to-date	$4,550,327	$3,669,480	24%	$3,854,518
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
Our total custodial assets increased by $1.3 billion, or 30%, from October 31, 2016 to October 31, 2017, primarily driven by additional custodial assets from our existing HSA Members and new custodial assets from our new HSA Members, and the acquisition of the rights to be custodian of a portfolio of First Interstate Bank and Bank of the Cascades consisting of approximately $55.0 million of custodial assets. Our total custodial assets increased by $1.6 billion, or 59%, from October 31, 2015 to October 31, 2016. The increase in total custodial assets in these periods was driven by additional custodial assets from our existing HSA Members and new custodial assets from new HSA Members, and the acquisition of the rights to be custodian of the portfolios of The Bancorp Bank and M&T Bank consisting of $390.0 million and $63.0 million custodial assets, respectively.
During the three months ended October 31, 2017, the Company acquired the rights to be custodian of a portfolio of Alliant Credit Union, of which no custodial assets have transitioned to our platform as of October 31, 2017, and are not included in total custodial assets as of October 31, 2017.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2017	2016	2017	2016
Net income	$10,482	$6,008	$41,457	$22,314
Interest income	(185)	(137)	(521)	(385)
Interest expense	69	69	205	206
Income tax provision	2,685	2,778	4,004	11,783
Depreciation and amortization	2,851	2,335	7,822	6,329
Amortization of acquired intangible assets	1,155	1,083	3,320	3,214
Stock-based compensation expense	3,665	2,068	10,468	6,399
Other (1)	511	323	839	1,113
Adjusted EBITDA	$21,233	$14,527	$67,594	$50,973

(1)
For the three months ended October 31, 2017 and 2016, Other consisted of non-income-based taxes of $113 and $86, acquisition-related costs of $398 and $10, and other costs of $0 and $237, respectively. For the nine months ended October 31, 2017 and 2016, Other consisted of non-income-based taxes of $303 and $260, acquisition-related costs of $482 and $595, and other costs of $54 and $258, respectively.

The following table sets forth our Adjusted EBITDA:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Adjusted EBITDA	$21,233	$14,527	$6,706	46%	$67,594	$50,973	$16,621	33%
As a percentage of revenue	37%	34%			40%	39%
Our Adjusted EBITDA increased by $6.7 million, or 46%, from $14.5 million for the three months ended October 31, 2016 to $21.2 million for the three months ended October 31, 2017. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $4.5 million, or 50%, increase in income from operations.
Our Adjusted EBITDA increased by $16.6 million, or 33%, from $51.0 million for the nine months ended October 31, 2016 to $67.6 million for the nine months ended October 31, 2017. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $11.0 million, or 31%, increase in income from operations.
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
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results from our acquisition of HSA portfolios. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate these assets for impairment at least each year, or at a triggering event. Our amortization of acquired intangible assets will increase going forward due to the HSA portfolios acquisition which occurred during the three and nine months ended October 31, 2017.
Other expense, net
Other expense primarily consists of interest expense associated with our credit agreement, non-income-based taxes and acquisition-related expenses, offset by interest income on corporate cash and marketable securities.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of October 31, 2017, we have recorded a net deferred tax asset. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of October 31, 2017.

Comparison of the three and nine months ended October 31, 2017 and 2016
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service revenue	$22,962	$18,781	$4,181	22%	$68,258	$56,610	$11,648	21%
Custodial revenue	22,105	14,967	7,138	48%	62,709	43,557	19,152	44%
Interchange revenue	11,722	9,610	2,112	22%	38,122	31,389	6,733	21%
Total revenue	$56,789	$43,358	$13,431	31%	$169,089	$131,556	$37,533	29%
Service revenue
The $4.2 million increase in service revenue from the three months ended October 31, 2016 to the three months ended October 31, 2017 was primarily due to an increase in the number of our HSA Members.The $11.6 million increase in service revenue from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was also primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 635,000, or 27%, from October 31, 2016 to October 31, 2017. The growth in the number of our HSA Members was due to growth from our new and existing Network Partners and acquisition of the First Interstate Bank and Bank of the Cascades HSA portfolio.
Service revenue per HSA Member decreased by approximately 3% and 4% from the three and nine months ended October 31, 2016 to the three and nine months ended October 31, 2017. Our service fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease.

Custodial revenue
The $7.1 million increase in custodial revenue from the three months ended October 31, 2016 to the three months ended October 31, 2017 was primarily due to an increase in average daily cash custodial assets of $880.8 million, or 24%, and an increase in the yield on average cash custodial assets from 1.57% for the three months ended October 31, 2016 to 1.85% for the three months ended October 31, 2017 primarily due to our entry into new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder.
The $19.2 million increase in custodial revenue from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was primarily due to an increase in average daily cash custodial assets of $873.1 million, or 24%, and an increase in the yield on average cash custodial assets from 1.57% for the nine months ended October 31, 2016 to 1.80% for the nine months ended October 31, 2017.
Custodial revenue per HSA Member increased by approximately 17% and 14% from the three and nine months ended October 31, 2016 to the three and nine months ended October 31, 2017, respectively, primarily due to the increase in average daily cash custodial assets balances.
Interchange revenue
The $2.1 million increase in interchange revenue from the three months ended October 31, 2016 to the three months ended October 31, 2017 was due to an overall increase in the number of our HSA Members and payment activity.
The $6.7 million increase in interchange revenue from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was primarily due to an overall increase in the number of our HSA Members and payment activity.
Interchange revenue per HSA Member decreased by approximately 4% from the three and nine months ended October 31, 2016 to the three and nine months ended October 31, 2017, primarily due the a decrease in payment activity per HSA Member.
Total revenue
Total revenue per HSA Member increased by 4% and 2% from the three and nine months ended October 31, 2016 to the three and nine months ended October 31, 2017, respectively, due to the increase in custodial revenue per HSA Member, offset by the decreases in service revenue and interchange per HSA Member.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service costs	$17,251	$12,675	$4,576	36%	$47,824	$34,471	$13,353	39%
Custodial costs	2,784	2,461	323	13%	8,370	7,211	1,159	16%
Interchange costs	3,027	2,331	696	30%	9,625	7,748	1,877	24%
Total cost of revenue	$23,062	$17,467	$5,595	32%	$65,819	$49,430	$16,389	33%
Service costs
The $4.6 million increase in service costs from the three months ended October 31, 2016 to the three months ended October 31, 2017 was due to the higher volume of total accounts being serviced. The $4.6 million increase includes increases of $2.6 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $1.3 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation expense of $258,000, information and technology expenses of $360,000, and other expenses of $127,000. Service costs per HSA Member increased by 8% from the three months ended October 31, 2016 to the three months ended October 31, 2017 due to incremental expenses associated to fraud prevention measures.
The $13.4 million increase in service costs from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was due to the higher volume of total accounts being serviced. The $13.4 million increase includes increases of $7.4 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $3.6 million related to account and card activation as well as monthly processing of statements and other communications, information and technology expenses of $772,000, stock compensation expense of $645,000, and other expenses of $1.1 million. Service costs per HSA Member increased by 10% from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 due to incremental expenses associated to fraud prevention measures.
Custodial costs
The $323,000 increase in custodial costs from the three months ended October 31, 2016 to the three months ended October 31, 2017 was due to an increase in average daily cash custodial assets which increased from $3.7 billion for the three months ended October 31, 2016 to $4.6 billion for the three months ended October 31, 2017. Our custodial costs on average cash custodial assets decreased from 0.27% for the three months ended October 31, 2016 to 0.24% for the three months ended October 31, 2017.
The $1.2 million increase in custodial costs from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was due to an increase in average daily cash custodial assets which increased from $3.6 billion for the nine months ended October 31, 2016 to $4.5 billion for the nine months ended October 31, 2017. Our custodial costs on average cash custodial assets decreased from 0.27% for the nine months ended October 31, 2016 to 0.25% for the nine months ended October 31, 2017.
Interchange costs
The $696,000 and $1.9 million increase in interchange costs for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2017 was due to an overall increase in payment activity, which is attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$5,892	$4,391	$1,501	34%	$15,707	$12,764	$2,943	23%
Technology and development	6,866	6,209	657	11%	19,905	15,827	4,078	26%
General and administrative	6,252	5,166	1,086	21%	18,354	15,290	3,064	20%
Amortization of acquired intangible assets	1,155	1,083	72	7%	3,320	3,214	106	3%
Total operating expenses	$20,165	$16,849	$3,316	20%	$57,286	$47,095	$10,191	22%
Sales and marketing
The $1.5 million increase in sales and marketing expense from the three months ended October 31, 2016 to the three months ended October 31, 2017 was due to increased staffing and sales commissions of $808,000, stock compensation expense of $197,000, and increases in other expenses of $495,000.
The $2.9 million increase in sales and marketing expense from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was due to increased staffing and sales commissions of $1.9 million, stock compensation expense of $472,000, and increases in other expenses of $534,000.
We will continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expense to increase in future periods.
Technology and development
The $657,000 increase in technology and development expense from the three months ended October 31, 2016 to the three months ended October 31, 2017 was due to personnel related expense of $1.1 million, increases in amortization and depreciation of $348,000, and stock compensation of $343,000, which were partially offset by decreases in information and technology expenses, professional fees and other expenses of $1.1 million.

The $4.1 million increase in technology and development expense from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was due to personnel related expense of $3.5 million, increases in amortization and depreciation of $1.3 million, and stock compensation of $1.1 million, which were partially offset by an increase in capitalized engineering of $600,000 and decreases in information and technology expenses, professional fees and other expenses of $1.1 million.
We will continue to invest in our proprietary technology platform. The timing of development and enhancement projects, including whether they are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.
General and administrative
The $1.1 million increase in general and administrative expense from the three months ended October 31, 2016 to the three months ended October 31, 2017 was due to increased personnel related expense of $730,000, stock compensation of $797,000, other expenses of $276,000, which were offset by decreases in professional fees of $718,000.
The $3.1 million increase in general and administrative expense from the nine months ended October 31, 2016 to the nine months ended October 31, 2017 was due to increased personnel related expense of $2.3 million, stock compensation of $1.9 million, other expenses of $625,000, which were offset by decreases in professional fees of $1.8 million.
As we continue to grow, we expect our general and administrative expense to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and the regulatory and compliance requirements of a public company.
Amortization of acquired intangible assets
The amortization of acquired intangible assets remained relatively unchanged for the three and nine months ended October 31, 2017 compared to the three and nine months ended October 31, 2016.
Other expense, net
The change in other expense, net from the three and nine months ended October 31, 2016 to the three and nine months ended October 31, 2017, was due to the timing of ongoing acquisition-related activity costs, non-income-based taxes, interest income and interest expense.
Income tax provision
Income tax provision for the three and nine months ended October 31, 2017 was $2.7 million and $4.0 million, compared to $2.8 million and $11.8 million for the three and nine months ended October 31, 2016. The decrease in income tax provision for the three and nine months ended October 31, 2017 compared to the three and nine months ended October 31, 2016 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with excess tax benefits on stock-based compensation expense recognized in the provision for income taxes on the condensed consolidated statements of income during the three and nine months ended October 31, 2017, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Our effective income tax rate for the three and nine months ended October 31, 2017 was 20.4% and 8.8%, compared to 31.6% and 34.6% for the three and nine months ended October 31, 2016. The 11.2 and 25.8 percentage point decrease for the three and nine months ended October 31, 2017 compared to the three and nine months ended October 31, 2016 was primarily due to the change in treatment of excess tax benefits related to stock-based compensation expense pursuant to ASU 2016-09.
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

Liquidity and capital resources
Cash and marketable securities overview
As of October 31, 2017, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of October 31, 2017 and January 31, 2017, cash, cash equivalents and marketable securities were $225.1 million and $180.4 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of October 31, 2017. We were in compliance with all covenants as of October 31, 2017.
Use of cash
Capital expenditures for the nine months ended October 31, 2017 and 2016 were $11.0 million and $9.5 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2018 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for new office space adjacent to our headquarters in Draper, Utah, which we began occupying in August 2016.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$61,883	$31,029
Net cash used in investing activities	(29,790)	(9,779)
Net cash provided by financing activities	12,320	20,455
Increase (decrease) in cash and cash equivalents	44,413	41,705
Beginning cash and cash equivalents	139,954	83,641
Ending cash and cash equivalents	$184,367	$125,346

Cash flows provided by operating activities. Net cash provided by operating activities during the nine months ended October 31, 2017 resulted primarily from our net income of $41.5 million being adjusted for the following non-cash items: depreciation and amortization of $11.1 million, stock-based compensation of $10.5 million, a change in deferred taxes of $5.1 million impacted by the adoption of ASU 2016-09 and utilization of deferred tax benefits and changes in inventories, accrued liabilities, other long-term liabilities and amortization of deferred financing costs and other totaling $3.9 million. These items were offset by a decrease in accrued compensation of $2.2 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $4.5 million, an increase in other assets of $3.0 million, and a decrease in accounts payable of $425,000.
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
Cash flows used in investing activities. Net cash used in investing activities for the nine months ended October 31, 2017 was primarily the result of purchases of intangible member assets of $15.5 million and purchases of other intangible assets of $2.9 million. In addition, we continue to develop our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the nine months ended October 31, 2017 were $7.7 million. This compares to purchases of software and capitalized software development costs of $6.8 million for the nine months ended October 31, 2016. Our purchases of property and equipment increased from $2.7 million for the nine months ended October 31, 2016 to $3.4 million for the nine months ended October 31, 2017, the increase was as a result of our new facilities at our company headquarters.
Cash flows provided by financing activities. Cash flow provided by financing activities during the nine months ended October 31, 2017 resulted primarily from the proceeds associated with the exercise of stock options of $12.3 million. ASU 2016-09 was adopted during the nine months ended October 31, 2017. This ASU requires cash flows related to excess tax benefits to no longer be separately classified as a financing activity but should be classified as operating activity.
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
Off-balance sheet arrangements
During the three months ended October 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2017. Other than the adoption of ASU 2016-09 described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2017, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2017.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Concentration of market risk
We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2017, and 2016, no one customer accounted for greater than 10% of our total revenue.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of October 31, 2017 were $225.1 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of October 31, 2017 was $21.5 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable.
Interest rate risk
Custodial assets
As of October 31, 2017, we had custodial cash assets of approximately $4.6 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2017, we had unrestricted cash and cash equivalents of $184.4 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

As of October 31, 2017, we had marketable securities of $40.7 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as “available-for-sale,” no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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

During the nine months ended October 31, 2017, the Company used funds received from the offerings to acquire the rights to be custodian of two HSA portfolios for approximately $6.4 million and $9.3 million in cash, respectively, and the assets of BenefitGuard LLC, a 401(k) provider that offers 3(16) plan administrator and 3(21) named fiduciary services for 401(k) employer sponsors, for approximately $2.9 million.
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

HEALTHEQUITY, INC.
Date: December 7, 2017	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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