Form 10-K
period 2018-01-31
HEALTHEQUITY INC
filed 2018-03-28
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2017, based on the closing price of $45.87 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $2.3 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2017, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2017 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2017. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2018, there were 60,952,042 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2018 annual meeting of shareholders (the "2018 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HealthEquity, Inc. and subsidiaries
Form 10-K annual report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties, including in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our markets and market position, future operations, expenses and other results of operations, margins, profitability, tax rates, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to be correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, risks related to the following:

•	our ability to compete effectively in a rapidly evolving healthcare industry;

•	our dependence on the continued availability and benefits of tax-advantaged health savings accounts;

•	the significant competition we face and may face in the future, including from those with greater resources than us;

•	cybersecurity breaches of our platform and other data interruptions, including resulting costs and liabilities, reputational damage and loss of business;

•	the current uncertain healthcare environment, including changes in healthcare programs and expenditures and related regulations;

•	our ability to comply with current and future privacy, healthcare, tax, investment advisor and other laws applicable to our business;

•	our reliance on partners and third party vendors for distribution and important services;

•	our ability to successfully identify, acquire and integrate additional portfolio purchases or acquisition targets;

•	our ability to develop and implement updated features for our platform and successfully manage our growth;

•	our ability to protect our brand and other intellectual property rights;

•	our reliance on our management team and key team members; and

•	other risks and factors listed under “Risk factors” and elsewhere in this report.

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in the high growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Our platform provides an ecosystem where consumers can access their tax-advantaged healthcare savings, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit and clinical information, earn wellness incentives, and make educated investment choices to grow their tax-advantaged healthcare savings. We can integrate with any health plan or banking institution to be the independent and trusted partner that enables consumers as they seek to manage, save and spend their healthcare dollars. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of the approximately 190 million under-age 65 consumers with private health insurance in the United States to use a platform such as ours.
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long term for healthcare on a tax-advantaged basis. We refer to the HSAs for which we serve as custodian as our HSA Members. As of January 31, 2018, we were the integrated HSA platform for 124 health plan and administrator partners and for employees at more than 40,000 employer clients. Our customers include individuals, employers of all sizes, health plans, and administrators. We refer to our individual customers as our members, our health plan and administrator customers as our Health Plan and Administrator Partners and our employer clients as our Employer Partners. Our Health Plan and Administrator Partners and Employer Partners collectively constitute our Network Partners. As of January 31, 2018, we had over 3.4 million HSAs on our platform. Management estimates that this represents over 7.5 million lives. During the years ended January 31, 2018, 2017 and 2016, we added approximately 723,000, 703,000 and 751,000 new HSA Members, representing approximately 1.6 million, 1.5 million and 1.7 million lives, respectively.
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
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year. We earn monthly service revenue primarily through contracts with our Network Partners and our custodial agreements with individual members. We earn custodial revenue primarily from our custodial cash assets that are deposited with our FDIC-insured custodial depository bank partners or invested in an annuity contract with our insurance company partner. In addition, we earn recordkeeping fees in respect of assets held with our investments partner and we earn fees for investment advisory services through our registered investment advisor subsidiary. We also earn interchange revenue, which is primarily interchange fees charged to merchants on payments made with our cards via payment networks. Monthly service revenue, custodial revenue, and interchange revenue are recurring in nature, providing strong visibility into our future business.

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
Health savings accounts. The Medicare Modernization Act of 2003 created HSAs, a tax-exempt trust or custodial account managed by a custodian that is a bank, an insurance company, or a non-bank custodian specifically authorized by the Internal Revenue Service, or IRS, as meeting certain ownership, capitalization, expertise and governance requirements. We are an IRS approved non-bank custodian of our members' HSAs, designated to serve as both a passive and non-passive non-bank custodian of HSAs.
To be eligible to contribute to an HSA, an individual must be covered under a high deductible healthcare plan, or HDHP, have no additional health coverage, not be enrolled in Medicare, and not be claimed as a dependent on someone else’s tax return. HSAs have several tax-advantaged benefits, which we call the "triple tax savings": (1) individuals can claim a tax deduction for contributions they make to their HSAs, and contributions that their employers make to their HSAs may be excluded from their gross income for purposes of federal and most state income and employment tax; (2) the interest or earnings on the assets in the account, including reinvestment, accumulate without being subject to tax; and (3) distributions may be tax free if they are used to pay qualified medical expenses. There is no requirement to provide receipts to us to substantiate HSA distributions to members, whether made through our payment card or directly from our online platform. Additionally, taxable distributions other than for qualified medical expenses are permitted without penalty (although subject to income tax) after age 65. Balances remain in the account until used, i.e., there is no “use or lose” requirement. An HSA is owned by the account holder; it remains the account holder’s property upon a change of employment, health plan or retirement.
Investment platform and advisory services. We offer a mutual fund investment platform and an online-only automated investment advisory service to all of our members whose account balances exceed a stated threshold. These services are entirely elective to the member. The advisory service is delivered through a web-based tool, AdvisorTM, which is offered and managed by HealthEquity Advisors, LLC, our SEC-registered investment adviser subsidiary. HealthEquity Advisors, LLC provides investment advice to its clients exclusively through the AdvisorTM tool on an interactive website. Members who utilize our mutual fund investment platform or subscribe for AdvisorTM services pay asset-based fees, which include the cost of the advisory service and all trading commissions and other expenses associated with transactions made through these online tools.
AdvisorTM provides investment education guidance and management, including maintaining HSA cash (liquidity) in amounts directed by the member, targeting risk appropriate portfolio diversification, and mutual fund selection.
We offer three levels of service to investors:

•
Self-driven: For members who do not subscribe for AdvisorTM, we provide a mutual fund investment platform to invest HSA balances. Neither we nor AdvisorTM provides advice to members in respect of investments among funds on the platform;

•	GPS: AdvisorTM provides guidance and advice, but the member makes the final investment decisions and implements portfolio allocation and investment advice through the HealthEquity platform; and

•	Auto-pilot: AdvisorTM manages the account and implements portfolio allocation and investment advice automatically for the member.
Regardless of the level of service selected, members are responsible for their proportionate share of fees and expenses payable by the underlying mutual funds and other investment vehicles in which they invest.
Reimbursement arrangements. Reimbursement arrangements, or RAs, include health reimbursement arrangements, or HRAs, and flexible spending arrangements, or FSAs. An RA may be administered by any third-

party administration, or TPA, firm. Most HSA custodians are not TPAs, and most TPAs are not HSA custodians. We are among only a few firms that are able to administer HSAs and RAs on the same technology platform.
RAs are employer sponsored accounts that employees can use to reimburse qualified medical or dependent care expenses. Before payment can be made, expenses must be substantiated using electronic claims from a health plan, data gleaned from operation of our payment card where permitted, or submission of receipts or other documentation by the employee. Like HSAs, amounts allocated to RAs and reimbursements from RAs may be excluded from employees’ gross income for federal and most state income and employment tax purposes. RAs are not portable, however; any value remaining upon termination of employment is forfeited (subject to COBRA). In addition, FSAs are subject to “use or lose” restrictions that limit to $500 the amount that may be rolled over from year to year. As of January 31, 2018, we had approximately 559,000 RAs on our platform.
HealthEquity retirement. Through our subsidiary HealthEquity Retirement Services, LLC, we offer ERISA plan administration and investment services (with partnered advisors and record keepers) that can help reduce the cost, risk, and work of managing a 401(k) or similar retirement plan. In addition to these plan services, we are able to connect third party retirement solutions to our HSA platform, allowing users to manage their HSA and 401(k) balances from a single convenient dashboard, with a common set of investment options to enhance financial literacy and help optimize health and wealth savings.
Our technology
Our proprietary technology is deployed as a cloud-based solution that is accessible to customers through the web and mobile devices. We utilize a multi-tenant architecture that allows changes made for one Network Partner to be extended to all others. This architecture provides operating leverage by reducing costs and improving efficiencies, enabling us to maximize the utilization of our infrastructure capacity with a reduction in required maintenance. We are continually improving and devoting resources to our technology. During the years ended January 31, 2018, 2017, and 2016, we capitalized software development costs of $8.1 million, $7.7 million and $5.6 million, respectively. In addition, we incurred $12.2 million, $10.0 million and $7.6 million, respectively, in software development costs primarily related to the post-implementation and operation stages of our proprietary software.
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
Our competitive landscape
We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, insurance companies and non-bank trustees approved by the IRS as meeting certain ownership, capitalization, expertise and governance requirements. Our indirect competitors are benefits administration and payment technology and service providers that work with other HSA custodians to market to health plans and/or employers.
We believe that the primary competitive factors in the market for technology platforms that empower healthcare consumers are: integration with the broader healthcare system; level of consumer education and support; breadth of product offering; flexibility of technology to meet partner requirements; brand strength and reputation; and price. We believe that many of our large financial competitors may view their HSA businesses as non-core and have historically under-invested in developing these businesses. Many of our competitors have not incorporated personal health information into their offerings, as this would require significant upfront investment in technology, training, and segregation of business operations from other bank or custodial operations, as well as integration with data sources such as health plans and pharmacy benefits managers. We believe competitors within the technology, payments or benefits administration service provider sector are limited from expanding their presence in this area due to regulatory requirements for capital adequacy and demonstrated expertise in custodial operations. However, we experience significant competition from banks, insurance companies, and other financial institutions that have greater resources than us, and the intensity of competition may increase over time.

Our competitive strengths
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our platform is aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Leadership and first-mover advantage. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation and differentiated capabilities. Our leadership position is evidenced by the tripling of our market share (measured by custodial assets), from 4% in December 2010 to 13% in December 2017, as noted by the 2017 Devenir HSA Research Report, which indicates we are the third largest HSA custodian by market share.
Complete solution for managing consumer healthcare saving and spending. Our members utilize our platform in a number of ways and in varying frequencies. For example, our members utilize our platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras. During the year ended January 31, 2018, our platform experienced 36.3 million logons and, on average, every month 22% of our members signed into our platform.
Proprietary and integrated technology platform. We have a proprietary cloud-based technology platform, developed and refined during more than a decade of operations, which we believe is highly differentiated in the marketplace for a number of key reasons:

•
Purpose-built technology:    Our platform was designed specifically to serve the needs of healthcare consumers, health plans and employers. We believe it provides greater functionality and flexibility than the technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with a platform that encompasses all of the core functionality of healthcare saving and spending in a single secure and compliant system, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, HSA trust administration, online investment advice and sophisticated analytics.

•
Data integration:    Our technology platform allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight and individually tailored strategies into the consumer experience. We currently have more than 2,680 distinct integrations with health plans, pharmacy benefit managers, employers and other benefits provider systems. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules and security protocols that are difficult or expensive to change.

•
Configurability:    Our flexible technology platform enables us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can readily configure more than 250 product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees and mutual fund investment choices. We currently have more than 1,500 unique partner configurations of our offerings in use.

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

•
Technology:    Our technology helps us to deliver on our commitment to DEEP Purple. We tailor the content of our platform and the guidance of our experts to be timely, personal and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platform or call us. We employ individuals, which we refer to as Member Education Specialists, who provide real-time assistance to our members via telephone.

We believe our DEEP Purple culture drives our success. Our commitment to DEEP Purple has been rewarded with consumer loyalty scores that far exceed those of most banks and traditional health insurers.
Large and diversified channel access. We believe our differentiated distribution platform provides a competitive advantage by efficiently enabling us to reach a growing consumer market. Our platform is built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we rely on our Network Partners to reach consumers instead of marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA Members.
We work directly with our Network Partners to reach the consumer in various ways. Our Health Plan and Administrator Partners collectively employ thousands of sales representatives and account managers who promote both the Health Plan and Administrators Partner’s health insurance products, such as HDHPs, and our HSAs. Our Employer Partners collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams and the human resource professionals of our Network Partners on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This constitutes our B2B2C channel strategy.
Scalable operating model. We believe that our technology is scalable because our products and services are accessed primarily through our technology platform, which is cloud based. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to earn high-margin revenue from existing HSA Members grows over time because our HSA Members’ balances typically grow, increasing custodial revenue without significant incremental cost to us.
Strong customer retention rates. Retention of our HSA Members has been consistent over time. Retention rates for the years ended January 31, 2018, 2017 and 2016 were 97.6%, 95.5% and 97.4%, respectively. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and may result in closure fees. We believe that our retention rates are also high due to our technology platform’s integration with the broader healthcare system used by our HSA members and our focus on the consumer experience.
Selectively pursue strategic acquisitions. We have a successful history of acquiring HSA portfolios and businesses that strengthen our platform. We expect to continue this growth strategy and regularly evaluate opportunities. During the year ended January 31, 2018, we acquired two HSA portfolios. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
Government regulation
Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations.
IRS regulations
We are subject to applicable IRS regulations, which lay the foundation for tax savings and eligible expenses under the HSAs, HRAs and FSAs we administer. The IRS issues guidance regarding these regulations regularly. In addition, we are subject to conflict of interest and other prohibited transaction rules that are enforced through excise taxes under the Internal Revenue Code. Although the excise taxes are enforced by the IRS, the underlying rules are promulgated by the Department of Labor.
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders.  In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each calendar year-end and 4% of the non-passive custodial funds held at each calendar year-end in order to take on additional custodial assets. As of December 31, 2017, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.

Privacy and data security regulations
In the provision of HSA custodial services and directed TPA services for RAs, we are subject to the Financial Services Modernization Act of 1999 (Gramm-Leach-Bliley Act or GLBA), the Health Insurance Portability and Accountability Act of 1996 (HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act), and similar state laws.
GLBA imposes financial privacy and security requirements on financial institutions that relate to the collection, storage, use, and disclosure of an account holder’s nonpublic personal information. Nonpublic personal information includes information that is collected or generated in the course of offering a financial product or service. For example, nonpublic personal information includes information submitted by a prospective account holder in an application, an account holder’s name and contact information, and transaction information. Because part of our business is the administration of financial products such as HSAs, we are required under the Consumer Financial Protection Bureau’s financial privacy rule under GLBA to send a notice of privacy practices to account holders and to comply with restrictions on the disclosure of nonpublic personal information to non-affiliated third parties. We are also required under GLBA to establish reasonable administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of nonpublic personal information pursuant to the Federal Trade Commission’s safeguards rule. Violations of GLBA can result in civil and criminal penalties.
HIPAA covered entities and their business associates are required to adhere to HIPAA privacy and security standards. Covered entities include most healthcare providers, health plans, and healthcare clearinghouses. Because we perform services (such as RA services) for covered entities that include processing protected health information, we are a business associate and subject to HIPAA. The two rules that most significantly affect our business are: (i) the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule; and (ii) the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule. The Privacy Rule restricts the use and disclosure of protected health information, and requires us to safeguard that information and provide certain rights to individuals with respect to that information. The Security Rule establishes requirements for safeguarding protected health information transmitted or stored electronically. Both civil and criminal penalties apply for violating HIPAA, which may be enforced by both the Department of Health and Human Services’ Office for Civil Rights and state attorneys general. Violations of HIPAA may also subject us to contractual remedies under the terms of agreements with covered entities.
States also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information, and we strive to adhere to all such applicable laws.
ERISA
Our private-sector clients’ FSAs, HRAs, and 401(k) and other account-based retirement plans are covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, which governs “employee benefits plans.” Title I of ERISA does not generally apply to HSAs. ERISA generally imposes extensive reporting requirements on employers, as well as an obligation to provide various disclosures to covered employees and beneficiaries; and employers and third-party administrators that have authority or discretion over management, administration, or investment of plan assets are subject to fiduciary responsibility under ERISA. ERISA's requirements affect our RA and 401(k) businesses, including HealthEquity Retirement Services, LLC. The Department of Labor can bring enforcement actions or assess penalties against employers, investment advisers, administrators, and other service providers for failing to comply with ERISA’s requirements. Participants and beneficiaries may also file lawsuits against employers, investment advisers, administrators, and other service providers under ERISA.
Department of Labor
The Department of Labor, or the DOL, regulates plans that are subject to ERISA, including health FSAs, HRAs, and 401(k) and other retirement plans. The DOL also issues guidance related to fiduciary responsibility and prohibited transactions under ERISA and the Internal Revenue Code that affect administration of HSAs (as well as health FSAs, HRAs, and retirement plans).
The DOL issues regulations, technical releases and other guidance that apply to employee benefit plans and tax-favored savings arrangements (including HSAs) generally. In addition, in response to a request by an individual or an organization, the DOL’s Employee Benefits Security Administration may issue an advisory opinion that interprets and applies ERISA and/or corresponding prohibited transaction rules under the Internal Revenue Code to a specific situation, including issues related to consumer-centric healthcare accounts and retirement plans.
In April 2016, the DOL issued a new regulation that expanded the types of conduct and communication that are treated as fiduciary investment advice, resulting in increased responsibility for service providers to retirement accounts and HSAs.  The rule became effective in June 2017, subject to a transition period and delayed applicability of certain elements of the rule until July 1, 2019. The DOL is currently studying the regulation’s impacts and considering whether to make changes. We have updated certain procedures to comply with the rule. However, in March 2018, the rule was vacated by the Fifth Circuit Court of Appeals, and accordingly its future is uncertain.
Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare benefits through the Affordable Care Act. The legislation amended various provisions in many federal laws, including the Internal Revenue Code and ERISA. The reforms included new excise taxes that incentivize employers to provide health benefits (including HSA-compatible benefits) to all full-time employees and new coverage mandates for health plans. The new rules directly affect health FSAs and HRAs and have an indirect effect on HSAs. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration.
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
Geographic areas
Our sole geographic market is the U.S.
Employees
We refer to our employees as our team members. As of January 31, 2018, we had 1,027 team members, including 717 in service delivery, 143 in technology and development and 167 in sales, general and administrative. We consider our relationship with our team members to be good. None of our team members are represented by a labor union or party to a collective bargaining agreement.
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
Risks relating to our business and industry
The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting and improving the benefits of our platform, our growth may be limited and our business may be adversely affected.
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
Finally, our competitors may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. If successful, their development efforts could render our services less desirable, resulting in the loss of our existing customers or a reduction in the fees we earn from our products and services.
Our business is dependent upon the availability of tax-advantaged health accounts to consumers and employers. Any diminution in, elimination of, or change in the availability or use of these accounts would materially adversely affect our results of operations, financial condition, business and prospects.
Substantially all of our revenue is earned from transactions involving tax-advantaged health accounts, such as HSAs, HRAs and FSAs. Based on our experience with our customers, we believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other similar tax-advantaged healthcare savings arrangements. If employers reduce or cease to offer HSA, HRA or FSA programs, the tax benefits for these accounts are reduced, or consumer adoption of these accounts decreases, our results of operations, financial condition, business and prospects would be materially adversely affected.

We may be unable to compete effectively against our current and future competitors, which could have a material adverse effect on our results of operations, financial condition, business and prospects.
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Webster Bank and Optum Bank, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements, such as Payflex Systems USA, Inc. This market is highly fragmented. We also have numerous indirect competitors, including benefits administration technology and service providers that work with other HSA custodians to sell into health plans and/or employer channels. Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to customer and Network Partner attrition, or cause us to reduce our fees; and this risk could be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors. Furthermore, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. Our Health Plan and Administrator Partners may also decide to offer HSAs directly, which would significantly reduce our channel partner opportunities.
Many of our competitors, in particular banks, insurance companies, and other financial institutions, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services and have offered, or may in the future offer, a wider range of products and services that may be more attractive to potential customers, and they may also use advertising and marketing strategies that (including loss-leaders) achieve broader brand recognition or acceptance.
In addition, well-known retail mutual fund companies, such as Vanguard, who currently do not have a strong presence or have somewhat limited products in the market for technology-enabled services that empower healthcare consumers may in the future decide to expand their products or attempt to grow their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with new competitors, our results of operations, financial condition, business and prospects could be materially adversely affected.
Developments in the rapidly changing healthcare industry could adversely affect our business.
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
We derived 22%, 23% and 22% of our total revenue during the years ended January 31, 2018, 2017 and 2016, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.
Data security, technological and intellectual property risks
If our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, our customers may reduce the use of, or stop using, our products and services, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our proprietary technology platform enables the exchange of, and access to, sensitive information, and security breaches could result in the loss of this sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members and Network Partners, damage our reputation and cause a loss of confidence in our products and services. While we have security measures in place, we have experienced limited data privacy incidents in the past. If in the future our security measures are breached or unauthorized access to data is otherwise obtained as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability which could result in loss of sales and customers. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

•	possible fines, penalties and damages;

•	reduced demand for our services;

•	an unwillingness of consumers and other data owners to provide us with their payment information;

•	an unwillingness of customers and other data owners to provide us with personal information; and

•	harm to our reputation and brand.
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
Criminals are using increasingly sophisticated methods to capture personal information in order to engage in illegal activities such as counterfeiting and identity theft. We rely upon third parties for some transaction processing services, data feeds, and vendors, which subjects us to risks related to the vulnerabilities of those third parties. For example, we are exposed to risks relating to the theft of payment card numbers housed in a merchant's point of sale systems if our members use our payment cards at a merchant whose systems are compromised. We may make our customers whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services, or cause our customers to cease doing business with us.
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
The revenue opportunities earned from these efforts may fail to justify the amounts spent. In addition, material performance problems, defects or errors in our existing or new software may occur in the future, which may harm our operating results.
Our online platform is hosted from two data centers. Any disruption of service at our facilities or our third-party hosting providers could interrupt or delay our customers’ access to our products and services, which could harm our operating results.
The ability of our team members, members, Health Plan and Administrator Partners and Employer Partners to access our technology platform is critical to our business. We currently serve our customers from data centers located in Draper, Utah, with a backup site in Austin, Texas. We cannot ensure that the measures we have taken will be effective to prevent or minimize interruptions to our operations. Our facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

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
Legal and regulatory risks
The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2022, substantially changes the way healthcare is financed by both governmental and private insurers, and may significantly impact our industry. Further changes to the Afforable Care Act and related healthcare regulation remain under consideration. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict accurately what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.
Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs would materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare as well as legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, FSAs, and similar tax-advantaged healthcare accounts, may adversely affect our business, operating results, and financial condition. For example, the federal government or states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs. We cannot predict if any new healthcare reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We are subject to privacy regulations regarding the access, use and disclosure of personally identifiable information.  If we or any of our third-party vendors experience a breach of personally identifiable information, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information.  In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit personally identifiable information in ways that are subject to many of these laws and regulations.  If we or any of our third-party vendors experience a breach of personally identifiable information, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.  Additionally, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements and contractual obligations.  Although we have implemented measures to comply with privacy laws, rules and regulations, we have experienced limited data privacy issues in recent years. Continued compliance with privacy laws, rules and regulations in a rapidly changing technology environment could result in higher compliance and technology costs for us.
Changes in laws and regulations relating to interchange fees on payment card transactions would adversely affect our revenue and results of operations.
Existing laws and regulations limit the fees or interchange rates that can be charged on payment card transactions. For example, the Federal Reserve Board has the power to regulate payment card interchange fees and has issued a rule setting a cap on the interchange fee an issuer can receive from a single payment card transaction. Our HSA-linked payment cards are exempt from this rule (although we are subject to a general requirement of reasonable compensation for services rendered). To the extent that our payment cards lose their exempt status, the interchange rates applicable to transactions involving our payment cards could be impacted, which would decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

Our investment advisory, custodial, and retirement services are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
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
Our subsidiary HealthEquity Trust Company is a non-depository trust company and subject to regulation and supervision by the Wyoming Division of Banking. Compliance with regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the SEC, the Wyoming Division of Banking or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. In addition, all of our business are subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
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
Risks relating to our partners and service providers
Our distribution model relies on the cooperation of our Network Partners. If our Network Partners choose to partner with other providers of technology-enabled services that empower healthcare consumers, including HSA services, our business could be materially and adversely affected.
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Health Plan and Administrator Partners enjoy significant market share in various geographic regions. If these Health Plan and Administrator Partners choose to partner with our competitors, our results of operations, business and prospects could be materially adversely affected.
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
We rely on our FDIC-insured custodial depository bank partners for certain custodial account services from which we earn fees. A business failure in any FDIC-insured custodial depository bank partner would materially and adversely affect our business.
As a non-bank custodian, we rely on our FDIC-insured custodial bank partners to hold and invest our custodial cash assets. If any material adverse event were to affect one of our FDIC-insured custodial depository bank partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us as our current agreements, especially in light of the consolidation in the banking industry, which has rendered the market for FDIC-insured retail banking services less competitive.
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
Acquisition and growth-related risks
We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.
We have in the past acquired, and we may in the future acquire or invest in, assets, businesses, products or technologies that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. There is no assurance that we will realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to earn sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	the need to integrate or implement additional controls, procedures and policies;

•	harm to our existing business relationships with customers and strategic partners as a result of the acquisition;

•	the diversion of management’s time and resources from our core business;

•	the potential loss of key team members;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	our ability to coordinate organizations that are geographically diverse and that have different business cultures;

•	our inability to comply with the regulatory requirements applicable to the acquired business;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
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
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of January 31, 2018, we had approximately 3.4 million HSA Members and $6.8 billion in custodial assets representing growth of 24% and 35%, respectively, from January 31, 2017. For the year ended January 31, 2018, our total revenue and Adjusted EBITDA were approximately $229.5 million and $84.7 million, respectively, which represents year-over-year annual growth rates of approximately 29% and 35%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. While to date we believe we have effectively managed the effect on our operations resulting from the rapid growth of our business, our growth strategy contemplates further increasing the number of our HSA Members and our custodial assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.
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
We intend to continue to invest in technology and development to create new and enhanced products and services to offer our customers and to enhance our platform’s compatibilities. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise in these areas. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development. Some new services may be received negatively by our existing and/or potential customers and strategic partners and have to be put on hold or canceled entirely.
Our ability to attract and retain new customer revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to earn significant revenue. If we are unable to successfully develop or acquire new products or services or enhance our existing products or services to meet member or network partner requirements, our results of operations, financial condition, business or prospects may be materially adversely affected.
We have recorded a significant amount of intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill, which could adversely affect our costs and business operations.
Our consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $83.6 million in intangible assets, together representing approximately 24% of our total assets as of January 31, 2018. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Risks relating to our service and culture
Any failure to offer high-quality customer support services could adversely affect our relationships with our customers and strategic partners and our operating results.
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
Our success depends, in part, on the skills, working relationships and continued services of our founder and senior management team and other key personnel. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide stock options and other equity-based awards that vest over time or based on performance. The value to team members of these awards will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
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
Financing, tax and related risks
We may require significant capital to fund our business, and our inability to generate and obtain such capital could harm our business, operating results, financial condition, and prospects.
To fund our expanding business, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the revenue we earn from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences and privileges superior to those associated with our common stock. Furthermore, the current economic environment may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.
Our inability to generate or obtain the financial resources needed to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition and prospects.
A decline in interest rate levels may reduce our ability to earn income on our custodial cash assets and to attract HSA contributions, which would adversely affect our profitability.
As a non-bank custodian, we partner with FDIC-insured custodial depository banks to hold our custodial cash assets. We earn a significant portion of our consolidated revenue from fees we earn from our FDIC-insured custodial depository bank partners. For example, during the years ended January 31, 2018, 2017 and 2016, we earned an increasing portion (approximately 38%, 33% and 30%, respectively) of our total revenue from custodial revenue. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our custodial cash assets. In addition, if we do not offer competitive interest rates, our members may choose another HSA custodian. Any such scenario could materially and adversely affect our business and results of operations.

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
We maintain various forms of liability insurance coverage, including coverage for errors and omissions, fiduciary, cybersecurity, employment practices, directors and officers insurance. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may affect the current market acceptance of our products and services, any of which could materially adversely affect our reputation and our business.
We are subject to taxes in numerous jurisdictions. Legislative, regulatory and legal developments involving income taxes could adversely affect our results of operations and cash flows.
We are subject to U.S. federal, U.S. state income, payroll, property, sales and use, and other types of taxes in numerous jurisdictions. Significant judgment is required in determining our provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the reduction in the corporate income tax rate reduced the value of our existing deferred tax assets and consequently we recorded a provisional charge of $458,000 in the fiscal year ending January 31, 2018 related to this item. Other significant provisions of this tax reform are effective as of January 1, 2018, including, but not limited to: a limitation on the deductibility of net interest expense, changes in the deductibility of certain meals and entertainment business expenses, as well as moving expenses, transportation expenses, and other fringe benefits, and changes in the deductibility of certain employee remuneration in excess of $1 million. While we have applied these provisions in our accounting for income taxes using our interpretations and available guidance, the net impact of tax reform remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service as well as state governments and may adversely affect our earnings.
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

Risks relating to owning our common stock
If we are unable to maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.
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
The stock market in general has been highly volatile. As a result, the market price and trading volume for our common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	any data breaches or interruptions in our services;

•	changes in government and other regulations, particularly those relating to the benefits of HSAs;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our Board and management team; and

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

Item 1B. Unresolved staff comments
None.

Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, where we lease approximately 187,000 square feet of office space under a lease that expires in March 2027. We also lease approximately 3,000 square feet of office space in Overland Park, Kansas under a lease that expires in February 2019 and lease additional space at data centers located in Draper, Utah and Austin, Texas, pursuant to leases expiring in July 2020 and November 2020, respectively. We believe that our current facilities are sufficient to meet our current needs.

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

Holders

As of February 28, 2018, there were approximately 27 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Stock price

The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the indicated periods:

	Price Range
Fiscal year ended January 31, 2018:	High	Low
Fourth Quarter	$55.31	$42.92
Third Quarter	$52.87	$40.21
Second Quarter	$54.50	$43.51
First Quarter	$47.91	$37.62

	Price Range
Fiscal year ended January 31, 2017:	High	Low
Fourth Quarter	$49.25	$30.34
Third Quarter	$38.80	$28.12
Second Quarter	$31.69	$22.26
First Quarter	$26.75	$15.80

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

The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from July 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2018. The chart assumes $100 was invested on July 31, 2014 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

During the year ended January 31, 2016, the Company used funds received from the offerings to acquire the rights to be the custodian of the Bancorp and M&T Bank HSA portfolios for approximately $34.2 million and approximately $6.2 million, respectively.
During the year ended January 31, 2018, the Company used funds received from the offerings to acquire the rights to be custodian of two HSA portfolios for approximately $6.4 million and $8.0 million in cash, respectively, the assets of BenefitGuard LLC, a 401(k) provider that offers plan administrator and named fiduciary services for 401(k) employer sponsors, for approximately $2.9 million, and the rights to be the sole administrator of a portfolio of HSA Members for $3.3 million.
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

		Year ended January 31,
(in thousands, except for per share data)	2018	2017	2016	2015	2014
Consolidated statements of operations data:
Revenue	$229,525	$178,370	$126,786	$87,855	$62,015
Cost of revenue	94,609	72,015	54,188	39,882	29,213
Gross profit	134,916	106,355	72,598	47,973	32,802
Operating expenses	80,498	65,143	46,455	31,100	21,278
Income from operations	54,418	41,212	26,143	16,873	11,524
Other expense	(2,229)	(1,092)	(589)	(1,109)	(6,150)
Income before income taxes	52,189	40,120	25,554	15,764	5,374
Income tax provision (1)	4,827	13,744	8,941	5,598	4,141
Net income	$47,362	$26,376	$16,613	$10,166	$1,233
Net income (loss) attributable to common stockholders:
Basic	$47,362	$26,376	$16,613	$12,058	$(7,132)
Diluted	$47,362	$26,376	$16,613	$10,901	$(7,132)
Net income (loss) per share attributable to common stockholders:
Basic	$0.79	$0.45	$0.29	$0.39	$(1.26)
Diluted	$0.77	$0.44	$0.28	$0.21	$(1.26)
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	60,304	58,615	56,719	31,181	5,651
Diluted	61,854	59,894	58,863	51,856	5,651
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$240,269	$180,359	$123,775	$111,005	$13,917
Working capital	244,906	185,116	130,942	115,888	14,327
Total assets	369,159	279,136	219,795	158,769	55,090
Total liabilities	22,885	17,196	16,338	14,674	21,082
Total redeemable convertible preferred stock	—	—	—	—	46,714
Total stockholders' equity (deficit)	$346,274	$261,940	$203,457	$144,095	$(12,706)
(1) For the year ended January 31, 2018, the Company recorded excess tax benefits of $14.1 million within its provision for income taxes in the consolidated statements of operations and comprehensive income due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

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
The core of our ecosystem is the HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 124 Health Plan and Administrator Partners and over 40,000 employer clients.
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
We earn revenue primarily from three sources: service revenue, custodial revenue and interchange revenue. We earn service revenue by providing monthly account services on our platform, primarily through contracts with our Network Partners, and custodial agreements with individual members. We earn custodial revenue from custodial cash assets deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We also earn interchange revenue from interchange fees that we earn on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in Part 1, Item 1A of this Annual Report on Form 10-K.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in HDHPs and other consumer-centric health plans. In particular, we believe that continued growth in healthcare costs, and related factors will spur HDHP and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict, and changes in U.S. healthcare policy could adversely affect our business.

Attracting and penetrating network partners
We created our business model to take advantage of the changing dynamics of the U.S. private health insurance market. Our model is based on a B2B2C distribution strategy, meaning that we rely on our Employer Partners and Health Plan and Administrator Partners to reach potential members to increase the number of our HSA Members. Our success depends in large part on our ability to further penetrate our existing Network Partners by adding new HSA Members from these partners and adding new Network Partners.
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
Our “DEEP Purple” culture
The new healthcare consumer needs education and guidance delivered by people as well as technology. We believe that our "DEEP Purple" culture which we define as driving excellence, ethics, and process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to address nimbly opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities.
Interest rates
As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with FDIC-insured custodial depository bank partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among bank partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield over time. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository bank partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Our competition and industry
Our direct competitors are HSA custodians. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Health Plan and Administrator Partners may also choose to offer technology-based healthcare services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code and IRS regulations, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundry laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new fiduciary rules that can affect our business. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
Our acquisition strategy
We have a successful history of acquiring complementary assets and businesses that strengthen our platform. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We believe the nature of our competitive landscape provides a significant acquisition opportunity. Many of our competitors view their HSA businesses as non-core functions. We believe more of them will look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements. We intend to continue to pursue acquisitions of complementary assets and businesses that we believe will strengthen our platform.

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
HSA Members
The following table sets forth our HSA Members for the periods indicated:

				% change from	% change from
	January 31, 2018	January 31, 2017	January 31, 2016	2017 to 2018	2016 to 2017
HSA Members	3,402,889	2,746,132	2,140,631	24%	28%
Average HSA Members - Year-to-date	2,951,790	2,339,091	1,600,327	26%	46%
Average HSA Members - Quarter-to-date	3,188,927	2,519,382	1,850,843	27%	36%
HSA Members with investments	121,614	65,906	44,680	85%	48%
HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.
The number of our HSA Members increased by approximately 657,000, or 24%, from January 31, 2017 to January 31, 2018, and by approximately 606,000, or 28%, from January 31, 2016 to January 31, 2017.
The increase in the number of our HSA Members in these periods was primarily driven by the addition of new Network Partners and further penetration into existing Network Partners. In addition, during the year ended January 31, 2018, we acquired the rights to be custodian of First Interstate Bancsystem and Alliant Credit Union portfolios consisting of approximately 14,000 and 40,000 HSA Members, respectively. During the year ended January 31, 2016, we acquired the rights to be the custodian of the Bancorp Bank and M&T Bank HSA portfolios consisting of approximately 160,000 and 35,000 HSA Members, respectively, the latter of which transitioned to our platform during the year ended January 31, 2017.

Custodial assets
The following table sets forth our custodial assets for the periods indicated:

				% change from	% change from
(in thousands, except percentages)	January 31, 2018	January 31, 2017	January 31, 2016	2017 to 2018	2016 to 2017
Custodial cash	$5,489,617	$4,380,487	$3,278,628	25%	34%
Custodial investments	1,288,693	658,580	405,878	96%	62%
Total custodial assets	$6,778,310	$5,039,067	$3,684,506	35%	37%
Average daily custodial cash - Year-to-date	$4,571,341	$3,661,058	$2,326,506	25%	57%
Average daily custodial cash - Quarter-to-date	$4,876,438	$3,854,518	$2,682,827	27%	44%
Our custodial assets, which are our HSA Members' assets for which we are the custodian, consist of the following components: (1) custodial cash deposits, which are deposits with our FDIC-insured custodial depository bank partners, (2) custodial cash deposits invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our custodial assets is important because our custodial revenue is directly affected by average daily custodial balances.
Our total custodial assets increased by $1.7 billion, or 35%, from January 31, 2017 to January 31, 2018. Our total custodial assets increased by $1.4 billion, or 37%, from January 31, 2016 to January 31, 2017. The increase in total custodial assets in these periods was driven by additional custodial assets from our existing HSA Members and new custodial assets from new HSA Members added during the fiscal year. In addition, during the year ended January 31, 2018, we acquired the rights to be custodian of First Interstate Bancsystem and Alliant Credit Union portfolios consisting of approximately $55.0 million and $109.0 million of custodial assets, respectively.
During the year ended January 31, 2016, we acquired the rights to be the custodian of the Bancorp Bank and M&T Bank HSA portfolios consisting of approximately $390.0 million and $63.0 million of custodial assets, respectively, the latter of which transitioned to our platform during the year ended January 31, 2017.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended January 31,
(in thousands)	2018	2017	2016
Net income	$47,362	$26,376	$16,613
Interest income	(734)	(531)	(414)
Interest expense	274	275	91
Income tax provision	4,827	13,744	8,941
Depreciation and amortization	11,089	8,889	6,393
Amortization of acquired intangible assets	4,863	4,297	2,208
Stock-based compensation expense	14,310	8,398	5,883
Other (1)	2,689	1,348	910
Adjusted EBITDA	$84,680	$62,796	$40,625

(1)
For the years ended January 31, 2018, 2017 and 2016, Other consisted of non-income based taxes of $439, $358 and $334, acquisition-related costs of $2,197, $631 and $471, and other costs of $53, $359 and $105, respectively.

The following table sets forth our Adjusted EBITDA:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2018	2017	2016	2017 to 2018	2016 to 2017
Adjusted EBITDA	$84,680	$62,796	$40,625	35%	55%
As a percentage of revenue	37%	35%	32%

Our Adjusted EBITDA increased by $21.9 million, or 35%, from $62.8 million for the year ended January 31, 2017 to $84.7 million for the year ended January 31, 2018. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $13.2 million, or 32%, increase in income from operations.
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

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2018	2017	2016	2017 to 2018	2016 to 2017
Service revenue	$91,619	$77,254	$61,608	19%	25%
Custodial revenue	87,160	59,593	37,755	46%	58%
Interchange revenue	50,746	41,523	27,423	22%	51%
Total revenue	$229,525	$178,370	$126,786	29%	41%
We earn revenue from three primary sources: service revenue, custodial revenue and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, employer clients and individual members for the administration services we provide in connection with the HSAs and RAs we offer. With respect to our Network Partners, our fees are generally based on a fixed tiered structure for the duration of our agreement with the relevant Network Partner and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered under our written service agreements.
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
Cost of revenue
Cost of revenue includes costs related to servicing member accounts, managing customer and partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of revenue include interest retained by members on custodial cash and interchange costs incurred in connection with processing card transactions for our members.
Service costs.    Service costs include the servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits, the cost associated with issuance of new payment cards and costs of marketing materials that we produce for our Network Partners.
Custodial costs.    Custodial costs are comprised of interest retained by our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our FDIC-insured custodial depository banking partners. Interest retained by HSA Members is calculated on a tiered basis. The interest rates retained by HSA Members can change based on a formula or upon required notice.

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
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results primarily from our acquisition of intangible member assets. We acquired these intangible member assets from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We also acquired other intangible assets, which are 401(k) customer relationships, in connection with an acquisition of a business. We amortize these assets over the assets' estimated useful life of 10 years. We evaluate our acquired intangible assets for impairment at least each year, or at a triggering event.
Other expense, net
Other expense primarily consists of interest expense associated with our credit facility, miscellaneous taxes, and acquisition-related expenses.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of January 31, 2018, we recorded a net non-current deferred tax asset.
Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of historical profits coupled with forecasted profitability, no valuation allowance was required as of January 31, 2018.

Results of operations
Service revenue
The $14.4 million, or 19%, increase in service revenue from the year ended January 31, 2017 to the year ended January 31, 2018 was primarily due to an increase in the number of our HSA Members, partially offset by the lower service revenue per HSA Member described below. The $15.6 million, or 25%, increase in service revenue from the year ended January 31, 2016 to the year ended January 31, 2017 was also primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 657,000, or 24%, from January 31, 2017 to January 31, 2018, and by approximately 606,000, or 28%, from January 31, 2016 to January 31, 2017.
Service revenue per HSA Member decreased by approximately 6% from the year ended January 31, 2017 to the year ended January 31, 2018, and 14% from the year ended January 31, 2016 to the year ended January 31, 2017. Our service revenue tier structure incentivizes Network Partners to add HSA Members by charging a lower rate as additional HSA Members are added. Accordingly, as Network Partners add more HSA Members, the service revenue per HSA Member will continue to decrease. Additionally, as RAs grow less rapidly than HSAs, service revenue per HSA Member will decrease. The decrease in service revenue per HSA Member was partially offset by an increase in custodial revenue per HSA Member described below.
Custodial revenue
The $27.6 million, or 46%, increase in custodial revenue from the year ended January 31, 2017 to the year ended January 31, 2018 was primarily due to an increase in average daily custodial cash of $910.3 million, or 25%, and an increase in the yield on average custodial cash from 1.58% in the year ended January 31, 2017 to 1.83% in the year ended January 31, 2018.
The $21.8 million, or 58%, increase in custodial revenue from the year ended January 31, 2016 to the year ended January 31, 2017 was primarily due to an increase in average daily custodial cash of $1.3 billion, or 57%, as well as a slight increase in the yield on average custodial cash from 1.57% in the year ended January 31, 2016 to 1.58% in the year ended January 31, 2017.
Custodial revenue as a percentage of our total revenue continues to increase primarily due to our entry into new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder, and also due to average daily custodial cash assets growing at a faster rate than the number of HSA Members, which is evidenced by an increase in custodial cash per HSA, which was $1,613, $1,595, and $1,532 as of January 31, 2018, 2017 and 2016, respectively.
Custodial revenue per HSA Member increased by approximately 16% from the year ended January 31, 2017 to the year ended January 31, 2018, and approximately 8% from the year ended January 31, 2016 to the year ended January 31, 2017, primarily due to the higher yield and higher average custodial cash balances.
Interchange revenue
The $9.2 million, or 22%, increase in interchange revenue from the year ended January 31, 2017 to the year ended January 31, 2018 was due to an overall increase in the number of our HSA Members and payment activity, partially offset by the lower interchange revenue per HSA Member described below. In addition, we continued to see a trend toward more HSA spending through payment card transaction swipes and less by checks and ACH or electronic reimbursements, which increased our interchange revenue.
The $14.1 million, or 51%, increase in interchange revenue from the year ended January 31, 2016 to the year ended January 31, 2017 was due to an overall increase in the number of our HSA Members and payment activity.
Interchange revenue per HSA Member decreased by approximately 3% from the year ended January 31, 2017 to the year ended January 31, 2018, primarily due to a decrease in payment activity per HSA Member. Interchange revenue per HSA Member increased by approximately 4% from the year ended January 31, 2016 to the year ended January 31, 2017, as a result of our efforts increase card spend on our platform.
Total revenue
Total revenue per HSA Member increased by 2% from the year ended January 31, 2017 to the year ended January 31, 2018, due to the increase in custodial revenue per HSA Member, largely offset by the decreases in service revenue and interchange revenue per HSA Member. Total revenue per HSA Member decreased by 4% from the year ended January 31, 2016 to the year ended January 31, 2017, due to decreases in service revenue per HSA Member partially offset by increases in custodial and interchange revenue per HSA Member.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2018	2017	2016	2017 to 2018	2016 to 2017
Service costs	$70,426	$51,868	$39,418	36%	32%
Custodial costs	11,400	9,767	6,522	17%	50%
Interchange costs	12,783	10,380	8,248	23%	26%
Total cost	$94,609	$72,015	$54,188	31%	33%
Service costs
The $18.6 million, or 36%, increase in service costs from the year ended January 31, 2017 to the year ended January 31, 2018 was due to the higher volume of total accounts being serviced. The $18.6 million increase includes $11.0 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased activation and processing costs of $4.4 million related to account and card activation, monthly processing of statements and other communications, as well as fraud prevention measures, stock compensation of $814,000, depreciation and amortization of $614,000, general overhead allocation of $748,000 and $1.2 million in other expenses.
The $12.5 million, or 32%, increase in service costs from the year ended January 31, 2016 to the year ended January 31, 2017 was due to the higher volume of total accounts being serviced. The $12.5 million increase includes $6.1 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased activation and processing costs of $2.9 million related to account and card activation as well as monthly processing of statements and other communications, stock compensation of $692,000, depreciation and amortization of $495,000, general overhead allocation of $1.6 million and $393,000 in other expenses.
Custodial costs
The $1.6 million, or 17%, increase in custodial costs from the year ended January 31, 2017 to the year ended January 31, 2018 was due to an increase in average daily custodial cash from $3.66 billion for the year ended January 31, 2017 to $4.57 billion during the year ended January 31, 2018, which was partially offset by a decrease in custodial costs on average custodial cash from 0.27% for the year ended January 31, 2017 to 0.25% for the year ended January 31, 2018.
The $3.2 million, or 50%, increase in custodial costs from the year ended January 31, 2016 to the year ended January 31, 2017 was due to an increase in average daily custodial cash from $2.33 billion for the year ended January 31, 2016 to $3.64 billion during the year ended January 31, 2017, which was partially offset by a decrease in custodial costs on average custodial cash from 0.28% for the year ended January 31, 2016 to 0.27% for the year ended January 31, 2017.
Interchange costs
The $2.4 million, or 23%, increase in interchange costs from the year ended January 31, 2017 to the year ended January 31, 2018, and the $2.1 million, or 26%, increase from the year ended January 31, 2016 to the year ended January 31, 2017, was a result of the overall increase in payment activity, which is attributable to the growth in HSA Members.
Cost of revenue
As we continue to add HSA Members, we expect that our cost of revenue will increase in dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2018	2017	2016	2017 to 2018	2016 to 2017
Sales and marketing	$23,139	$18,320	$13,302	26%	38%
Technology and development	27,385	22,375	16,832	22%	33%
General and administrative	25,111	20,151	14,113	25%	43%
Amortization of acquired intangible assets	4,863	4,297	2,208	13%	95%
Total operating expenses	$80,498	$65,143	$46,455	24%	40%
Sales and marketing
The $4.9 million, or 26%, increase in sales and marketing expenses from the year ended January 31, 2017 to the year ended January 31, 2018 primarily consisted of increased staffing and sales commissions of $2.7 million, increased stock-based compensation expense of $1.1 million, increased partner commissions of $345,000, and an increase in other expenses of $703,000.
The $5.0 million, or 38%, increase in sales and marketing expenses from the year ended January 31, 2016 to the year ended January 31, 2017 primarily consisted of increased staffing and sales commissions of $2.3 million, increased partner commissions of $928,000, increased travel and marketing expenses of $862,000, increased promotion discounts of $418,000, and an increase in other expenses of $502,000.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. On an annual basis, we expect our sales and marketing expenses to remain steady as a percentage of our total revenue over the near term. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
In addition, we expect the adoption of the new revenue standard to have a material impact on total sales and marketing expenses. We expect to capitalize incremental contract acquisition costs, such as sales commissions included in sales and marketing expenses in the consolidated statement of operations, and amortize these costs over the average economic life of an HSA Member. The Company's current practice is to fully expense sales commissions when the member is added to the Company's platform.
Technology and development
The $5.0 million, or 22%, increase in technology and development expenses from the year ended January 31, 2017 to the year ended January 31, 2018 resulted primarily from the hiring of additional personnel of $4.4 million, increased amortization and depreciation of $1.6 million, stock compensation of $1.4 million, and other expenses of $81,000, which were partially offset by a decrease in professional services of $2.0 million and an increase in capitalized engineering costs of $341,000 associated with the development and enhancement of our proprietary technology platform.
The $5.5 million, or 33%, increase in technology and development expenses for the year ended January 31, 2016 to the year ended January 31, 2017 resulted primarily from the hiring of additional personnel of $3.4 million, increased amortization and depreciation of $1.9 million, information technology expenses of $1.1 million, stock compensation of $889,000, professional services of $726,000, and other expenses of $548,000, which were offset by an increase in capitalized engineering costs of $2.1 million associated with the development and enhancement of our proprietary technology platform, and redeployment of resources from technology and development to general and administrative of $855,000.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our proprietary system. On an annual basis, we expect our technology and development expenses to increase as a percentage of our total revenue. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative
The $5.0 million, or 25%, increase in general and administrative expenses from the year ended January 31, 2017 to the year ended January 31, 2018 was primarily attributable to the hiring of additional personnel of $3.3 million, increased stock compensation of $2.6 million and other expenses of $1.1 million, which were offset by a decrease in professional services of $2.0 million.
The $6.0 million, or 43%, increase in general and administrative expenses from the year ended January 31, 2016 to the year ended January 31, 2017 was primarily attributable to the hiring of additional personnel of $2.4 million, increased professional fees of $1.1 million, stock compensation of $922,000 and other expenses of $814,000, and redeployment of resources from technology and development to general and administrative of $855,000.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, insurance, and investor relations functions that we continue to incur as a public company, as well as other costs associated with continuing to grow our business. On an annual basis, we expect our general and administrative expenses to remain steady as a percentage of our total revenue. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Amortization of acquired intangible assets
The $566,000 and $2.1 million increase in amortization of acquired intangible assets for the years ended January 31, 2018 and 2017, respectively, was attributable to the HSA portfolio asset acquisitions and acquisition of a business. On an annual basis, we expect total amortization of acquired intangible assets to remain steady.
Other expense
The change in other income and expense, net for the year ended January 31, 2018 is primarily attributable to an increase in ongoing acquisition-related activity costs.
The change in other income and expense, net for the year ended January 31, 2017 is primarily attributable to an increase in ongoing acquisition-related activity costs and interest expense.
Income tax provision
Income tax provision for the years ended January 31, 2018, 2017, and 2016 was $4.8 million, $13.7 million, and $8.9 million, respectively. The decrease in income tax provision during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily the result of a $14.1 million decrease related to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as well as an increase in federal and state income taxes driven by an increase in income before income taxes netted with a decrease. The increase in income tax provision during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily the result of an increase in federal and state income taxes driven by an increase in income before income taxes netted with an increase in research and development credits claimed.
Our effective income tax rate for the years ended January 31, 2018, 2017 and 2016 was 9.2%, 34.3%, and 35.0%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The decrease in the effective tax rate for the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily the result of excess tax benefits on stock-based compensation expense. The decrease in the effective tax rate for the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily the result of an increase in research and development credits.
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the statutory federal income tax rate from a top rate of 35% to 21% effective January 1, 2018. Refer to Note 8. Income Taxes, within the notes to the consolidated financial statements for further discussion of the impact of this tax reform on our consolidated financial statements.
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

We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January. Beginning in the year ended January 31, 2019, the Company will adopt ASU 2014-09, Revenue from Contracts with Customers. As a result of this adoption, the Company will capitalize incremental contract acquisition costs, such as sales commissions, and amortize these costs over the average economic life of a member.
Liquidity and capital resources
Cash and marketable securities overview
As of January 31, 2018, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of January 31, 2018 and 2017, cash, cash equivalents and marketable securities were $240.3 million and $180.4 million, respectively.
Capital resources
As a result of our follow-on offering in May 2015, we received net proceeds of approximately $23.5 million from the sale of 972,500 shares of our common stock.
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
On September 30, 2015, we entered into a $100.0 million credit facility. The credit facility has a term of five years. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of January 31, 2018. We were in compliance with all covenants as of January 31, 2018.
Use of cash
Capital expenditures for the years ended January 31, 2018, 2017, and 2016 were $15.8 million, $12.7 million, and $9.3 million, respectively. We expect to continue our increased capital expenditures during the year ending January 31, 2019 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include software engineering services, computer hardware, and personnel and related costs for software engineering.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$81,702	$45,591	$26,541
Net cash used in investing activities	(36,748)	(13,054)	(90,552)
Net cash provided by financing activities	14,564	23,776	36,647
Increase (decrease) in cash and cash equivalents	59,518	56,313	(27,364)
Beginning cash and cash equivalents	139,954	83,641	111,005
Ending cash and cash equivalents	$199,472	$139,954	$83,641

Cash flows provided by operating activities. Net cash provided by operating activities during the year ended January 31, 2018 resulted primarily from our net income of $47.4 million adjusted for the following non-cash items: depreciation and amortization of $16.0 million and stock-based compensation of $14.3 million, and changes in deferred taxes of $4.3 million, accrued compensation of $3.8 million, other long-term liabilities of $939,000, and amortization of deferred financing costs, bad debt expense, changes in inventories and accrued liabilities and other totaling $1.1 million. These were offset by changes in accounts receivable of $4.7 million and other assets and accounts payable of $1.3 million.
Net cash provided by operating activities during the year ended January 31, 2017 resulted primarily from our net income of $26.4 million adjusted for the following non-cash items: depreciation and amortization of $13.2 million and stock-based compensation of $8.4 million, and changes in accrued liabilities of $1.7 million, other long-term liabilities of $1.2 million, accrued compensation of $946,000, and accounts payable, amortization of deferred financing costs, bad debt expense, and inventories totaling of $698,000. These were offset by changes in deferred income taxes of $2.9 million, accounts receivable of $2.7 million and other assets of $1.3 million.
Net cash provided by operating activities during the year ended January 31, 2016 resulted primarily from our net income of $16.6 million adjusted for the following non-cash items: depreciation and amortization of $8.6 million and stock-based compensation of $5.9 million, changes in accrued compensation of $2.5 million, and accounts payable of $1.0 million. These were offset by changes in accounts receivable of $5.2 million, deferred income taxes of $2.2 million, and accrued liabilities, other long-term liabilities and other assets of $742,000.
Cash flows used in investing activities. We continued to increase our purchases of software and capitalized software development costs due to continued growth. During the years ended January 31, 2018, 2017 and 2016, purchases of software and capitalized software development costs were $10.4 million, $9.0 million, and $6.9 million, respectively. We also increased our purchases of property and equipment to $5.5 million, $3.6 million and $2.4 million, respectively, due to our continued growth.
Net cash used in investing activities during the year ended January 31, 2018 was primarily the result of the acquisition of the right to be the custodian of the First Interstate Bancsystem and Alliant Credit Union HSA portfolio acquisitions for $6.4 million and $8.0 million, respectively, as well as our acquisition of the rights to be the sole administrator of a portfolio of HSA Members for $3.3 million and an acquisition of a business for $2.9 million.
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
Cash flows provided by financing activities. Cash flow provided by financing activities during the year ended January 31, 2018 resulted primarily from proceeds associated with the exercise of stock options of $14.6 million.
Cash flow provided by financing activities during the year ended January 31, 2017 resulted primarily from proceeds associated with the exercise of stock options of $7.1 million, and the associated tax benefits of $16.6 million.
Cash flow used in financing activities during the year ended January 31, 2016 resulted primarily from our follow-on offering, from which we received net proceeds of $23.5 million from the sale of 972,500 shares of our common stock, proceeds associated with the exercise of stock options of $1.9 million, and the associated tax benefits of $11.6 million. These items were offset by deferred financing costs paid of $317,000 in conjunction with the credit agreement entered into during the year.
Contractual obligations
We lease office space, data storage facilities, equipment and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2018 are as follows:

	Payment due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office lease obligations	$3,904	$7,944	$8,501	$17,034	$37,383
Data storage and equipment lease obligations	343	301	68	—	712
Processing services agreement	825	1,650	—	—	2,475
Telephony services	288	—	—	—	288
Other	856	2,252	1,396	—	4,504
Total	$6,216	$12,147	$9,965	$17,034	$45,362

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
On May 31, 2017, the Company entered into an amendment to its lease agreement, dated May 15, 2015, to expand its current office space. The term of the lease commenced on January 1, 2018 and will expire on March 31, 2027. The Company is responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $513,000, with annual increases ranging from 2.5% to 3.1%.
Lease expense for office space for the years ended January 31, 2018, 2017 and 2016 totaled $4.3 million, $3.3 million and $2.1 million, respectively. The Company also leases office space in Overland Park, Kansas, which expires in February 2019.
Data storage and equipment lease obligations—The data storage and equipment leases relate to our offsite data storage facility and office equipment leases. All of these leases expire during the year ended January 31, 2020.
Telephony services—The telephony service agreement relates to our 24/7/365 member support center. The agreement expires in September 2019.
Processing services agreement—The Company's processing services agreement with a vendor expires December 31, 2020 and requires the Company to pay a minimum processing fee based on the processing year of the agreement. The Company may terminate the agreement beginning January 1, 2020 by providing 180 days’ written notice.
If the processing agreement is terminated prior to December 31, 2020, the Company is required to pay the vendor a termination fee, equal to 75% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account-boarding incentive fee.
For each of the years ended January 31, 2018, 2017 and 2016, the Company exceeded the minimum amounts required under the agreement.
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

•
Service revenue:    We charge our Network Partners or individual members a monthly service fee once a member account is set up on our system. We recognize revenue on the monthly service fees in the month during which we service each member account. In addition, we earn fees paid by employer partners and plan participants in connection with plan administrator and fiduciary services for 401(k) employer sponsors. The fees are paid on a quarterly basis and revenue is recognized in the month in which it is earned.

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
Prior to our initial public offering, management used all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows and net income. After the consummation of our initial public offering, our stock price and associated market capitalization were also considered in the determination of reporting unit fair value. In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities. No impairments for goodwill or other intangible assets were recorded during the years ended January 31, 2018, 2017 and 2016. However, a lower fair value estimate in the future could result in impairment. A prolonged or significant decline in our stock price could provide evidence of a need to record a material impairment of goodwill.

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
We use the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes. We have also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the Consolidated Statement of Operations and Comprehensive Income. Also, we use the portfolio approach in releasing income tax effects from accumulated other comprehensive income.
We recognize the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. We recognize interest and penalties, if any, related to unrecognized tax benefits as a component of other income (expense) in the Statements of Operations and Comprehensive Income. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on our effective tax rate and results of operations. In light of the recently enacted Tax Cuts and Jobs Act, refer to Note 8. Income Taxes, within the notes to the consolidated financial statements for further discussion of the impact of this tax reform on our consolidated financial statements.
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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

Year ended January 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Expected stock price volatility	37.79% - 38.01%	38.01% - 38.37%	38.29% - 40.29%
Risk-free interest rate	1.18% - 2.07%	1.18% - 2.18%	1.47% - 1.80%
Expected life of options	4.50 - 6.25 years	4.50 - 6.25 years	5.43 - 6.25 years
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
Restricted stock units. Restricted stock units and performance-based RSUs are valued based on the current value of the Company's closing stock price on the date of grant, less the present value of future expected dividends discounted at the risk-free interest rate. Expense for restricted stock units is recognized on a straight-line basis over the requisite service period. Expense for performance-based RSUs is recognized when it is considered probable that the performance conditions will be met.
Self insurance
We are self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $110,000. We record estimates of costs of claims incurred but not reported based on an analysis of historical data and independent estimates.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the financial statements included in this Form 10-K for further discussion.

Item 7A. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the years ended January 31, 2018, 2017, and 2016, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
Inflation. Inflationary factors may adversely affect our operating results. Althought we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of expenses as a percentage of revenue if our revenue does not correspondingly increase with inflation.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of January 31, 2018 were $240.3 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of January 31, 2018 was $21.6 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial cash assets. Our custodial cash assets consists of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2018, we had custodial cash of approximately $5.5 billion. As a non-bank custodian, we contract with FDIC-insured custodial depository bank partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with FDIC-insured custodial depository bank partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among bank partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository bank partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash, cash equivalents and marketable securities. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2018, we had unrestricted cash and cash equivalents of $199.5 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
As of January 31, 2018, we had marketable securities of $40.8 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as "available-for-sale," no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HealthEquity, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries as of January 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended January 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on internal control over financial reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 28, 2018

We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated Balance Sheets

(in thousands, except par value)	January 31, 2018	January 31, 2017
Assets
Current assets
Cash and cash equivalents	$199,472	$139,954
Marketable securities, at fair value	40,797	40,405
Total cash, cash equivalents and marketable securities	240,269	180,359
Accounts receivable, net of allowance for doubtful accounts of $208 and $75 as of January 31, 2018 and 2017, respectively	21,602	17,001
Inventories	215	592
Other current assets	3,310	2,867
Total current assets	265,396	200,819
Property and equipment, net	7,836	5,170
Intangible assets, net	83,635	65,020
Goodwill	4,651	4,651
Deferred tax asset	5,461	1,615
Other assets	2,180	1,861
Total assets	$369,159	$279,136
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,420	$3,221
Accrued compensation	12,549	8,722
Accrued liabilities	5,521	3,760
Total current liabilities	20,490	15,703
Long-term liabilities
Other long-term liabilities	2,395	1,456
Deferred tax liability	—	37
Total long-term liabilities	2,395	1,493
Total liabilities	22,885	17,196
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2018 and 2017	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 60,825 and 59,538 shares issued and outstanding as of January 31, 2018 and 2017, respectively	6	6
Additional paid-in capital	261,237	232,114
Accumulated other comprehensive loss, net	(269)	(165)
Accumulated earnings	85,300	29,985
Total stockholders’ equity	346,274	261,940
Total liabilities and stockholders’ equity	$369,159	$279,136
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)	Year ended January 31,
	2018	2017	2016
Revenue
Service revenue	$91,619	$77,254	$61,608
Custodial revenue	87,160	59,593	37,755
Interchange revenue	50,746	41,523	27,423
Total revenue	229,525	178,370	126,786
Cost of revenue
Service costs	70,426	51,868	39,418
Custodial costs	11,400	9,767	6,522
Interchange costs	12,783	10,380	8,248
Total cost of revenue	94,609	72,015	54,188
Gross profit	134,916	106,355	72,598
Operating expenses
Sales and marketing	23,139	18,320	13,302
Technology and development	27,385	22,375	16,832
General and administrative	25,111	20,151	14,113
Amortization of acquired intangible assets	4,863	4,297	2,208
Total operating expenses	80,498	65,143	46,455
Income from operations	54,418	41,212	26,143
Other expense
Other expense, net	(2,229)	(1,092)	(589)
Total other expense	(2,229)	(1,092)	(589)
Income before income taxes	52,189	40,120	25,554
Income tax provision	4,827	13,744	8,941
Net income	$47,362	$26,376	$16,613
Net income per share:
Basic	$0.79	$0.45	$0.29
Diluted	$0.77	$0.44	$0.28
Weighted-average number of shares used in computing net income per share:
Basic	60,304	58,615	56,719
Diluted	61,854	59,894	58,863
Comprehensive income:
Net income	$47,362	$26,376	$16,613
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(59)	(67)	(98)
Comprehensive income	$47,303	$26,309	$16,515
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity

	Stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated compre- hensive loss	Accumulated earnings (deficit)	Total stockholders' equity
(in thousands, except exercise prices)	Shares	Amount
Balance as of January 31, 2015	54,802	$5	$157,094	$—	$(13,004)	$144,095
Issuance of common stock:
Exercise of 1,951 options at $0.98 per share	1,951	1	1,914	—	—	1,915
Issuance of common stock	973	—	23,492	—	—	23,492
Stock-based compensation	—	—	5,883	—	—	5,883
Tax benefit on stock options exercised	—	—	11,557	—	—	11,557
Other comprehensive loss, net of tax	—	—	—	(98)	—	(98)
Net income	—	—	—	—	16,613	16,613
Balance as of January 31, 2016	57,726	$6	$199,940	$(98)	$3,609	$203,457
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock units	1,812	—	7,142	—	—	7,142
Stock-based compensation	—	—	8,398	—	—	8,398
Tax benefit on stock options exercised	—	—	16,634	—	—	16,634
Other comprehensive loss, net of tax	—	—	—	(67)	—	(67)
Net income	—	—	—	—	26,376	26,376
Balance as of January 31, 2017	59,538	$6	$232,114	$(165)	$29,985	$261,940
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock units	1,287	—	14,564	—	—	14,564
Stock-based compensation	—	—	14,310	—	—	14,310
Cumulative effect from adoption of ASU 2016-09	—	—	249	—	7,908	8,157
Adoption of ASU 2018-02	—	—	—	(45)	45	—
Other comprehensive loss, net of tax	—	—	—	(59)	—	(59)
Net income	—	—	—	—	47,362	47,362
Balance as of January 31, 2018	60,825	$6	$261,237	$(269)	$85,300	$346,274
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows

	Year ended January 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$47,362	$26,376	$16,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,952	13,186	8,601
Deferred taxes	4,306	(2,891)	(2,178)
Stock-based compensation	14,310	8,398	5,883
Bad debt expense	133	35	24
Amortization of deferred financing costs and loss on other investments	87	68	23
Changes in operating assets and liabilities:
Accounts receivable	(4,734)	(2,728)	(5,174)
Inventories	377	28	5
Other assets	(760)	(1,343)	(107)
Accounts payable	(581)	567	1,011
Accrued compensation	3,827	946	2,475
Accrued liabilities	484	1,729	(383)
Other long-term liabilities	939	1,220	(252)
Net cash provided by operating activities	81,702	45,591	26,541
Cash flows from investing activities:
Purchase of marketable securities	(483)	(379)	(40,291)
Purchase of property and equipment	(5,458)	(3,645)	(2,376)
Purchase of software and capitalized software development costs	(10,380)	(9,030)	(6,896)
Acquisition of intangible member assets	(17,545)	—	(40,489)
Acquisition of a business	(2,882)	—	—
Purchases of other investments	—	—	(500)
Net cash used in investing activities	(36,748)	(13,054)	(90,552)
Cash flows from financing activities:
Proceeds from follow-on offering, net of payments for offering costs	—	—	23,492
Proceeds from exercise of common stock options	14,564	7,142	1,915
Tax benefit from exercise of common stock options	—	16,634	11,557
Deferred financing costs paid	—	—	(317)
Net cash provided by financing activities	14,564	23,776	36,647
Increase (decrease) in cash and cash equivalents	59,518	56,313	(27,364)
Beginning cash and cash equivalents	139,954	83,641	111,005
Ending cash and cash equivalents	$199,472	$139,954	$83,641
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended January 31,
(in thousands)	2018	2017	2016
Supplemental cash flow data:
Interest expense paid in cash	$(203)	$(213)	$(51)
Income taxes paid in cash, net of refunds received	27	863	1,356
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible member assets accrued at period end	1,409	—	—
Purchase price adjustment of acquired intangible members assets	—	—	104
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	—	25	45
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	3	330	127
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders.  On July 24, 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian according to Treasury Regulations section 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each calendar year-end and 4% of the non-passive custodial funds held at each calendar year-end in order to take on additional custodial assets.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements, except for the new accounting pronouncements, which were adopted during the year ended January 31, 2018 as described below.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Principles of consolidation—The consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC and HealthEquity Retirement Services, LLC (collectively referred to as the "Company").
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership that is accounted for using the equity method of accounting. The investment was approximately $206,000 as of January 31, 2018 and is included in other assets on the accompanying consolidated balance sheets.
During the year ended January 31, 2016, the Company purchased an approximate 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company determined there was no significant influence and therefore the investment was accounted for using the cost method of accounting. Under the cost method of accounting, the fair value of an investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The investment was $500,000 as of January 31, 2018 and is included in other assets on the accompanying consolidated balance sheet.
During the year ended January 31, 2017, the Company formed HealthEquity Trust Company, a Wyoming corporation and non-depository trust company, to act as the master custodian of all investment assets held in HSAs administered by the Company.
During the year ended January 31, 2018, the Company formed HealthEquity Retirement Services, LLC, a Delaware limited liability company, to acquire and own the assets of BenefitGuard LLC and provide ERISA plan fiduciary services.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Cash, cash equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents were held in institutions in the U.S. and include deposits in a money market account that was unrestricted as to withdrawal or use.
Marketable securities—Marketable securities consist primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase. Marketable securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. As of January 31, 2018, all marketable securities have been classified as available-for-sale. The Company may sell these securities at any time for use in current operations or for other purposes even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income, net of the related tax effect. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations and comprehensive income.
Accounts receivable—Accounts receivable represent monies due to the Company for monthly service revenue, custodial revenue and interchange revenue. As of January 31, 2018, accounts receivable consisted of $7.9 million of service revenue, $9.0 million of custodial revenue, and $4.7 million of interchange revenue. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of January 31, 2018 and 2017, the Company had allowance for doubtful accounts of $208,000 and $75,000, respectively.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Intangible assets, net—Intangible assets are carried at cost and amortized, typically, on a straight-line basis over their estimated useful lives, which is 3-5 years for capitalized software development costs and acquired technology rights, 10 years for 401(k) customer relationships, or other intangible assets, and 15 years for certain acquired HSA intangible member assets. The acquired intangible member assets are the result of various acquisitions of HSA portfolios. A significant portion of the purchase price from each acquisition has been allocated to the acquired HSA assets, which consists of the contractual rights to administer the activities related to the individual health savings accounts acquired. The Company analyzed the historical attrition and depletion rates of member accounts and determined that an average useful life of 15 years and the use of a straight-line amortization method are appropriate to reflect the pattern over which the economic benefits of existing member assets are realized. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in any of the periods presented in the accompanying consolidated financial statements. See Note 5—Intangible Assets and Goodwill for additional information.
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
Other long-term liabilities—The Company recognizes rental expense for its office lease on a straight-line basis over the lease term. Other long-term liabilities includes deferred rent, which represents the difference between actual operating lease payments due and straight-line rent expense. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense.
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
Capital structure—On July 14, 2014, the Company's board of directors approved an amended and restated certificate of incorporation, pursuant to which the total number of shares of all classes of capital stock that the Company is authorized to issue is 1,000,000,000 shares, including 900,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.0001 per share. The amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware and became effective on August 5, 2014 in connection with the completion of the initial public offering.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Revenue recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. The Company earns revenue primarily from service revenue, custodial revenue, interchange revenue.
The Company earns service revenue from the fees paid by health plan partners, employer partners or individual members for administration services provided in connection with the tax-advantaged HSAs, HRAs and FSAs the Company administers. These fees are generally based on a tiered structure fixed for the duration of the contract agreement with health plan or employer partners, which is typically three to five years. The fees are paid on a monthly basis and revenue is recognized monthly as services are rendered under the Company’s written service agreements. In addition, the Company earns service revenue from fees paid by employer partners and plan participants in connection with plan administrator and named fiduciary services for 401(k) employer sponsors. The fees are paid on a quarterly basis and revenue is recognized in the month in which it is earned.
The Company earns custodial revenue from HSA custodial assets on behalf of its customers. As a non-bank custodian, the Company deposits HSA cash with various custodial financial institutions having contract terms from three to five years and either a fixed or variable interest rate. These deposits are eligible for FDIC insurance for each individual HSA. The Company also invests HSA cash in an annuity contract with a insurance company partner. HSA investment balances are deposited with the custodial investment partner from whom the Company receives an administrative and recordkeeping fee. The Company recognizes this revenue in the month in which it is earned.
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
Cost of revenue—The Company incurs cost of revenue related to servicing member accounts, managing customer and partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, new member and participant supplies and other operating costs of the Company’s related member account servicing departments. Other components of the Company’s cost of revenue sold include interest retained by members on custodial assets held and interchange costs incurred in connection with processing card transactions initiated by members.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

Income tax provision—The Company accounts for income taxes and the related accounts under the liability method as set forth in the authoritative guidance for accounting for income taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company believes that it is more likely than not that all deferred tax assets will be realized as of January 31, 2018.
The Company uses the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes.The Company has also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the Consolidated Statement of Operations and Comprehensive Income. Also, we use the portfolio approach in releasing income tax effects from accumulated other comprehensive income.
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
Asset acquisitions—During the years ended January 31, 2018, the Company acquired the rights to be the custodian of two HSA portfolios and rights to act as sole administrator of one portfolio. During the year ended January 31, 2016, the Company acquired the rights to be the custodian of two HSA portfolios. The purchased group of assets for the transactions did not include workforce or any processes and therefore did not constitute a business. Accordingly, the acquisitions were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The cost of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill. The purchase price was allocated to acquired intangible member assets. Furthermore, transaction costs that are incurred in conjunction with an asset acquisition are allocated to the acquired intangible member assets.
Business combinations—Acquisition-related expenses incurred in conjunction with the acquisition of a business as defined by ASC 805-10 are recognized in earnings in the period in which they are incurred and are included in other expense, net on the consolidated statement of operations. During the years ended January 31, 2018, 2017 and 2016, the Company incurred an expense of $2.2 million, $631,000, and $471,000, respectively, for acquisition-related activity. There were no such business combinations during the years ended January 31, 2017 and 2016.
Concentration of market risk—The Company derives a substantial portion of its revenue from providing services for healthcare accounts. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts could have a material adverse effect on the Company’s results of

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

operations. For the years ended January 31, 2018, 2017 and 2016, no one customer accounted for greater than 10% of revenue or accounts receivable.
Concentration of credit risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains its cash and cash equivalents in bank and other depository accounts, which, at times, may exceed federally insured limits. The Company’s cash and cash equivalents held in banks as of January 31, 2018 was $199.5 million, of which $750,000 was covered by federal depository insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company’s accounts receivable balance as of January 31, 2018 was $21.6 million. The Company has not experienced any significant write-offs to accounts receivable and believes that it is not exposed to significant credit risk with respect to accounts receivable.
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
Recent adopted accounting pronouncements—In February 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives companies the option to reclassify between accumulated other comprehensive income ("AOCI") and retained earnings the income tax rate differential that has become stranded in AOCI as a result of the enactment of the Tax Cuts and Jobs Act and the revaluation of certain deferred tax assets and liabilities at the new federal income tax rate of 21%. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to early adopt this ASU in the fourth quarter of fiscal year 2018. As a result of adopting this standard, the reclassification of the income tax effects of this tax reform resulted in an increase to retained earnings and a decrease to AOCI in the amount of $45,000 related to the decrease in the federal corporate tax rate. The Company's policy is to use the portfolio approach in releasing income tax effects from AOCI.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies to be recognized in the Statement of Operations and Comprehensive Income, which were previously presented as a component of stockholders' equity, on a prospective basis. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. This ASU also requires cash flows related to excess tax benefits to be classified as an operating activity on the statement of cash flows prospectively. Finally, this ASU no longer allows tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted weighted-average common shares outstanding, which results in share-based awards having a more dilutive effect on net income per diluted share.
The Company adopted this ASU during the three months ended April 30, 2017.  As required by the standard, excess tax benefits recognized on stock-based compensation expense are reflected in our consolidated statements of operations and comprehensive income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis.  For the year ended January 31, 2018, the Company recorded excess tax benefits of $14.1 million within our provision for income taxes in the consolidated statements of operations and comprehensive income. In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $8.1 million to our retained earnings as of February 1, 2017.
For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation are classified as operating activities on the consolidated statements of cash flows for year ended January 31, 2018. Prior period classification of cash flows related to excess tax benefits were not adjusted. Further, the Company elected to adopt the forfeiture provisions of this ASU, which allows the Company to account for forfeitures as they occur. The adoption of the forfeiture provisions had no material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The new guidance is required to be applied on a prospective basis. The Company adopted this ASU during the three months ended July 31, 2017. The adoption had no material impact on the Company's consolidated financial statements.
Recent issued accounting pronouncements—On May 28, 2014, the FASB issued ASU 2014-09 and related subsequent amendments, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of the preceding standard is not expected to have a material impact on the Company's revenue.
The Company expects to capitalize incremental contract acquisition costs, such as sales commissions included in sales and marketing expenses in the consolidated statement of operations, and amortize these costs over the average economic life of an HSA Member. The Company's current practice is to expense sales commissions when the member is added to the Company's platform. The Company expects the adoption to have a significant impact on its consolidated financial statements. The Company will use the cumulative effect transition method and does not plan to early adopt these pronouncements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The Company does not plan to early adopt. The Company expects to recognize its unrealized holding gains and losses on its marketable securities in other expense, net on the consolidated statement of operations, rather than through other comprehensive income.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 1. Summary of business and significant accounting policies (continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which updates the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt this ASU during the three months ended April 30, 2018 and believes the adoption of this ASU will have an immaterial impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. This ASU is effective for fiscal years beginning December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however, it believes the adoption this ASU will not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about changes to the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Year ended January 31,
	2018	2017	2016
Numerator (basic and diluted):
Net income	$47,362	$26,376	$16,613
Denominator (basic):
Weighted-average common shares outstanding	60,304	58,615	56,719
Denominator (diluted):
Weighted-average common shares outstanding	60,304	58,615	56,719
Weighted-average dilutive effect of stock options and restricted stock units	1,550	1,279	2,144
Weighted-average common shares outstanding	61,854	59,894	58,863
Net income per share:
Basic	$0.79	$0.45	$0.29
Diluted	$0.77	$0.44	$0.28

For the years ended January 31, 2018, 2017 and 2016, approximately 602,000,1.4 million, and 791,000 shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities as of January 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$199,472	$—	$—	$199,472
Marketable securities:
Mutual funds	41,153	270	(626)	40,797
Total cash, cash equivalents and marketable securities	$240,625	$270	$(626)	$240,269
Cash, cash equivalents and marketable securities as of January 31, 2017 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,954	$—	$—	$139,954
Marketable securities:
Mutual funds	40,670	207	(472)	40,405
Total cash, cash equivalents and marketable securities	$180,624	$207	$(472)	$180,359
The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of January 31, 2018:

(in thousands)	Cost basis	Fair value
One year or less	$25,664	$25,590
Over one year and less than five years	15,489	15,207
Total	$41,153	$40,797
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of January 31, 2018. As of January 31, 2018, marketable securities with an unrealized loss position for more than twelve consecutive months were as follows:

	Less than one year		Greater than one year
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses
Mutual funds	$25,590	$(243)	$15,207	$(383)

Note 4. Property and equipment
Property and equipment consisted of the following as of January 31, 2018 and 2017:

(in thousands)	January 31, 2018	January 31, 2017
Leasehold improvements	$2,292	$860
Furniture and fixtures	4,785	3,129
Computer equipment	8,174	7,194
Property and equipment, gross	15,251	11,183
Accumulated depreciation	(7,415)	(6,013)
Property and equipment, net	$7,836	$5,170
Depreciation expense for the years ended January 31, 2018, 2017 and 2016 was $2.8 million, $2.0 million and $1.5 million, respectively.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 5. Intangible assets and goodwill
Asset acquisitions
During the year ended January 31, 2018, the Company acquired the right to act as custodian of a portfolio of HSA Members for $6.4 million. The cost, including transaction costs, was allocated to acquired intangible member assets as of January 31, 2018. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets are being amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the year ended January 31, 2018, the Company acquired the rights to be the sole administrator of a portfolio of HSA Members for $3.3 million.
During the year ended January 31, 2018, the Company acquired the right to act as custodian of a portfolio of HSA Members for $9.3 million, of which $8.0 million cash had been paid as of January 31, 2018. The remaining $1.3 million relates to a contingent payment that may be earned upon the achievement of certain targets. The cost, including transaction costs, was allocated to acquired intangible member assets. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets are being amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the year ended January 31, 2016, the Company acquired the rights to be custodian of the Bancorp and M&T HSA portfolios for $34.2 million and $6.2 million, respectively. The costs, including transaction costs, were allocated to acquired intangible member assets as of January 31, 2016. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets are being amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
Acquisition of a business
To increase its product offering, during the year ended January 31, 2018, the Company acquired the assets of BenefitGuard LLC, pursuant to a definitive asset purchase agreement, for a purchase price of $2.9 million cash. BenefitGuard LLC is a 401(k) provider that offers plan administrator and named fiduciary services for 401(k) employer sponsors. The Company accounted for the acquisition of assets of BenefitGuard LLC as an acquisition of a business under ASC 805. The preliminary purchase price allocation resulted in customer relationships, or other intangible assets, of $2.9 million. The Company has determined the other intangible assets to have a useful life of 10 years. The asset will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits will be realized. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated statement of operations for the year ended January 31, 2018.
Software development
During the years ended January 31, 2018, 2017 and 2016, the Company capitalized software development costs of $8.1 million, $7.7 million and $5.6 million, respectively, related to significant enhancements and upgrades to its proprietary system.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 5. Intangible assets and goodwill (continued)
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2018 and January 31, 2017:

(in thousands)	January 31, 2018	January 31, 2017
Amortized intangible assets:
Capitalized software development costs	$31,993	$23,925
Software	8,863	7,041
Other intangible assets	2,882	—
Acquired intangible member assets	83,915	64,962
Intangible assets, gross	127,653	95,928
Accumulated amortization	(44,018)	(30,908)
Intangible assets, net	$83,635	$65,020
During the years ended January 31, 2018, 2017 and 2016, the Company expensed a total of $12.2 million, $10.0 million and $7.6 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the years ended January 31, 2018, 2017 and 2016 was $13.2 million, $11.2 million and $7.1 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2019	$13,290
2020	10,821
2021	7,705
2022	6,011
2023	5,883
Thereafter	39,925
Total	$83,635
All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the years ended January 31, 2018 and 2017.
Note 6. Commitments and contingencies
Property, colocation, equipment, and license agreements—The Company leases office space, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. Future minimum lease payments required under non-cancelable obligations as of January 31, 2018 are as follows:

Year ending January 31, (in thousands)	Office lease	Other agreements	Total
2019	$3,904	$2,312	$6,216
2020	3,848	2,069	5,917
2021	4,096	2,134	6,230
2022	4,198	1,460	5,658
2023	4,303	4	4,307
Thereafter	17,034	—	17,034
Total	$37,383	$7,979	$45,362
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
On May 31, 2017, the Company entered into an amendment to its lease agreement, dated May 15, 2015, to expand its current office space. The term of the lease commenced on January 1, 2018 and will expire on March 31, 2027. The Company will be responsible for payment of taxes and operating expenses for its portion of the building, in addition to an annual base rent in the initial amount of approximately $513,000, with annual increases ranging from 2.5% to 3.1%.
Lease expense for office space for the years ended January 31, 2018, 2017 and 2016 totaled $4.3 million, $3.3 million and $2.1 million, respectively. Expense for other agreements for the years ended January 31, 2018, 2017 and 2016 totaled $460,000, $307,000 and $249,000, respectively.
Data storage and equipment lease obligations—The data storage and equipment leases relate to our offsite data storage facility and office equipment leases. All of these leases expire during the year ended January 31, 2020.
Telephony services—The telephony service agreement relates to our 24/7/365 member support center. The agreement expires in September 2019.
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
If the processing agreement is terminated prior to December 31, 2020, the Company is required to pay the vendor a termination fee, equal to 75% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account on-boarding incentive fee.
For each of the years ended January 31, 2018, 2017 and 2016, the Company exceeded the minimum amounts required under the agreement.
The Company has an agreement with an entity for access to its software. The agreement contains minimum required payments.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 6. Commitments and contingencies (continued)

Litigation—The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no material pending or threatened legal proceedings as of January 31, 2018 and 2017.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of January 31, 2018.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement will range from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company pays a commitment fee ranging from 0.20% to 0.30% on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter. During the years ended January 31, 2018 and 2017, the Company incurred $274,000 and $275,000, respectively, of interest expense associated with the Credit Agreement.
The Company's material subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees are secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of January 31, 2018.
In connection with the Credit Agreement, the Company incurred $317,000 in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.

Note 8. Income taxes
The Income tax provision consisted of the following:

	Year ended January 31,
(in thousands)	2018	2017	2016
Current:
Federal	$392	$14,848	$9,876
State	130	1,823	1,226
Total current tax provision	$522	$16,671	$11,102
Deferred:
Federal	$4,068	$(2,308)	$(1,772)
State	237	(619)	(389)
Total deferred tax (benefit) provision	$4,305	$(2,927)	$(2,161)
Total income tax provision	$4,827	$13,744	$8,941

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

Total income tax provision differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income tax provision as a result of the following:

	Year ended January 31,
(in thousands)	2018	2017	2016
Federal income tax provision at the statutory rate	$17,744	$13,641	$8,688
State income tax provision, net of federal tax benefit	1,241	742	541
Non-deductible or non-taxable items	143	87	56
Excess tax benefits on stock-based compensation expense, net	(14,136)	—	—
Federal research and development credit	(729)	(907)	(371)
Deferred tax rate adjustment due to tax reform	458	—	—
Current statutory rate differential due to tax reform	(308)	—	—
Change in uncertain tax position reserves, net of indirect benefits	191	246	96
Other items, net	223	(65)	(69)
Total income tax provision	$4,827	$13,744	$8,941
The Company's effective income tax rate for the years ended January 31, 2018, 2017 and 2016 was 9.2%, 34.3%, and 35.0%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The decrease in the effective tax rate for the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily the result of excess tax benefits on stock-based compensation expense. The decrease in the effective tax rate for the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily the result of an increase in research and development credits.
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a reduction of the statutory corporate income tax rate from a top rate of 35% to 21% effective January 1, 2018. The Company is subject to federal and state income taxes in the United States based on a calendar year which differs from its January fiscal year-end for financial reporting purposes. For purposes of reconciling the total income tax provision for the fiscal year, the Company applied a federal statutory rate of 34% for the entire fiscal year as this is the rate that applies for the tax year ending December 31, 2017 which comprises 11 months of the fiscal year. Because a 21% federal statutory rate applies for the one month ending January 31, 2018, a reconciling item has been included in the tax rate reconciliation table above to adjust for the statutory rate reduction that applies to this one-month period. This resulted in a reduction to the income tax provision of $308,000.
Given the significance of the Tax Cuts and Jobs Act, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one-year “measurement period” from the date of enactment date of the Tax Cuts and Jobs Act. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.
The Company remeasured certain deferred tax assets and liabilities as of December 31, 2017 based on rates at which they are expected to reverse in the future, which is generally the new corporate income tax rate of 21% as enacted by the Tax Cuts and Jobs Act. However, the Company's analysis is incomplete as we are still analyzing certain aspects of the Act and refining our calculations, including state conformity and the impact of state tax rates

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

on deferred tax balances, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Based on the best information available, the provisional amount recorded related to the remeasurement of the Company's deferred tax balance resulted in a decrease in net deferred tax assets of $458,000, with a corresponding increase to the income tax provision during the year ending January 31, 2018. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the enacted tax law changes and as additional future guidance on the effects of the Tax Cuts and Jobs Act is made available.
Other significant provisions of the Tax Cuts and Jobs Act are effective as of January 1, 2018, including, but not limited to: the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, changes in the deductibility of certain meals and entertainment business expenses, and changes in the deductibility of certain excessive employee remuneration. The Company has applied these provisions to its current income tax provision as it relates to its tax return period beginning January 1, 2018 using reasonable interpretations and available guidance. Further guidance or technical corrections may affect the Company's estimates and the application of these provisions on its income tax provision.
Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2018	January 31, 2017
Deferred tax assets:
Accrued bonuses	$489	$499
Other accrued liabilities	572	559
Deferred rent	520	364
Stock compensation	5,316	5,061
Net operating loss carryforward	666	84
Research and development credits	2,882	2,225
AMT credits	857	548
Other, net	286	449
Total gross deferred tax assets	$11,588	$9,789
Deferred tax liabilities:
Fixed assets: depreciation and gain/loss	$(1,170)	$(902)
Intangibles: amortization	(4,830)	(7,252)
Other, net	(127)	(57)
Total gross deferred tax liability	(6,127)	(8,211)
Net deferred tax asset	$5,461	$1,578
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize its deferred tax assets. Therefore, no valuation allowance was required as of January 31, 2018.
As of January 31, 2018, the Company had recorded gross federal and state net operating loss carryforwards of $2.6 million and $2.1 million, respectively, which begin to expire at various intervals between tax years ending December 31, 2025 and December 31, 2036. As of January 31, 2018, the Company also had federal and state research and development carryforwards of $2.6 million and $1.5 million, respectively, which expire beginning with the tax year ending December 31, 2019 and 2024, respectively, and federal and state alternative minimum tax credit carryforwards of $856,000 and $2,000, respectively. The state AMT credits do not expire. As a result of the Tax Cuts and Jobs Act, the federal alternative minimum tax was repealed. A provision was enacted which allows the Company to utilize or refund 100% of the remaining AMT credits no later than its tax year beginning in 2021. The

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 8. Income taxes (continued)

Company expects to utilize its AMT credits against income tax in future periods; as a result, the credits have remained classified as deferred tax assets as of January 31, 2018.
As of January 31, 2018 and 2017, the gross unrecognized tax benefit was $889,000 and $674,000, respectively. If recognized, $811,000 and $572,000 of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2018 and 2017, respectively. Total gross unrecognized tax benefits increased by $215,000 in the period from January 31, 2017 to January 31, 2018. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2018	January 31, 2017
Gross unrecognized tax benefits at beginning of year	$674	$393
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	—	—
Decreases as a result of tax positions taken during a prior period	—	—
Increases as a result of tax positions taken during the current period	215	281
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	—	—
Gross unrecognized tax benefits at end of year	$889	$674
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

(in thousands)	January 31, 2018	January 31, 2017
Total gross unrecognized tax benefits	$889	$674
Amounts netted against related deferred tax assets	(889)	(674)
Unrecognized tax benefits recorded on the consolidated balance sheet	$—	$—
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other expense in the statement of operations. During the years ended January 31, 2018, 2017, and 2016, respectively, the Company recorded a decrease of $0, $0 and $8,000 in interest and penalties related to unrecognized tax benefits. As of January 31, 2018 and 2017, no accrued interest and penalties were recorded.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2018	2017	2016
Cost of revenue	$2,594	$1,780	$1,088
Sales and marketing	2,030	914	903
Technology and development	3,318	1,903	1,014
General and administrative	6,368	3,801	2,878
Total stock-based compensation expense	$14,310	$8,398	$5,883
Stock options
The Company currently grants stock options under the 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock options to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock.
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2018, 1.8 million shares were available for grant under the Incentive Plan.
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
Under Topic 718, the Company uses the Black-Scholes option pricing model as the method of valuation for stock-based awards. The determination of the fair value of stock-based awards on the date of grant is affected by the fair value of the stock as well as assumptions regarding a number of complex and subjective variables. The variables include, but are not limited to, 1) the expected life of the option, 2) the expected volatility of the fair value of the Company's common stock over the term of the award estimated by averaging the published volatilities of a relative peer group, 3) risk-free interest rate, and 4) expected dividends.
The key input assumptions that were utilized in the valuation of the stock options granted during the years ended January 31, 2018, 2017 and 2016 are as follows:

Year ended January 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Expected stock price volatility	37.79% - 38.01%	38.01% - 38.37%	38.29% - 40.29%
Risk-free interest rate	1.18% - 2.07%	1.18% - 2.18%	1.47% - 1.80%
Expected life of options	4.50 - 6.25 years	4.50 - 6.25 years	5.43 - 6.25 years

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

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
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2017	4,716	$0.10 - 44.53	$18.36	7.60	$131,529
Granted	420	$41.28 - 51.44	$42.72
Exercised	(1,272)	$0.10 - 46.40	$11.45
Forfeited	(165)	$3.50 - 46.40	$33.39
Outstanding as of January 31, 2018	3,699	$0.10 - 51.44	$22.83	7.26	$102,796
Vested and expected to vest as of January 31, 2018	3,699		$22.83	7.26	$102,796
Exercisable as of January 31, 2018	1,125		$16.57	6.49	$38,319
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
A summary of stock options granted and exercised is as follows:

	Year ended January 31,
(in thousands, except weighted-average fair value)	2018	2017	2016
Stock options granted	420	1,399	1,093
Weighted-average fair value at date of grant	$42.72	$28.85	$27.34
Total intrinsic value of stock options exercised	$44,823	$50,094	$51,773
As of January 31, 2018 and 2017, 1.1 million and 1.5 million of all outstanding options were exercisable, respectively. The options are valued at their estimated fair market value as of the date of the grant.
As of January 31, 2018, the weighted-average vesting period of non-vested stock-options expected to vest approximates 2.0 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods approximates $17.6 million.
Performance options. During the year ended January 31, 2015, the Company granted 1.5 million performance-based stock options, respectively, to certain key team members under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance-based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the year ended January 31, 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019. During the year ended January 31, 2016, the

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Stock-based compensation (continued)
Company achieved the $34.5 million Adjusted EBITDA performance criteria and as such, 10% of the performance-based stock options outstanding as of January 31, 2016 became vested. During the year ended January 31, 2017, the Company achieved the annual growth rate of Adjusted EBITDA per share of common stock of 30% and as such 20% of the performance-based stock options outstanding as January 31, 2017 became vested. Subsequent to the year ended January 31, 2017, the two remaining vesting criteria were amended to vest based upon the attainment of a compound annual growth rate of Adjusted EBITDA per share of common stock of 35% as compared to the year ended January 31, 2016 Adjusted EBTIDA target of $34.5 million, or $0.61 per common share. During the year ended January 31, 2018, the Company achieved the third performance criteria and as such 30% of the performance-based stock options outstanding as of January 31, 2018 became vested.
During the years ended January 31, 2018, 2017 and 2016, the Company recorded compensation expense of $1.4 million, $1.7 million and $2.5 million, respectively, related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA targets, and Adjusted EBITDA per common share growth rates.
Restricted stock units
The Company grants restricted stock units ("RSUs") to certain team members, officers, and directors under the 2014 Equity Incentive Plan. RSUs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. Stock-based compensation expense related to RSUs, excluding PRSUs, for the years ended January 31, 2018 and 2017 was $3.3 million and $233,000, respectively.
Performance restricted stock units. In March 2017, the Company awarded 146,964 performance-based RSUs ("PRSUs") with an estimated grant date fair value of $6.1 million. Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2020. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. The Company believes it is probably that the PRSUs will vest at least in part. The vesting of PRSUs will ultimately range from 0% to 150% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals. During the year ended January 31, 2018, the Company recorded compensation expense of $1.8 million related to PRSUs.
A summary of all restricted stock unit activity is as follows:

(in thousands, except weight-average grant date fair value)	Shares	Weighted-average grant date fair value
Unvested at January 31, 2017	10	$26.93
Granted	468	44.61
Vested	(15)	36.74
Forfeitures	(12)	46.41
Unvested at January 31, 2018	451	$44.10

Total unrecorded stock-based compensation expense as of January 31, 2018 associated with RSUs, including PRSUs, was $15.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Note 10. Fair value
Fair value measurements—Fair value measurements are made at a specific point in time, based on relevant market information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 10. Fair value (Continued)

obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The following tables summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,797	$—	$—

	January 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,405	$—	$—

The carrying value of financial instruments including cash and cash equivalents and certain non-trade receivables approximate fair values as of January 31, 2018 due to the short-term nature of these instruments. The Company has classified cash and cash equivalents as Level 1 and certain non-trade receivables as Level 2 in the fair value hierarchy.

Note 11. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All team members over the age of 21 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer contributions vest 25% each year of employment. 401(k) plan administrative expense was $25,000, $15,000 and $16,000 for the years ended January 31, 2018, 2017 and 2016, respectively. Employer matching contribution expense was $1.4 million, $916,000 and $626,000 for the years ended January 31, 2018, 2017 and 2016, respectively.
Beginning on January 1, 2017, the Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $110,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $1.7 million as of January 31, 2018.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 12. Supplementary quarterly financial data (unaudited)

	Three months ended
(in thousands, except for per share amounts)	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Total revenue	$60,436	$56,789	$56,879	$55,421
Total cost of revenue	28,790	23,062	21,077	21,680
Gross profit	31,646	33,727	35,802	33,741
Total operating expenses	23,212	20,165	19,307	17,814
Total other expense	(1,706)	(395)	(38)	(90)
Income tax provision (benefit)	823	2,685	(489)	1,808
Net income	$5,905	$10,482	$16,946	$14,029
Net income per share:
Basic (1)	$0.10	$0.17	$0.28	$0.23
Diluted (1)	$0.09	$0.17	$0.27	$0.23

	Three months ended
(in thousands, except for per share amounts)	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Total revenue	$46,814	$43,358	$44,185	$44,013
Total cost of revenue	22,585	17,467	15,631	16,332
Gross profit	24,229	25,891	28,554	27,681
Total operating expenses	18,048	16,849	15,815	14,431
Total other expense	(158)	(256)	(37)	(641)
Income tax provision	1,961	2,778	4,469	4,536
Net income	$4,062	$6,008	$8,233	$8,073
Net income per share:
Basic	$0.07	$0.10	$0.14	$0.14
Diluted (1)	$0.07	$0.10	$0.14	$0.14
(1) Net income per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, management concluded the Company’s internal control over financial reporting was effective as of January 31, 2018.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has also audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information
None.

PART III.

Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2018 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2018 Annual Meeting of Stockholders is incorporated by reference to our 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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

Item 11. Executive compensation

The information required by this Item 11 of Form 10-K is incorporated by reference in our 2018 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this Item 12 of Form 10-K is incorporated by reference in our 2018 Proxy Statement.

Item 13. Certain relationships and related transactions, and director independence

The information required by this Item 13 of Form 10-K is incorporated by reference in our 2018 Proxy Statement.

Item 14. Principal accounting fees and services

The information required by this Item 14 of Form 10-K is incorporated by reference in our 2018 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-196645	3.2	July 16, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-196645	3.4	July 16, 2014
4.1	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.2	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Director Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.7	June 10, 2014
10.8†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.9†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2014.	S-1	333-196645	10.12	June 10, 2014
10.11†	HealthEquity, Inc. Executive Bonus Plan for the year ended January 31, 2015.	S-1	333-196645	10.13	July 16, 2014
10.12†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.13†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.14†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.15†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.16†	Non-Employee Director Compensation Policy.	S-1	333-196645	10.27	July 16, 2014
10.17	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.18	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.19†	Employment Agreement, dated July 1, 2015, by and between the Registrant and Jon Soldan.	10-Q	001-36568	10.1	September 10, 2015
10.20†	Offer letter to Robert W. Selander, dated September 28, 2015.	8-K	001-36568	10.1	September 30, 2015

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.21	Credit Agreement, dated as of September 30, 2015, by HealthEquity, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36568	10.1	October 6, 2015
10.22	Asset Purchase Agreement, dated as of October 23, 2015, by and between The Bancorp Bank and HealthEquity, Inc.	8-K	001-36568	10.1	October 26, 2015
10.23	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.24	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.25+	Amended and Restated Non-Employee Director Compensation Policy.
21.1	List of Subsidiaries.	10-Q	001-36568	21.1	June 8, 2017
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 28th day of March, 2018.

HEALTHEQUITY, INC.
Date: March 28, 2018	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

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

Date: March 28, 2018	By:	/s/ Robert W. Selander
	Name:	Robert W. Selander
	Title:	Chairman of the Board, Director

Date: March 28, 2018	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2018	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2018	By:	/s/ Frank A. Corvino
	Name:	Frank A. Corvino
	Title:	Director

Date: March 28, 2018	By:	/s/ Adrian T. Dillon
	Name:	Adrian T. Dillon
	Title:	Director

Date: March 28, 2018	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 28, 2018	By:	/s/ Frank T. Medici
	Name:	Frank T. Medici
	Title:	Director

Date: March 28, 2018	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 28, 2018	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 28, 2018	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director