Form 10-Q
period 2018-04-30
HEALTHEQUITY INC
filed 2018-06-07
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018
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

As of May 31, 2018, there were 62,046,047 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	April 30, 2018	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$228,945	$199,472
Marketable securities, at fair value	40,890	40,797
Total cash, cash equivalents and marketable securities	269,835	240,269
Accounts receivable, net of allowance for doubtful accounts as of April 30, 2018 and January 31, 2018 were $229 and $208, respectively	23,022	21,602
Inventories	177	215
Other current assets	10,730	3,310
Total current assets	303,764	265,396
Property and equipment, net	8,626	7,836
Intangible assets, net	82,148	83,635
Goodwill	4,651	4,651
Deferred tax asset	616	5,461
Other assets	18,226	2,180
Total assets	$418,031	$369,159
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,112	$2,420
Accrued compensation	7,640	12,549
Accrued liabilities	6,402	5,521
Total current liabilities	17,154	20,490
Long-term liabilities
Other long-term liabilities	2,466	2,395
Deferred tax liability	1,437	—
Total long-term liabilities	3,903	2,395
Total liabilities	21,057	22,885
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 61,788 and 60,825 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	6	6
Additional paid-in capital	276,440	261,237
Accumulated other comprehensive loss	—	(269)
Accumulated earnings	120,528	85,300
Total stockholders’ equity	396,974	346,274
Total liabilities and stockholders’ equity	$418,031	$369,159
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended April 30,
	2018	2017
Revenue:
Service revenue	$24,821	$22,487
Custodial revenue	28,434	19,319
Interchange revenue	16,649	13,615
Total revenue	69,904	55,421
Cost of revenue:
Service costs	18,047	15,575
Custodial costs	3,439	2,801
Interchange costs	4,062	3,304
Total cost of revenue	25,548	21,680
Gross profit	44,356	33,741
Operating expenses:
Sales and marketing	6,860	4,621
Technology and development	7,979	6,242
General and administrative	7,507	5,868
Amortization of acquired intangible assets	1,470	1,083
Total operating expenses	23,816	17,814
Income from operations	20,540	15,927
Other expense:
Other expense, net	(1)	(90)
Total other expense	(1)	(90)
Income before income taxes	20,539	15,837
Income tax provision (benefit)	(2,038)	1,808
Net income	$22,577	$14,029
Net income per share:
Basic	$0.37	$0.23
Diluted	$0.36	$0.23
Weighted-average number of shares used in computing net income per share:
Basic	61,170	59,720
Diluted	62,693	61,400
Comprehensive income:
Net income	$22,577	$14,029
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	—	(26)
Comprehensive income	$22,577	$14,003
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$22,577	$14,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,520	3,482
Unrealized losses on marketable securities and other	102	41
Deferred taxes	1,989	3,218
Stock-based compensation	4,239	3,010
Changes in operating assets and liabilities:
Accounts receivable	(1,420)	(1,987)
Inventories	38	63
Other assets	(5,471)	(1,207)
Accounts payable	87	(1,545)
Accrued compensation	(4,909)	(4,397)
Accrued liabilities	881	625
Other long-term liabilities	71	244
Net cash provided by operating activities	22,704	15,576
Cash flows from investing activities:
Purchases of marketable securities	(180)	(109)
Purchases of property and equipment	(1,121)	(1,437)
Purchases of software and capitalized software development costs	(2,097)	(2,728)
Net cash used in investing activities	(3,398)	(4,274)
Cash flows from financing activities:
Proceeds from exercise of common stock options	10,167	3,829
Net cash provided by financing activities	10,167	3,829
Increase in cash and cash equivalents	29,473	15,131
Beginning cash and cash equivalents	199,472	139,954
Ending cash and cash equivalents	$228,945	$155,085
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$491	$133
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	117	141
Exercise of common stock options receivable	797	—
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
Principles of consolidation
The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC and HealthEquity Retirement Services, LLC (collectively referred to as the "Company").
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry; this partnership interest is accounted for using the equity method of accounting. The investment was approximately $0.1 million as of April 30, 2018 and is included in other assets on the accompanying condensed consolidated balance sheet.
The Company has a 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting to account for the investment. The investment was $0.5 million as of April 30, 2018 and is included in other assets on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2018 and for the three months ended April 30, 2018 and 2017 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2018. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Recent adopted accounting pronouncements
Adoption of ASC 606
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU and related subsequent amendments replaces most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method (modified retrospective method).
The Company adopted ASC 606 on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The Company recorded the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of the preceding standard did not have a material impact on the Company's revenue for the three months ended April 30, 2018.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Effective February 1, 2018, the Company capitalizes incremental contract acquisition costs, such as sales commissions, previously included in sales and marketing expenses in the condensed consolidated statement of operations, and amortizes these costs over the average economic life of an HSA Member. The Company's prior practice was to fully expense sales commissions when the HSA Member was added to the Company's platform.
The cumulative effect of the changes made to the Company's condensed consolidated balance sheet as of February 1, 2018 for the adoption of ASC 606 is as follows:

(in thousands)	January 31, 2018	Adjustments	February 1, 2018
Other current assets	$3,310	$1,366	$4,676
Deferred tax asset	5,461	(4,187)	1,274
Other assets	2,180	15,847	18,027
Deferred tax liability	—	18	18
Accumulated earnings	$85,300	$13,008	$98,308
The impact of adoption on the Company's condensed consolidated statement of operations for the three months ended April 30, 2018 is as follows:

(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Sales and marketing	$6,860	$7,170	$(310)
Income from operations	20,540	20,230	310
Income tax benefit	(2,038)	(2,135)	97
Net income	$22,577	$22,364	$213
The impact of adoption on the Company's condensed consolidated balance sheet as of April 30, 2018 is as follows:

(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Other current assets	$10,730	$9,348	$1,382
Deferred tax asset	616	3,453	(2,837)
Other assets	18,226	2,114	16,112
Deferred tax liability	1,437	—	1,437
Accumulated earnings	$120,528	$107,307	$13,221
Disaggregation of revenue. The Company's primary sources of revenue are service, custodial, and interchange revenue and are disclosed in the condensed consolidated statements of operations. All of the Company's sources of revenue are deemed to be revenue contracts with customers. Each revenue source is affected differently by economic factors as it relates to the nature, amount, timing and uncertainty.
Costs to obtain or fulfill a contract. ASC 606 requires capitalizing the costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commissions paid to sales team members as a result of obtaining contracts are recoverable, the Company recorded a $17.2 million cumulative catch-up capitalized asset on February 1, 2018. As of April 30, 2018, the net amount capitalized as contract costs was $17.5 million, which is included in other current assets and other assets.
In order to determine the amortization period for sales commissions contract costs, the Company applied the portfolio approach. Accordingly, the amortization period of the assets has been determined to be the average economic life of an HSA Member and 401(k) customer relationship, which is estimated to be 15 years and 10 years, respectively. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the condensed consolidated statement of operations.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Performance obligations. ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Amounts excluded are not significant to the Company's condensed consolidated statements of operations.
Service revenue. The Company hosts its platform, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company will continue to recognize service revenue on a monthly basis as it transfers control and satisfies its performance obligations.
Custodial revenue. The Company deposits custodial cash and investment assets at federally-insured custodial depository partners and with an investment partner. The deposit of funds represents a service that is simultaneously received and consumed by the custodial depository bank partners and investment partner. The Company will continue to recognize custodial revenue each month based on the amount received by its custodial bank partners and investment partners.
Interchange revenue. The Company satisfies its interchange performance obligation each time payments are made with our cards via payment networks. The Company will continue to recognize interchange revenue in the month the payment transaction occurs.
Contract balances. The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company's deferred revenue as of April 30, 2018 and January 31, 2018 was $0.7 million and $0.5 million, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement. The Company expects to satisfy its remaining obligations for this arrangement.
Significant judgments. The Company makes no significant judgments in determining the amount or timing of revenue recognition. The Company has estimated the average economic life of an HSA Member and a 401(k) customer relationship to be 15 years and 10 years, respectively, and which has been determined to be the amortization period for the capitalized sales commissions contract costs.
Practical expedients. The Company has applied the practical expedient which allows an entity to account for incremental costs of obtaining a contract at a portfolio level. The Company has also applied the practical expedient to recognized incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
Adoption of ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU 2016-01. The amendments in these updates revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted these ASUs on February 1, 2018 using the modified retrospective method. The Company recorded the cumulative effect as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period.The cumulative effect of the changes made to the Company's condensed consolidated balance sheet as of February 1, 2018 due to the adoption of ASU 2016-01 were as follows:

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

(in thousands)	January 31, 2018	Adjustments	February 1, 2018
Deferred tax asset	$5,461	$(87)	$5,374
Accumulated other comprehensive loss	$(269)	$269	$—
Accumulated earnings	$85,300	$(356)	$84,944
This ASU also eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. The Company adopted this provision on a prospective basis as it relates to its 2% ownership interest in a limited partnership and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer or impairment will be recorded through net income in the period incurred.
The impact of the adoption on the Company's condensed consolidated financial statements as of and for the three months ended April 30, 2018 was not significant.
Adoption of ASU 2018-02
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives companies the option to reclassify between accumulated other comprehensive income ("AOCI") and retained earnings the income tax rate differential that has become stranded in AOCI as a result of the enactment of the Tax Cuts and Jobs Act and the revaluation of certain deferred tax assets and liabilities at the new federal income tax rate of 21%. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2018. As a result of adopting this standard, the reclassification of the income tax effects of this tax reform during the year ended January 31, 2018 resulted in an increase to retained earnings and a decrease to AOCI in the amount of $45,000 related to the decrease in the federal corporate income tax rate. The Company's policy is to use the portfolio approach in releasing income tax effects from AOCI.
Adoption of ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which updates the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the three months ended April 30, 2018. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.
Adoption of ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the three months ended April 30, 2018. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.
Adoption of ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about changes to the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the three months ended April 30, 2018, and prospectively will apply this standard to awards modified on or after the adoption date. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Recent issued accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. This ASU is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. The Company does not plan to early adopt and is currently evaluating the potential effect of this ASU on the consolidated financial statements.
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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended April 30,
	2018	2017
Numerator (basic and diluted):
Net income	$22,577	$14,029
Denominator (basic):
Weighted-average common shares outstanding	61,170	59,720
Denominator (diluted):
Weighted-average common shares outstanding	61,170	59,720
Weighted-average dilutive effect of stock options and restricted stock units	1,523	1,680
Diluted weighted-average common shares outstanding	62,693	61,400
Net income per share:
Basic	$0.37	$0.23
Diluted	$0.36	$0.23
For the three months ended April 30, 2018 and 2017, approximately 0.2 million and 0.6 million shares, respectively, attributable to stock options, restricted stock units, and restricted stock awards were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities as of April 30, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$228,945	$—	$—	$228,945
Marketable securities:
Mutual funds	41,334	286	(730)	40,890
Total cash, cash equivalents and marketable securities	$270,279	$286	$(730)	$269,835
Cash, cash equivalents and marketable securities as of January 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$199,472	$—	$—	$199,472
Marketable securities:
Mutual funds	41,153	270	(626)	40,797
Total cash, cash equivalents and marketable securities	$240,625	$270	$(626)	$240,269
The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of April 30, 2018:

(in thousands)	Cost basis	Fair value
One year or less	$25,767	$25,658
Over one year and less than five years	15,567	15,232
Total	$41,334	$40,890
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of April 30, 2018.
Unrealized loss recognized during the three months ended April 30, 2018 for marketable securities held as of April 30, 2018 was $0.1 million.

Note 4. Property and equipment
Property and equipment consisted of the following as of April 30, 2018 and January 31, 2018:

(in thousands)	April 30, 2018	January 31, 2018
Leasehold improvements	$3,282	$2,292
Furniture and fixtures	4,617	4,785
Computer equipment	8,381	8,174
Property and equipment, gross	16,280	15,251
Accumulated depreciation	(7,654)	(7,415)
Property and equipment, net	$8,626	$7,836
Depreciation expense for the three months ended April 30, 2018 and 2017 was $0.8 million and $0.6 million, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Intangible assets and goodwill
During the three months ended April 30, 2018 and 2017, the Company capitalized software development costs of $2.1 million and $2.2 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of April 30, 2018 and January 31, 2018:

(in thousands)	April 30, 2018	January 31, 2018
Amortized intangible assets:
Capitalized software development costs	$34,050	$31,993
Software	3,764	8,863
Other intangible assets	2,882	2,882
Acquired intangible member assets	83,915	83,915
Intangible assets, gross	124,611	127,653
Accumulated amortization	(42,463)	(44,018)
Intangible assets, net	$82,148	$83,635
During the three months ended April 30, 2018 and 2017, the Company expensed a total of $3.2 million and $2.8 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended April 30, 2018 and 2017 was $3.7 million and $2.8 million, respectively.
There were no changes to the goodwill carrying value during the three months ended April 30, 2018 and 2017.
Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, telephony services, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2018 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2018, and did not change materially during the three months ended April 30, 2018.
Lease expense for office space for the three months ended April 30, 2018 and 2017 was $1.3 million and $1.1 million, respectively. Expense for other lease agreements for the three months ended April 30, 2018 and 2017 was $0.1 million and $0.1 million, respectively.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement") that provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of April 30, 2018.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of April 30, 2018.
Note 8. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended April 30, 2018, the Company recorded an income tax benefit of $2.0 million. The resulting effective income tax rate was a benefit of 9.9%, compared with an effective income tax expense rate of 11.4% for the the three months ended April 30, 2017. For the three months ended April 30, 2018 and April 30, 2017, the net impact of discrete tax items caused a 31.8 and 24.8 percentage point decrease, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes in the condensed consolidated statements of income. The decrease in the effective income tax rate from the same period last year is primarily due to an increase in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes, the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018, and an increase in federal and state research and development tax credits.
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21%, among other provisions. In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 (“SAB 118”), registrants were able to record provisional amounts during a one-year “measurement period” from the enactment date of the Tax Cuts and Jobs Act. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
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
The Company remeasured certain deferred tax assets and liabilities as of December 31, 2017 based on rates at which they are expected to reverse in the future, which is generally the new corporate income tax rate of 21% as enacted by the Tax Cuts and Jobs Act. However, the Company's analysis is incomplete as it is still analyzing certain aspects of the Act and refining its calculations, including state conformity and the impact of state tax rates on deferred tax balances, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Based on the best information available, the provisional amount recorded related to the remeasurement of the Company's deferred tax balances resulted in a decrease in net deferred tax assets of $0.5 million during the year ended January 31, 2018. As of April 30, 2018, the Company has not made any additional measurement period adjustments to the provisional amount recorded as of January 31, 2018. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the enacted tax law changes and as additional future guidance on the effects of the Tax Cuts and Jobs Act is made available. The Company expects to complete its accounting within the prescribed measurement period.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Income taxes (continued)

Other significant provisions of the Tax Cuts and Jobs Act were effective as of January 1, 2018, including, but not limited to: the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, changes in the deductibility of certain meals and entertainment business expenses, and changes in the deductibility of certain excessive employee remuneration. The Company has applied these provisions to its current income tax provision as it relates to its tax return period beginning January 1, 2018 using reasonable interpretations and available guidance. Further guidance or technical corrections may affect the Company's estimates and the application of these provisions on its income tax provision.
As of April 30, 2018 and January 31, 2018, the Company’s total gross unrecognized tax benefit was $1.0 million and $0.9 million, respectively. Certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of April 30, 2018 and January 31, 2018. If recognized, $0.9 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2018.
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

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2018	2017
Cost of revenue	$413	$491
Sales and marketing	705	317
Technology and development	991	672
General and administrative	2,130	1,530
Total stock-based compensation expense	$4,239	$3,010

The following table shows stock-based compensation by award type:

	Three months ended April 30,
(in thousands)	2018	2017
Stock options	$1,764	$1,849
Performance stock options	153	332
Restricted stock units	1,542	630
Performance restricted stock units	514	199
Restricted stock awards	55	—
Performance restricted stock awards	211	—
Total stock-based compensation expense	$4,239	$3,010

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
Under Topic 718, the Company uses the Black-Scholes option pricing model as the method of valuation for stock options. The determination of the fair value of stock-based awards on the date of grant is affected by the fair value of the stock as well as assumptions regarding a number of complex and subjective variables. The variables include, but are not limited to, 1) the expected life of the option, 2) the expected volatility of the fair value of the Company's common stock over the term of the award estimated by averaging the published volatilities of a relative peer group, 3) risk-free interest rate, and 4) expected dividends.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended April 30,
	2018	2017
Expected dividend yield	—%	—%
Expected stock price volatility	37.84%	37.90% - 38.01%
Risk-free interest rate	2.52% - 2.68%	1.90% - 2.07%
Expected life of options	5.17 - 6.25 years	5.17 - 6.25 years

The determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. During the three months ended April 30, 2018, the Company began using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2018	3,699	$0.10 - 51.44	$22.83	7.26	$102,796
Granted	89	$50.41 - 61.72	$60.07
Exercised	(663)	$0.10 - 44.53	$16.53
Forfeited	(87)	$14.00 - 44.53	$29.34
Outstanding as of April 30, 2018	3,038	$0.10 - 61.72	$25.12	7.30	$123,162
Vested and expected to vest as of April 30, 2018	3,038		$25.12	7.30	$123,162
Exercisable as of April 30, 2018	1,171		$19.39	6.70	$54,186
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
As of April 30, 2018, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.8 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $16.8 million.
Performance options. The Company recorded compensation expense related to the performance-based options based on the Company's probability assessment of attaining its Adjusted EBITDA targets, and Adjusted EBITDA per common share growth rates.
Restricted stock units and restricted stock awards
The Company grants restricted stock units ("RSUs") and restricted stock awards ("RSAs") to certain team members, officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
Performance restricted stock units. In March 2017, the Company awarded 146,964 performance-based RSUs ("PRSUs"). Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2020. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of PRSUs will ultimately range from 0% to 150% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Performance restricted stock awards. In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). Vesting of the PRSAs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2021. The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSAs will vest at least in part. The vesting of PRSAs will ultimately range from 0% to 200% based on the level of achievement of the performance goals. The PRSAs were granted at the 200% level of achievement.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2018	451	$44.10	—	$—
Granted	215	60.66	275	61.92
Vested	(45)	42.18	—	—
Forfeited	(17)	41.28	(19)	61.72
Outstanding as of April 30, 2018	604	$50.21	256	$61.93

Total unrecorded stock-based compensation expense as of April 30, 2018 associated with RSUs and PRSUs was $25.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. Total unrecorded stock-based compensation expense as of April 30, 2018 associated with RSAs and PRSAs was $9.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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
The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	April 30, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,890	$—	$—

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,797	$—	$—

The Company has classified cash and cash equivalents as Level 1 and certain non-trade receivables as Level 2 in the fair value hierarchy.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 11. Subsequent event

Subsequent to April 30, 2018, the Company acquired the rights to be the custodian of an HSA portfolio for $1.0 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment and acquisition strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2018 and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 124 Health Plan and Administrator Partners and over 40,000 employer clients. Our Health Plan and Administrator Partners and Employers Partners constitute our Network Partners.
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
We earn revenue primarily from three sources: service revenue, custodial revenue and interchange revenue. We earn service revenue by providing monthly account services on our platform, primarily through contracts with our Network Partners, and custodial agreements with individual members. We earn custodial revenue from custodial cash assets deposited with our federally-insured custodial depository partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We also earn interchange revenue from interchange fees on payments that our members make using our physical and virtual payment cards.

Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K.
Structural change in U.S. private health insurance
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers in the United States, which is impacted by changes affecting the broader healthcare industry in the U.S. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur that will result in increased participation in high deductible healthcare plans, or HDHPs, and other consumer-centric health plans. In particular, we believe that continued growth in healthcare costs, and related factors will spur HDHP and HSA growth; however, the timing and impact of these and other developments in the healthcare industry are difficult to predict, and changes in U.S. healthcare policy could adversely affect our business.
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
Our “DEEP Purple” culture
The new healthcare consumer needs education and guidance delivered by people as well as technology. We believe that our "DEEP Purple" culture which we define as driving excellence, ethics, and process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to address nimbly, opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities.
Interest rates
As a non-bank custodian, we contract with federally-insured custodial depository partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. We have recently developed capabilities and entered into an agreement to begin holding custodial cash assets with credit unions that are federally insured by the National Credit Union Administration, or NCUA, share insurance fund. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with federally-insured custodial depository partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among federally-insured custodial depository partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield over time. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our federally-insured custodial depository partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment and we do not currently intend to allow the spread to exceed the net interest margin for all U.S. banks. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
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

HSA Members
The following table sets forth our HSA Members for the periods indicated:

	April 30, 2018	April 30, 2017	% Change	January 31, 2018
HSA Members	3,476,484	2,805,280	24%	3,402,889
Average HSA Members - Year-to-date	3,443,586	2,782,779	24%	2,951,790
Average HSA Members - Quarter-to-date	3,443,586	2,782,779	24%	3,188,927
HSA Members with investments	134,246	76,996	74%	121,614
The number of our HSA Members is critical because our service revenue is driven by the amount we charge per HSA Member.
The number of our HSA Members increased by approximately 671,000, or 24%, from April 30, 2017 to April 30, 2018, primarily driven by the addition of new Network Partners and further penetration into existing Network Partners, and our acquisition during the year ended January 31, 2018 of the rights to be custodian of First Interstate Bancsystem and Alliant Credit Union portfolios consisting of approximately 14,000 and 40,000 HSA Members, respectively.
Custodial assets
The following table sets forth our custodial assets for the periods indicated:

(in thousands, except percentages)	April 30, 2018	April 30, 2017	% Change	January 31, 2018
Custodial cash	$5,510,500	$4,454,928	24%	$5,489,617
Custodial investments	1,351,331	772,867	75%	1,288,693
Total custodial assets	$6,861,831	$5,227,795	31%	$6,778,310
Average daily custodial cash - Year-to-date	$5,467,046	$4,410,507	24%	$4,571,341
Average daily custodial cash - Quarter-to-date	$5,467,046	$4,410,507	24%	$4,876,438
Our custodial assets, which are our HSA Members' assets for which we are the custodian, consist of the following components: (1) custodial cash deposits, which are deposits with our federally-insured custodial depository partners, (2) custodial cash deposits invested in an annuity contract with our insurance company partner and (3) members' investments in mutual funds through our custodial investment fund partner. Measuring our custodial assets is important because our custodial revenue is directly affected by average daily custodial balances.
Our total custodial assets increased by $1.6 billion, or 31%, from April 30, 2017 to April 30, 2018, primarily driven by additional custodial assets from our existing HSA Members and new custodial assets from our new HSA Members, and our acquisition during the year ended January 31, 2018 of the rights to be custodian of a portfolio of First Interstate Bancsystem and Alliant Credit Union portfolios consisting of approximately $55.0 million and $109.0 million of custodial assets, respectively.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2018	2017
Net income	$22,577	$14,029
Interest income	(258)	(157)
Interest expense	67	67
Income tax provision (benefit)	(2,038)	1,808
Depreciation and amortization	3,050	2,398
Amortization of acquired intangible assets	1,470	1,083
Stock-based compensation expense	4,239	3,010
Other (1)	520	180
Adjusted EBITDA	$29,627	$22,418

(1)
For the three months ended April 30, 2018 and 2017, Other consisted of non-income-based taxes of $104 and $88, other costs of $89 and $54, acquisition-related costs of $0 and $38, and amortization of incremental costs to obtain a contract of $327 and $0, respectively.

The following table sets forth our Adjusted EBITDA:

	Three months ended April 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Adjusted EBITDA	$29,627	$22,418	$7,209	32%
As a percentage of revenue	42%	40%
Our Adjusted EBITDA increased by $7.2 million, or 32%, from $22.4 million for the three months ended April 30, 2017 to $29.6 million for the three months ended April 30, 2018. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $4.6 million, or 29%, increase in income from operations.
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
Custodial costs.    Custodial costs are comprised of interest retained by our HSA Members and fees we pay to banking consultants whom we use to help secure agreements with our federally-insured custodial depository partners. Interest retained by HSA Members is calculated on a tiered basis. The interest rates retained by HSA Members can change based on a formula or upon required notice.
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

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of April 30, 2018, we recorded a net deferred tax liability in all jurisdictions except Utah for which a net deferred tax asset has been recorded. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of April 30, 2018 for most of our deferred tax assets. However, we have recorded a valuation allowance of $0.1 million as of April 30, 2018 with respect to unrealized capital losses for which we do not expect to generate taxable capital gains in order to utilize the capital losses in the future. This valuation allowance was reflected as an adjustment to retained earnings as a result of the adoption of ASU 2016-01. No valuation allowance was recorded as of January 31, 2018.

Comparison of the three months ended April 30, 2018 and 2017
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Service revenue	$24,821	$22,487	$2,334	10%
Custodial revenue	28,434	19,319	9,115	47%
Interchange revenue	16,649	13,615	3,034	22%
Total revenue	$69,904	$55,421	$14,483	26%
Service revenue
The $2.3 million, or 10%, increase in service revenue from the three months ended April 30, 2017 to the three months ended April 30, 2018 was primarily due to an increase in the number of our HSA Members. The number of our HSA Members increased by approximately 671,000, or 24%, from April 30, 2017 to April 30, 2018. The growth in the number of our HSA Members was due to growth from our new and existing Network Partners and our acquisition of the First Interstate Bancsystem and Alliant Credit Union portfolios.
Service revenue per HSA Member decreased by approximately 11% from the three months ended April 30, 2017 to the three months ended April 30, 2018. Our service fee tier structure incentivizes Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease.
Custodial revenue
The $9.1 million, or 47%, increase in custodial revenue from the three months ended April 30, 2017 to the three months ended April 30, 2018 was primarily due to an increase in the yield on average custodial cash assets from 1.72% for the three months ended April 30, 2017 to 2.04% and an increase in average daily custodial cash assets of $1.1 billion, or 24%.
Custodial revenue per HSA Member increased by approximately 19% from the three months ended April 30, 2017 to the three months ended April 30, 2018 primarily due to the increase in the balances of and yield on average daily custodial cash assets. The increase in average daily custodial cash balances is due in part to the increase in HSA Members.
Interchange revenue
The $3.0 million, or 22%, increase in interchange revenue from the three months ended April 30, 2017 to the three months ended April 30, 2018 was primarily due to an overall increase in the number of our HSA Members resulting in an overall increase in the volume of payment activity.
Interchange revenue per HSA Member decreased by approximately 1% from the three months ended April 30, 2017 to the three months ended April 30, 2018, primarily due to a decrease in payment activity per HSA Member.

Total revenue
Total revenue per HSA Member increased by 2% from the three months ended April 30, 2017 to the three months ended April 30, 2018, due to the increase in custodial revenue per HSA Member, partially offset by the decreases in service and interchange revenue per HSA Member.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2018	2017	$ Change	% Change
Service costs	$18,047	$15,575	$2,472	16%
Custodial costs	3,439	2,801	638	23%
Interchange costs	4,062	3,304	758	23%
Total cost of revenue	$25,548	$21,680	$3,868	18%
The increase in costs described below were partially attributed to the HSA portfolio acquisitions and acquisition of a business that occurred during the year ended January 31, 2018.
Service costs
The $2.5 million, or 16%, increase in service costs from the three months ended April 30, 2017 to the three months ended April 30, 2018 was due to the higher volume of accounts being serviced. The $2.5 million increase includes increases of $1.7 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $0.4 million related to account and card activation as well as monthly processing of statements and other communications, information and technology expenses of $0.4 million, and other expenses of $0.3 million. Service costs per HSA Member decreased by 6% from the three months ended April 30, 2017 to the three months ended April 30, 2018 due to a decrease in incremental expenses associated with fraud prevention measures.
Custodial costs
The $0.6 million, or 23%, increase in custodial costs from the three months ended April 30, 2017 to the three months ended April 30, 2018 was due to an increase in average daily custodial cash assets, which increased from $4.4 billion for the three months ended April 30, 2017 to $5.5 billion for the three months ended April 30, 2018. Offset by a decrease in custodial costs on average custodial cash assets from 0.26% for the three months ended April 30, 2017 to 0.24% for the three months ended April 30, 2018.
Interchange costs
The $0.8 million, or 23%, increase in interchange costs for the three months ended April 30, 2017 compared to the three months ended April 30, 2018 was due to an overall increase in payment activity, attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to implement new technology in our Member Education Center as well as scaling our Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2018	2017	$ Change	% Change
Sales and marketing	$6,860	$4,621	$2,239	48%
Technology and development	7,979	6,242	1,737	28%
General and administrative	7,507	5,868	1,639	28%
Amortization of acquired intangible assets	1,470	1,083	387	36%
Total operating expenses	$23,816	$17,814	$6,002	34%
Sales and marketing

The $2.2 million, or 48%, increase in sales and marketing expense from the three months ended April 30, 2017 to the three months ended April 30, 2018 was due to increased staffing and sales commissions of $1.7 million, stock compensation expense of $0.4 million, and increases in other expenses of $0.1 million. In addition, sales and marketing expense from the three months ended April 30, 2018 reflects the adoption of the new revenue recognition standard, ASC 606. As a result we capitalize sales commissions, included in sales and marketing expenses in the condensed consolidated statement of operations, and amortize these costs over the average economic life of an HSA Member. Our previous practice was to fully expense sales commissions when the member is added to the Company's platform.
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
Technology and development
The $1.7 million, or 28%, increase in technology and development expense from the three months ended April 30, 2017 to the three months ended April 30, 2018 was due to increased personnel-related expense of $1.2 million, increases in technology-related expenses, and increased amortization, depreciation and stock compensation of $1.0 million, which were partially offset by decreases in professional fees of $0.4 million.
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
General and administrative
The $1.6 million, or 28%, increase in general and administrative expense from the three months ended April 30, 2017 to the three months ended April 30, 2018 was due to increased personnel-related expense of $0.6 million, increases in stock compensation of $0.6 million, and increased other expenses of $0.4 million.
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
Amortization of acquired intangible assets
The increase in amortization of acquired intangible assets for the three months ended April 30, 2018 compared to the three months ended April 30, 2017 was attributable to the HSA portfolio asset acquisitions and acquisition of a business that occurred during the year ended January 31, 2018.
Other expense, net
The change in other expense, net from the three months ended April 30, 2017 to the three months ended April 30, 2018 was due to the adoption of ASU 2016-01.
Income tax provision (benefit)
Income tax benefit for the three months ended April 30, 2018 was $2.0 million as compared to a provision of $1.8 million for the three months ended April 30, 2017. The change for the three months ended April 30, 2018 compared to the three months ended April 30, 2017 was primarily due to an increase in excess tax benefits for stock-based compensation expense recognized in the provision for income taxes, the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018, and an increase in federal and state research and development tax credits.

Our effective income tax rate for the three months ended April 30, 2018 was a benefit of 9.9%, compared to a provision of 11.4% for the three months ended April 30, 2017. The 21.3 percentage point decrease for the three months ended April 30, 2018 compared to the three months ended April 30, 2017 is primarily due to an increase in excess tax benefits for stock-based compensation expense recognized in the provision for income taxes, the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018, and an increase in federal and state research and development tax credits.
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
We also experience higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January. Beginning February 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. As a result of this adoption, the Company capitalizes incremental contract acquisition costs, such as sales commissions, and amortizes these costs over the average economic life of a member.

Liquidity and capital resources
Cash and marketable securities overview
As of April 30, 2018, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of April 30, 2018 and January 31, 2018, cash, cash equivalents and marketable securities were $269.8 million and $240.3 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of April 30, 2018. We were in compliance with all covenants as of April 30, 2018.
Use of cash
Capital expenditures for the three months ended April 30, 2018 and 2017 were $3.2 million and $4.2 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2019 as we are devoting a significant amount of our capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include outsourced software engineering services, computer hardware, and personnel and related costs for software engineering. In addition, we plan to devote resources to leasehold improvements and furniture and fixtures for our office space which we began occupying in August 2016 and which is adjacent to our headquarters in Draper, Utah.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$22,704	$15,576
Net cash used in investing activities	(3,398)	(4,274)
Net cash provided by financing activities	10,167	3,829
Increase in cash and cash equivalents	29,473	15,131
Beginning cash and cash equivalents	199,472	139,954
Ending cash and cash equivalents	$228,945	$155,085
Cash flows provided by operating activities. Net cash provided by operating activities during the three months ended April 30, 2018 resulted primarily from our net income of $22.6 million, adjusted for the following non-cash items: depreciation and amortization of $4.5 million, stock-based compensation of $4.2 million, and changes in deferred taxes of $2.0 million, and changes in inventories, accrued liabilities, accounts payable, other long-term liabilities, and unrealized losses on marketable securities and other totaling $1.2 million. These items were offset by an increase in other assets of $5.5 million, a decrease in accrued compensation of $4.9 million resulting from the payment of bonuses and commissions subsequent to year-end, and an increase in accounts receivable of $1.4 million.
Net cash provided by operating activities during the three months ended April 30, 2017 resulted primarily from our net income of $14.0 million, adjusted for the following non-cash items: depreciation and amortization of $3.5 million, stock-based compensation of $3.0 million, a change in deferred taxes of $3.2 million impacted by the adoption of ASU 2016-09 and changes in inventories, accrued liabilities, other long-term liabilities and amortization of deferred financing costs and other totaling $1.0 million. These items were offset by a decrease in accrued compensation of $4.4 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $2.0 million, a decrease in accounts payable of $1.5 million, and an increase in other assets of $1.2 million.
Cash flows used in investing activities. Net cash used in investing activities for the three months ended April 30, 2018 was primarily the result of the continued development of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the three months ended April 30, 2018 were $2.1 million. This compares to purchases of software and capitalized software development costs of $2.7 million for the three months ended April 30, 2017. Our purchases of property and equipment decreased from $1.4 million for the three months ended April 30, 2017 to $1.1 million for the three months ended April 30, 2018, primarily as a result of decreases in tenant improvements.
Cash flows provided by financing activities. Cash flow provided by financing activities during the three months ended April 30, 2018 resulted primarily from the proceeds associated with the exercise of stock options of $10.2 million.
Cash flow provided by financing activities during the three months ended April 30, 2017 resulted primarily from the proceeds associated with the exercise of stock options of $3.8 million.
Contractual obligations
There were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.
Off-balance sheet arrangements
During the three months ended April 30, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2018. Other than the adoption of ASU 2014-09 and related subsequent amendments, Revenue from Contracts with Customers, described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2018, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2018.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2018, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of April 30, 2018 were $269.8 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of April 30, 2018 was $23.0 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial assets. As of April 30, 2018, we had custodial cash assets of approximately $5.5 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2018, we had unrestricted cash and cash equivalents of $228.9 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
As of April 30, 2018, we had marketable securities of $40.9 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities. However, because we classify our marketable securities as "available-for-sale," no gains or losses are recognized in net income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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
Item 1A. Risk factors
The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2018 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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
The remainder of the funds received have been invested in registered money market accounts and mutual funds.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	Employment Agreement, dated June 1, 2018, by and between the Registrant and Angelique Hill.
10.2+	Team Member Confidentiality and Non-Competition Agreement, dated April 13, 2018, by and between the Registrant and Angelique Hill.
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document
101.SCH	XBRL Taxonomy schema linkbase document
101.CAL	XBRL Taxonomy calculation linkbase document
101.DEF	XBRL Taxonomy definition linkbase document
101.LAB	XBRL Taxonomy labels linkbase document
101.PRE	XBRL Taxonomy presentation linkbase document

+	Filed herewith.
*	Furnished herewith.
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

HEALTHEQUITY, INC.
Date: June 7, 2018	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer