Form 10-Q
period 2018-07-31
HEALTHEQUITY INC
filed 2018-09-06
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018
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

As of August 31, 2018, there were 62,261,227 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	July 31, 2018	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$261,808	$199,472
Marketable securities, at fair value	41,109	40,797
Total cash, cash equivalents and marketable securities	302,917	240,269
Accounts receivable, net of allowance for doubtful accounts as of July 31, 2018 and January 31, 2018 of $288 and $208, respectively	24,906	21,602
Inventories	163	215
Other current assets	11,727	3,310
Total current assets	339,713	265,396
Property and equipment, net	8,869	7,836
Intangible assets, net	82,277	83,635
Goodwill	4,651	4,651
Deferred tax asset	1,038	5,461
Other assets	18,054	2,180
Total assets	$454,602	$369,159
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,769	$2,420
Accrued compensation	9,723	12,549
Accrued liabilities	5,577	5,521
Total current liabilities	17,069	20,490
Long-term liabilities
Other long-term liabilities	2,693	2,395
Deferred tax liability	2,221	—
Total long-term liabilities	4,914	2,395
Total liabilities	21,983	22,885
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 62,251 and 60,825 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	6	6
Additional paid-in capital	289,568	261,237
Accumulated other comprehensive loss	—	(269)
Accumulated earnings	143,045	85,300
Total stockholders’ equity	432,619	346,274
Total liabilities and stockholders’ equity	$454,602	$369,159
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Revenue:
Service revenue	$24,935	$22,809	$49,756	$45,296
Custodial revenue	30,715	21,285	59,149	40,604
Interchange revenue	15,417	12,785	32,066	26,400
Total revenue	71,067	56,879	140,971	112,300
Cost of revenue:
Service costs	17,199	14,998	35,246	30,573
Custodial costs	3,502	2,785	6,941	5,586
Interchange costs	3,791	3,294	7,853	6,598
Total cost of revenue	24,492	21,077	50,040	42,757
Gross profit	46,575	35,802	90,931	69,543
Operating expenses:
Sales and marketing	7,243	5,194	14,103	9,815
Technology and development	8,398	6,797	16,377	13,039
General and administrative	7,893	6,234	15,400	12,102
Amortization of acquired intangible assets	1,478	1,082	2,948	2,165
Total operating expenses	25,012	19,307	48,828	37,121
Income from operations	21,563	16,495	42,103	32,422
Other expense:
Other expense, net	(75)	(38)	(76)	(128)
Total other expense	(75)	(38)	(76)	(128)
Income before income taxes	21,488	16,457	42,027	32,294
Income tax provision (benefit)	(1,029)	(489)	(3,067)	1,319
Net income	$22,517	$16,946	$45,094	$30,975
Net income per share:
Basic	$0.36	$0.28	$0.73	$0.52
Diluted	$0.36	$0.27	$0.72	$0.50
Weighted-average number of shares used in computing net income per share:
Basic	61,880	60,173	61,531	59,955
Diluted	63,397	61,765	63,060	61,604
Comprehensive income:
Net income	$22,517	$16,946	$45,094	$30,975
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	—	(4)	—	(30)
Comprehensive income	$22,517	$16,942	$45,094	$30,945
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$45,094	$30,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,916	7,136
Unrealized losses on marketable securities and other	86	27
Deferred taxes	2,351	4,699
Stock-based compensation	9,727	6,803
Changes in operating assets and liabilities:
Accounts receivable	(3,304)	(3,873)
Inventories	52	253
Other assets	(6,973)	(4,073)
Accounts payable	(837)	(1,495)
Accrued compensation	(2,826)	(2,202)
Accrued liabilities	56	900
Other long-term liabilities	298	611
Net cash provided by operating activities	52,640	39,761
Cash flows from investing activities:
Purchases of intangible member assets	(1,014)	(6,515)
Acquisition of a business	—	(3,000)
Purchases of marketable securities	(368)	(224)
Purchases of property and equipment	(2,690)	(2,161)
Purchases of software and capitalized software development costs	(4,701)	(5,166)
Net cash used in investing activities	(8,773)	(17,066)
Cash flows from financing activities:
Proceeds from exercise of common stock options	18,469	7,072
Net cash provided by financing activities	18,469	7,072
Increase in cash and cash equivalents	62,336	29,767
Beginning cash and cash equivalents	199,472	139,954
Ending cash and cash equivalents	$261,808	$169,721
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$14	$53
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	175	69
Purchases of intangible member assets accrued during the period	181	270
Exercise of common stock options receivable	135	1,017
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
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry; this partnership interest is accounted for using the equity method of accounting. The investment was approximately $0.1 million as of July 31, 2018 and is included in other assets on the accompanying condensed consolidated balance sheet.
The Company has a 2% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting to account for the investment. The investment was $0.5 million as of July 31, 2018 and is included in other assets on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2018 and for the three and six months ended July 31, 2018 and 2017 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2018. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
The Company adopted ASC 606 on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The Company recorded the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of the preceding standard did not have a material impact on the Company's revenue for the three and six months ended July 31, 2018.

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
The cumulative effect of the changes made to the Company's condensed consolidated balance sheet as of February 1, 2018 for the adoption of ASC 606 is as follows:

(in thousands)	January 31, 2018	Adjustments	February 1, 2018
Other current assets	$3,310	$1,366	$4,676
Deferred tax asset	5,461	(4,187)	1,274
Other assets	2,180	15,847	18,027
Deferred tax liability	—	18	18
Accumulated earnings	$85,300	$13,008	$98,308
The impact of adoption on the Company's condensed consolidated statement of operations for the three and six months ended July 31, 2018 is as follows:

	Three months ended July 31, 2018			Six months ended July 31, 2018
(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Sales and marketing	$7,243	$7,318	$(75)	$14,103	$14,488	$(385)
Income from operations	21,563	21,488	75	42,103	41,718	385
Income tax benefit	(1,029)	(1,069)	(40)	(3,067)	(3,204)	(137)
Net income	$22,517	$22,482	$35	$45,094	$44,846	$248
The impact of adoption on the Company's condensed consolidated balance sheet as of July 31, 2018 is as follows:

(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Other current assets	$11,727	$10,329	$1,398
Deferred tax asset	1,038	3,117	(2,079)
Other assets	18,054	1,895	16,159
Deferred tax liability	2,221	—	2,221
Accumulated earnings	$143,045	$129,559	$13,486
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
Costs to obtain or fulfill a contract. ASC 606 requires capitalizing the costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commissions paid to sales team members as a result of obtaining contracts are recoverable, the Company recorded a $17.2 million cumulative catch-up capitalized asset on February 1, 2018. As of July 31, 2018, the net amount capitalized as contract costs was $17.6 million, which is included in other current assets and other assets.
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
Contract balances. The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company's deferred revenue as of July 31, 2018 and January 31, 2018 was $0.5 million and $0.5 million, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement. The Company expects to satisfy its remaining obligations for this arrangement.
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
The impact of the adoption on the Company's condensed consolidated financial statements as of and for the three and six months ended July 31, 2018 was not significant.
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
Adoption of ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which updates the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the six months ended July 31, 2018. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.
Adoption of ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the six months ended July 31, 2018. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.
Adoption of ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about changes to the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the six months ended July 31, 2018, and prospectively applies this standard to awards modified on or after the adoption date. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Recent issued accounting pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU allows the capitalization of implementation costs incurred in a hosting arrangement. This ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential effect of this ASU on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e. lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. This ASU is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. In July 2018, the FASB issued ASU 2018-11- Leases (Topic 842) – Targeted Improvements. This ASU provides transition relief on comparative reporting to the previously-issued ASU 2016-02 and related guidance. The Company will use the cumulative effect transition method and does not plan to early adopt. The Company is currently evaluating the potential effect of this ASU on the consolidated financial statements.
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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$22,517	$16,946	$45,094	$30,975
Denominator (basic):
Weighted-average common shares outstanding	61,880	60,173	61,531	59,955
Denominator (diluted):
Weighted-average common shares outstanding	61,880	60,173	61,531	59,955
Weighted-average dilutive effect of stock options and restricted stock units	1,517	1,592	1,529	1,649
Diluted weighted-average common shares outstanding	63,397	61,765	63,060	61,604
Net income per share:
Basic	$0.36	$0.28	$0.73	$0.52
Diluted	$0.36	$0.27	$0.72	$0.50

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share (continued)

For the three months ended July 31, 2018 and 2017, approximately 0.1 million and 0.8 million shares, respectively, attributable to stock options, restricted stock units, and restricted stock awards were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2018 and 2017, approximately 0.1 million and 0.7 million shares, respectively, attributable to stock options, restricted stock units, and restricted stock awards were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities as of July 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$261,808	$—	$—	$261,808
Marketable securities:
Mutual funds	41,521	335	(747)	41,109
Total cash, cash equivalents and marketable securities	$303,329	$335	$(747)	$302,917
Cash, cash equivalents and marketable securities as of January 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$199,472	$—	$—	$199,472
Marketable securities:
Mutual funds	41,153	270	(626)	40,797
Total cash, cash equivalents and marketable securities	$240,625	$270	$(626)	$240,269
The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of July 31, 2018:

(in thousands)	Cost basis	Fair value
One year or less	$25,890	$25,812
Over one year and less than five years	15,631	15,297
Total	$41,521	$41,109
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of July 31, 2018.
Unrealized gain and loss recognized during the three and six months ended July 31, 2018 for marketable securities held as of July 31, 2018 was a gain of $32,000 and a loss of $0.1 million, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Property and equipment
Property and equipment consisted of the following as of July 31, 2018 and January 31, 2018:

(in thousands)	July 31, 2018	January 31, 2018
Leasehold improvements	$3,733	$2,292
Furniture and fixtures	5,045	4,785
Computer equipment	8,594	8,174
Property and equipment, gross	17,372	15,251
Accumulated depreciation	(8,503)	(7,415)
Property and equipment, net	$8,869	$7,836
Depreciation expense for the three months ended July 31, 2018 and 2017 was $0.8 million and $0.6 million, respectively, and $1.7 million and $1.3 million for the six months ended July 31, 2018 and 2017, respectively.
Note 5. Intangible assets and goodwill
During the three months ended July 31, 2018, the Company acquired the rights to be the custodian of an HSA portfolio for $1.2 million, of which $1.0 million was paid in cash as of July 31, 2018.
During the three months ended July 31, 2018 and 2017, the Company capitalized software development costs of $2.1 million and $2.0 million, respectively, and $4.2 million and $4.2 million for the six months ended July 31, 2018 and 2017, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2018 and January 31, 2018:

(in thousands)	July 31, 2018	January 31, 2018
Amortized intangible assets:
Capitalized software development costs	$36,171	$31,993
Software	4,124	8,863
Other intangible assets	2,882	2,882
Acquired intangible member assets	85,110	83,915
Intangible assets, gross	128,287	127,653
Accumulated amortization	(46,010)	(44,018)
Intangible assets, net	$82,277	$83,635
During the three months ended July 31, 2018 and 2017, the Company expensed a total of $3.4 million and $3.1 million, respectively, and $6.6 million and $5.9 million for the six months ended July 31, 2018 and 2017, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended July 31, 2018 and 2017 was $3.5 million and $3.0 million, respectively, and $7.2 million and $5.9 million for the six months ended July 31, 2018 and 2017, respectively.
There were no changes to the goodwill carrying value during the three and six months ended July 31, 2018 and 2017.
Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, telephony services, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2018 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2018, and did not change materially during the three and six months ended July 31, 2018.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 6. Commitments and contingencies (continued)

Lease expense for office space for the three months ended July 31, 2018 and 2017 was $1.3 million and $1.0 million, respectively, and $2.7 million and $2.1 million for the six months ended July 31, 2018 and 2017, respectively. Expense for other lease agreements for the three months ended July 31, 2018 and 2017 was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.2 million for the six months ended July 31, 2018 and 2017, respectively.

Note 7. Indebtedness

On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement") that provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of July 31, 2018.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of July 31, 2018.
Note 8. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and six months ended July 31, 2018, the Company recorded an income tax benefit of $1.0 million and $3.1 million, respectively. The resulting effective income tax rate was a benefit of 4.8% and 7.3% for the the three and six months ended July 31, 2018, compared with an effective income tax benefit rate of 3.0% and an effective income tax expense rate of 4.1% for the three and six months ended July 31, 2017. For the three and six months ended July 31, 2018 and July 31, 2017, the net impact of discrete tax items caused a 27.4 and 29.7 percentage point decrease and a 38.8 and 31.7 percentage point decrease, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes in the condensed consolidated statements of income. The decrease in the effective income tax rate from the same periods last year is primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits.
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
The Company remeasured certain deferred tax assets and liabilities as of December 31, 2017 based on rates at which they are expected to reverse in the future, which is generally the new corporate income tax rate of 21% as enacted by the Tax Cuts and Jobs Act. However, the Company's analysis is incomplete as it is still analyzing certain aspects of the Act and refining its calculations, including state conformity and the impact of state tax rates on deferred tax balances, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Based on the best information available, the provisional amount recorded related to the remeasurement of the Company's deferred tax balances resulted in a decrease in net deferred tax assets of $0.5 million during the year ended January 31, 2018. As of July 31, 2018, the Company has not made any additional measurement period adjustments to the provisional amount recorded as of January 31, 2018. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the enacted tax law changes and as additional future guidance on the effects of the Tax Cuts and Jobs Act is made available. The Company expects to complete its accounting within the prescribed measurement period.
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
As of July 31, 2018 and January 31, 2018, the Company’s total gross unrecognized tax benefit was $1.3 million and $0.9 million, respectively. Certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of July 31, 2018 and January 31, 2018. If recognized, $1.2 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2018.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation

The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$807	$692	$1,220	$1,183
Sales and marketing	891	526	1,596	842
Technology and development	1,300	862	2,291	1,534
General and administrative	2,490	1,714	4,620	3,244
Total stock-based compensation expense	$5,488	$3,794	$9,727	$6,803

The following table shows stock-based compensation by award type:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Stock options	$1,983	$2,050	$3,747	$3,898
Performance stock options	172	354	325	686
Restricted stock units	2,045	780	3,587	1,411
Performance restricted stock units	536	610	1,050	808
Restricted stock awards	171	—	226	—
Performance restricted stock awards	581	—	792	—
Total stock-based compensation expense	$5,488	$3,794	$9,727	$6,803
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
Under Topic 718, the Company uses the Black-Scholes option pricing model as the method of valuation for stock options. The determination of the fair value of stock-based awards on the date of grant is affected by the fair value of the stock as well as assumptions regarding a number of complex and subjective variables. The variables include, but are not limited to, 1) the expected life of the option, 2) the expected volatility of the fair value of the Company's

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

common stock over the term of the award estimated by averaging the Company's historical volatility in addition to published volatilities of a relative peer group, 3) risk-free interest rate, and 4) expected dividends.
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Expected dividend yield	*	—%	—%	—%
Expected stock price volatility	*	37.79%	37.84%	37.79% - 38.01%
Risk-free interest rate	*	1.89%	2.52% - 2.68%	1.89% - 2.07%
Expected life of options	*	6.25 years	5.17 - 6.25 years	5.17 - 6.25 years
* No stock options were granted during the three months ended July 31, 2018.

The determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. During the three and six months ended July 31, 2018, the Company began using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2018	3,699	$0.10 - 51.44	$22.83	7.26	$102,796
Granted	89	$50.41 - 61.72	$60.07
Exercised	(1,103)	$0.10 - 44.53	$16.86
Forfeited	(109)	$14.00 - 44.53	$30.57
Outstanding as of July 31, 2018	2,576	$0.10 - 61.72	$26.36	7.16	$126,579
Vested and expected to vest as of July 31, 2018	2,576		$26.36	7.16	$126,579
Exercisable as of July 31, 2018	814		$21.00	6.57	$44,374
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
As of July 31, 2018, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $14.4 million.
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
Restricted stock units and restricted stock awards

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

The Company grants restricted stock units ("RSUs") and restricted stock awards ("RSAs") to certain team members, officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs and RSAs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
Performance restricted stock units. In March 2017, the Company awarded 146,964 performance-based RSUs ("PRSUs"). Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2020. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurs at vesting. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of PRSUs will ultimately range from 0% to 150% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Performance restricted stock awards. In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). Vesting of the PRSAs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2021. The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurs at the grant date. The Company believes it is probable that the PRSAs will vest at least in part. The vesting of PRSAs will ultimately range from 0% to 200% based on the level of achievement of the performance goals. The PRSAs were issued at the 200% level of achievement subject to clawback based on actual Company performance.
A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2018	451	$44.10	—	$—
Granted	243	62.86	275	61.92
Vested	(66)	45.18	—	—
Forfeited	(20)	43.30	(19)	61.72
Outstanding as of July 31, 2018	608	$51.51	256	$61.93

Total unrecorded stock-based compensation expense as of July 31, 2018 associated with RSUs and PRSUs was $25.4 million, which is expected to be recognized over a weighted-average period of 2.9 years. Total unrecorded stock-based compensation expense as of July 31, 2018 associated with RSAs and PRSAs was $8.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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
The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	July 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$41,109	$—	$—

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,797	$—	$—

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
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. As of January 31, 2018, we were the integrated HSA platform for 124 Health Plan and Administrator Partners and over 40,000 Employer Partners. Our Health Plan and Administrator Partners and Employer Partners constitute our Network Partners.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. In 2003, we began offering live 24/7/365 consumer support from health saving and spending experts. In 2005, we integrated HSAs with our first health plan partner, and in 2006, we were authorized to act as an HSA custodian by the U.S. Department of the Treasury. In 2009, we integrated HSAs with multiple health plans of a single large employer, began delivering integrated wellness incentives through an HSA, and partnered with a private health insurance exchange as its preferred HSA partner. In 2011, we integrated HSAs, reimbursement arrangements, or RAs, and investment accounts on one website, and in 2013, our registered investment advisor subsidiary began delivering HSA-specific investment advice online. In 2015, we launched our HSA Optimizer, which helps HSA members optimize their accounts based on their individual preferences and goals. In 2016, we launched a new feature which provides HSA account holders advance access to planned contributions. In 2017, we began to offer ERISA plan administration and investment services (with partnered advisors and record keepers) that can help reduce the cost, risk, and work of managing a 401(k) or similar retirement plan.
We earn revenue primarily from three sources: service revenue, custodial revenue and interchange revenue. We earn service revenue by providing monthly account services on our platform, primarily through contracts with our Network Partners, and custodial agreements with individual members. We earn custodial revenue, an increasing component of our overall revenue, from custodial cash assets deposited with our federally-insured custodial depository partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We also earn interchange revenue from interchange fees on payments that our members make using our physical and virtual payment cards.

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
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code and IRS regulations, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust

Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new fiduciary rules that can affect our business. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
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
HSA Members
The following table sets forth our HSA Members for the periods indicated:

(in thousands, except percentages)	July 31, 2018	July 31, 2017	% Change	January 31, 2018
HSA Members	3,574	2,900	23%	3,403
Average HSA Members - Year-to-date	3,488	2,820	24%	2,952
Average HSA Members - Quarter-to-date	3,533	2,858	24%	3,189
New HSA Members - Year-to-date	219	196	12%	723
New HSA Members - Quarter-to-date	121	119	2%	404
Active HSA Members	2,933	2,461	19%	2,863
HSA Members with investments	143	87	64%	122
The number of our HSA Members is critical because our revenue is driven by the amount we earn from HSA Member's accounts, balances and spend. The number of our HSA Members increased by approximately 675,000, or 23%, from July 31, 2017 to July 31, 2018, primarily driven by the addition of new Network Partners and further penetration into existing Network Partners, and our acquisition during the year ended January 31, 2018 of the rights to be custodian of First Interstate Bancsystem and Alliant Credit Union, and during the three months ended July 31, 2018, of Mountain America Credit Union portfolios consisting of approximately 14,000, 40,000, and 5,000 HSA Members, respectively.
HSAs are individually owned portable healthcare accounts. As HSA Members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA Members deplete their custodial balance, we may consider them no longer an Active HSA Member. We define an Active HSA Member as an HSA Member that (i) is associated with a Health Plan and Administrator Partner or an Employer Partner, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. Active HSA Members increased 19% from 2.5 million as of July 31, 2017 to 2.9 million as of July 31, 2018.

Custodial assets
The following table sets forth our custodial assets for the periods indicated:

(in millions, except percentages)	July 31, 2018	July 31, 2017	% Change	January 31, 2018
Custodial cash	$5,537	$4,503	23%	$5,489
Custodial investments	1,494	871	72%	1,289
Total custodial assets	$7,031	$5,374	31%	$6,778
Average daily custodial cash - Year-to-date	$5,478	$4,429	24%	$4,571
Average daily custodial cash - Quarter-to-date	$5,489	$4,448	23%	$4,876
Our custodial assets, which are our HSA Members' assets for which we are the custodian, consist of the following components: (i) custodial cash deposits, which are deposits with our federally-insured custodial depository partners, (ii) custodial cash deposits invested in an annuity contract with our insurance company partner, and (iii) members' investments in mutual funds through our custodial investment fund partner. Measuring our custodial assets is important because our custodial revenue is directly affected by average daily custodial balances.
Our total custodial assets increased by $1.7 billion, or 31%, from July 31, 2017 to July 31, 2018, primarily driven by additional custodial assets from our existing HSA Members and new custodial assets from our new HSA Members, and our acquisition during the year ended January 31, 2018 of the rights to be custodian of First Interstate Bancsystem and Alliant Credit Union, and during the three months ended July 31, 2018, of Mountain America Credit Credit Union portfolios consisting of approximately $55.0 million, $109.0 million, and $12.0 million of custodial assets, respectively.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2018	2017	2018	2017
Net income	$22,517	$16,946	$45,094	$30,975
Interest income	(303)	(179)	(561)	(336)
Interest expense	69	69	136	136
Income tax provision (benefit)	(1,029)	(489)	(3,067)	1,319
Depreciation and amortization	2,918	2,573	5,968	4,971
Amortization of acquired intangible assets	1,478	1,082	2,948	2,165
Stock-based compensation expense	5,488	3,793	9,727	6,803
Other (1)	663	148	1,183	328
Adjusted EBITDA	$31,801	$23,943	$61,428	$46,361

(1)
For the three months ended July 31, 2018 and 2017, Other consisted of non-income-based taxes of $116 and $102, other costs of $(32) and $0, acquisition-related costs of $224 and $46, and amortization of incremental costs to obtain a contract of $355 and $0, respectively. For the six months ended July 31, 2018 and 2017, Other consisted of non-income-based taxes of $220 and $190, other costs of $56 and $54, acquisition-related costs of $225 and $84, and amortization of incremental costs to obtain a contract of $682 and $0, respectively.

The following table further sets forth our Adjusted EBITDA:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Adjusted EBITDA	$31,801	$23,943	$7,858	33%	$61,428	$46,361	$15,067	32%
As a percentage of revenue	45%	42%			44%	41%

Our Adjusted EBITDA increased by $7.9 million, or 33%, from $23.9 million for the three months ended July 31, 2017 to $31.8 million for the three months ended July 31, 2018. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $5.1 million, or 31%, increase in income from operations.
Our Adjusted EBITDA increased by $15.1 million, or 32%, from $46.4 million for the six months ended July 31, 2017 to $61.4 million for the six months ended July 31, 2018. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $9.7 million, or 30%, increase in income from operations.
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
Custodial revenue.    We earn custodial revenue, an increasing component of our overall revenue, from our custodial cash assets deposited with our FDIC-insured custodial depository bank partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. As a non-bank custodian, we deposit our custodial cash with our various bank partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant bank partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our custodial cash that is based on the interest rates offered to us by these bank partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We receive a recordkeeping fee related to such custodial investments.
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
Interchange costs.    Interchange costs are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on RA-linked payment card transactions, payment card costs are higher for RA card transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.

Gross profit and gross margin
Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including the amount we charge our partners and members, interest rates, how many services we deliver per account, and payment processing costs per account. We expect our annual gross margin to increase somewhat over the near term as our custodial revenue increases as a percentage of total revenue, although our gross margin could fluctuate from period to period depending on the interplay of these factors.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of July 31, 2018, we recorded a net deferred tax liability in most jurisdictions except Utah and four other states for which a net deferred tax asset has been recorded. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of July 31, 2018 for most of our deferred tax assets. However, we have recorded a valuation allowance of $0.1 million as of July 31, 2018 with respect to unrealized capital losses for which we do not expect to generate taxable capital gains in order to utilize the capital losses in the future. This valuation allowance was reflected as an adjustment to retained earnings as a result of the adoption of ASU 2016-01. No valuation allowance was recorded as of January 31, 2018.

Comparison of the three and six months ended July 31, 2018 and 2017
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service revenue	$24,935	$22,809	$2,126	9%	$49,756	$45,296	$4,460	10%
Custodial revenue	30,715	21,285	9,430	44%	59,149	40,604	18,545	46%
Interchange revenue	15,417	12,785	2,632	21%	32,066	26,400	5,666	21%
Total revenue	$71,067	$56,879	$14,188	25%	$140,971	$112,300	$28,671	26%
Service revenue
The $2.1 million, or 9%, increase in service revenue from the three months ended July 31, 2017 to the three months ended July 31, 2018 was primarily due to an increase in the number of our HSA Members, offset by lower service revenue per HSA Member. The $4.5 million, or 10%, increase in service revenue from the six months ended July 31, 2017 to the six months ended July 31, 2018 was primarily due to an increase in the number of our HSA Members, offset by lower service revenue per HSA Member. The number of our HSA Members increased by approximately 675,000, or 23%, from July 31, 2017 to July 31, 2018. The growth in the number of our HSA Members was due to growth from our new and existing Network Partners and our acquisition of the First Interstate Bancsystem, Alliant Credit Union, and Mountain America Credit Union portfolios.
Service revenue per HSA Member decreased by approximately 12% and 11% from the three and six months ended July 31, 2017 to the three and six months ended July 31, 2018. Our service fee tier structure incentivizes our Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease.
Custodial revenue
The $9.4 million, or 44%, increase in custodial revenue from the three months ended July 31, 2017 to the three months ended July 31, 2018 was primarily due to an increase in the yield on average custodial cash assets from 1.83% for the three months ended July 31, 2017 to 2.11% and an increase in average daily custodial cash assets of $1.0 billion, or 23%.
The $18.5 million, or 46%, increase in custodial revenue from the six months ended July 31, 2017 to the six months ended July 31, 2018 was primarily due to an increase in the yield on average custodial cash assets from 1.78% for the six months ended July 31, 2017 to 2.07% and an increase in average daily custodial cash assets of $1.0 billion, or 24%.
Custodial revenue per HSA Member increased by approximately 17% and 18% from the three and six months ended July 31, 2017 to the three and six months ended July 31, 2018 primarily due to the increase in the balances of and yield on average daily custodial cash assets. The increase in average daily custodial cash balances is due in part to the increase in HSA Members and the acquisitions of HSA portfolios.
Interchange revenue
The $2.6 million, or 21%, increase in interchange revenue from the three months ended July 31, 2017 to the three months ended July 31, 2018 was primarily due to an overall increase in the number of our HSA Members resulting in an overall increase in the volume of payment activity.
The $5.7 million, or 21%, increase in interchange revenue from the six months ended July 31, 2017 to the six months ended July 31, 2018 was primarily due to an overall increase in the number of our HSA Members resulting in an overall increase in the volume of payment activity.
Interchange revenue per HSA Member decreased by approximately 2% from the three and six months ended July 31, 2017 to the three and six months ended July 31, 2018, primarily due to a decrease in payment activity per HSA Member.
Total revenue
Total revenue per HSA Member increased by 1% from the three and six months ended July 31, 2017 to the three and six months ended July 31, 2018, due to the increase in custodial revenue per HSA Member, partially offset by the decreases in service and interchange revenue per HSA Member.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service costs	$17,199	$14,998	$2,201	15%	$35,246	$30,573	$4,673	15%
Custodial costs	3,502	2,785	717	26%	6,941	5,586	1,355	24%
Interchange costs	3,791	3,294	497	15%	7,853	6,598	1,255	19%
Total cost of revenue	$24,492	$21,077	$3,415	16%	$50,040	$42,757	$7,283	17%
The increase in costs described below were partially attributed to the HSA portfolio acquisitions and acquisition of a business that occurred during the year ended January 31, 2018.
Service costs
The $2.2 million, or 15%, increase in service costs from the three months ended July 31, 2017 to the three months ended July 31, 2018 was due to the higher volume of accounts being serviced. The $2.2 million increase includes increases of $1.4 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $0.1 million related to account and card activation as well as monthly processing of statements and other communications, information and technology expenses of $0.4 million, and other expenses of $0.5 million. Service costs per HSA Member decreased by 7% from the three months ended July 31, 2017 to the three months ended July 31, 2018 due to a decrease in incremental expenses associated with fraud prevention measures.
The $4.7 million, or 15%, increase in service costs from the six months ended July 31, 2017 to the six months ended July 31, 2018 was due to the higher volume of accounts being serviced. The $4.7 million increase includes increases of $3.1 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, activation and processing costs of $0.5 million related to account and card activation as well as monthly processing of statements and other communications, information and technology expenses of $0.7 million, and other expenses of $0.8 million. Service costs per HSA Member decreased by 7% from the six months ended July 31, 2017 to the six months ended July 31, 2018 due to a decrease in incremental expenses associated with fraud prevention measures.
Custodial costs
The $0.7 million, or 26%, increase in custodial costs from the three months ended July 31, 2017 to the three months ended July 31, 2018 was due to an increase in average daily custodial cash assets, which increased from $4.4 billion for the three months ended July 31, 2017 to $5.5 billion for the three months ended July 31, 2018, partially offset by a decrease in custodial costs on average custodial cash assets from 0.25% for the three months ended July 31, 2017 to 0.24% for the three months ended July 31, 2018.
The $1.4 million, or 24%, increase in custodial costs from the six months ended July 31, 2017 to the six months ended July 31, 2018 was due to an increase in average daily custodial cash assets, which increased from $4.4 billion for the six months ended July 31, 2017 to $5.5 billion for the six months ended July 31, 2018, partially offset by a decrease in custodial costs on average custodial cash assets from 0.25% for the six months ended July 31, 2017 to 0.24% for the six months ended July 31, 2018.
Interchange costs
The $0.5 million, or 15%, and $1.3 million, or 19%, increase in interchange costs for the three and six months ended July 31, 2017 compared to the three and six months ended July 31, 2018 was due to an overall increase in payment activity, attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our Member Education Center, Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$7,243	$5,194	$2,049	39%	$14,103	$9,815	$4,288	44%
Technology and development	8,398	6,797	1,601	24%	16,377	13,039	3,338	26%
General and administrative	7,893	6,234	1,659	27%	15,400	12,102	3,298	27%
Amortization of acquired intangible assets	1,478	1,082	396	37%	2,948	2,165	783	36%
Total operating expenses	$25,012	$19,307	$5,705	30%	$48,828	$37,121	$11,707	32%
Sales and marketing
The $2.0 million, or 39%, increase in sales and marketing expense from the three months ended July 31, 2017 to the three months ended July 31, 2018 was due to increased staffing and sales commissions of $0.6 million, stock-based compensation expense of $0.4 million, and increases in other expenses of $1.1 million.
The $4.3 million, or 44%, increase in sales and marketing expense from the six months ended July 31, 2017 to the six months ended July 31, 2018 was due to increased staffing and sales commissions of $1.4 million, stock-based compensation expense of $0.8 million, and increases in other expenses of $2.1 million.
Sales and marketing expense from the three and six months ended July 31, 2018 reflects the adoption of the new revenue recognition standard, ASC 606. As a result, we capitalize sales commissions and amortize these costs over the average economic life of an HSA Member, to sales and marketing expense in the condensed consolidated statement of operations. Our previous practice was to fully expense sales commissions when the HSA Member was added to our platform.
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
Technology and development
The $1.6 million, or 24%, increase in technology and development expense from the three months ended July 31, 2017 to the three months ended July 31, 2018 was due to increased personnel-related expense of $0.9 million, increases in technology-related expenses, and increased amortization, depreciation and stock-based compensation of $1.1 million, which were partially offset by decreases in professional fees and capitalized development of $0.3 million.
The $3.3 million, or 26%, increase in technology and development expense from the six months ended July 31, 2017 to the six months ended July 31, 2018 was due to increased personnel-related expense of $2.1 million, increases in technology-related expenses, and increased amortization, depreciation and stock-based compensation of $2.0 million, which were partially offset by decreases in professional fees of $0.7 million.
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
General and administrative
The $1.7 million, or 27%, increase in general and administrative expense from the three months ended July 31, 2017 to the three months ended July 31, 2018 was due to increased personnel-related expense of $0.9 million and increases in stock-based compensation of $0.8 million.
The $3.3 million, or 27%, increase in general and administrative expense from the six months ended July 31, 2017 to the six months ended July 31, 2018 was due to increased personnel-related expense of $1.5 million, increases in stock-based compensation of $1.4 million, and increased other expenses of $0.4 million.
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
Amortization of acquired intangible assets
The increase in amortization of acquired intangible assets for the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017 was attributable to the HSA portfolio asset acquisitions and acquisition of a business that occurred during the year ended January 31, 2018, and the acquisition of the Mountain America Credit Union HSA portfolio which closed during the three months ended July 31, 2018.
Other expense, net
The change in other expense, net from the three and six months ended July 31, 2017 to the three and six months ended July 31, 2018 was due to the adoption of ASU 2016-01.
Income tax provision (benefit)
Income tax benefit for the three and six months ended July 31, 2018 was $1.0 million and $3.1 million as compared to $0.5 million and a tax provision of $1.3 million for the three and six months ended July 31, 2017. The change for the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017 was primarily the result of the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits.
Our effective income tax rate for the three and six months ended July 31, 2018 was a benefit of 4.8% and 7.3%, compared to a benefit of 3.0% and a provision of 4.1% for the three and six months ended July 31, 2017. The 1.8 and 11.4 percentage point decrease for the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017 is primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits.
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
In the past we have experienced higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January. Beginning February 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. As a result of this adoption, the Company capitalizes incremental contract acquisition costs, such as sales commissions, and amortizes these costs over the average economic life of a member.

Liquidity and capital resources
Cash and marketable securities overview
As of July 31, 2018, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of July 31, 2018 and January 31, 2018, cash, cash equivalents and marketable securities were $302.9 million and $240.3 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of July 31, 2018. We were in compliance with all covenants as of July 31, 2018.
Use of cash
Capital expenditures for the six months ended July 31, 2018 and 2017 were $7.4 million and $7.3 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2019 as we continue to devote capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$52,640	$39,761
Net cash used in investing activities	(8,773)	(17,066)
Net cash provided by financing activities	18,469	7,072
Increase in cash and cash equivalents	62,336	29,767
Beginning cash and cash equivalents	199,472	139,954
Ending cash and cash equivalents	$261,808	$169,721
Cash flows provided by operating activities. Net cash provided by operating activities during the six months ended July 31, 2018 resulted primarily from our net income of $45.1 million, adjusted for the following non-cash items: depreciation and amortization of $8.9 million, stock-based compensation of $9.7 million, and changes in deferred taxes of $2.4 million, and changes in inventories, accrued liabilities, other long-term liabilities, and unrealized losses on marketable securities and other totaling $0.5 million. These items were offset by an increase in other assets of $7.0 million, a decrease in accrued compensation of $2.8 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $3.3 million, and an decrease in accounts payable of $0.8 million.
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
Cash flows used in investing activities. Net cash used in investing activities for the six months ended July 31, 2018 was primarily the result of the continued development of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the six months ended July 31, 2018 were $4.7 million. This compares to purchases of software and capitalized software development costs of $5.2 million for the six months ended July 31, 2017. Our purchases of property and equipment increased from $2.2 million for the six months ended July 31, 2017 to $2.7 million for the six months ended July 31, 2018, primarily as a result of increases in tenant improvements. In addition, during the six months ended July 31, 2018, purchases of intangible member assets resulted in cash outflows of $1.0 million.
Cash flows provided by financing activities. Cash flow provided by financing activities during the six months ended July 31, 2018 resulted primarily from the proceeds associated with the exercise of stock options of $18.5 million compared to $7.1 million for the six months ended July 31, 2017.
Contractual obligations
There were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.
Off-balance sheet arrangements
During the three months ended July 31, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2018. Other than the adoption of ASU 2014-09 and related subsequent amendments, Revenue from Contracts with Customers, described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2018, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2018.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and six months ended July 31, 2018, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of July 31, 2018 were $302.9 million, of which $750,000 was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of July 31, 2018 was $24.9 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial assets. As of July 31, 2018, we had custodial cash assets of approximately $5.5 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2018, we had unrestricted cash and cash equivalents of $261.8 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
As of July 31, 2018, we had marketable securities of $41.1 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities.

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
During the three months ended July 31, 2018, the Company used funds received from the offerings to acquire the rights to be custodian of an HSA portfolio for approximately $1.0 million in cash.
The remainder of the funds received have been invested in registered money market accounts and mutual funds.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36568	3.1	July 6, 2018
3.2	Second Amended and Restated By-Laws of the Company.	8-K	001-36568	3.2	July 6, 2018
10.1+	Employment Agreement, dated June 21, 2018, by and between the Registrant and Ted Bloomberg.
10.2+	Team Member Confidentiality and Non-Competition Agreement, dated June 21, 2018, by and between the Registrant and Ted Bloomberg.
10.3+	Amendment to Executive Change in Control Severance Plan
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document
101.SCH	XBRL Taxonomy schema linkbase document
101.CAL	XBRL Taxonomy calculation linkbase document
101.DEF	XBRL Taxonomy definition linkbase document
101.LAB	XBRL Taxonomy labels linkbase document
101.PRE	XBRL Taxonomy presentation linkbase document

+	Filed herewith.
*	Furnished herewith.
#
These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 6, 2018	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer