Form 10-Q
period 2018-10-31
HEALTHEQUITY INC
filed 2018-12-06
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 30, 2018, there were 62,388,638 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets (unaudited)

(in thousands, except par value)	October 31, 2018	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$289,007	$199,472
Marketable securities, at fair value	41,250	40,797
Total cash, cash equivalents and marketable securities	330,257	240,269
Accounts receivable, net of allowance for doubtful accounts as of October 31, 2018 and January 31, 2018 of $153 and $208, respectively	24,465	21,602
Inventories	164	215
Other current assets	8,953	3,310
Total current assets	363,839	265,396
Property and equipment, net	8,743	7,836
Intangible assets, net	80,730	83,635
Goodwill	4,651	4,651
Deferred tax asset	1,435	5,461
Other assets	18,300	2,180
Total assets	$477,698	$369,159
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,495	$2,420
Accrued compensation	9,933	12,549
Accrued liabilities	5,972	5,521
Total current liabilities	17,400	20,490
Long-term liabilities
Other long-term liabilities	2,836	2,395
Deferred tax liability	661	—
Total long-term liabilities	3,497	2,395
Total liabilities	20,897	22,885
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 62,380 and 60,825 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	6	6
Additional paid-in capital	298,064	261,237
Accumulated other comprehensive loss	—	(269)
Accumulated earnings	158,731	85,300
Total stockholders’ equity	456,801	346,274
Total liabilities and stockholders’ equity	$477,698	$369,159
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
Revenue:
Service revenue	$25,041	$22,962	$74,797	$68,258
Custodial revenue	31,564	22,105	90,713	62,709
Interchange revenue	13,890	11,722	45,956	38,122
Total revenue	70,495	56,789	211,466	169,089
Cost of revenue:
Service costs	17,562	17,251	52,808	47,824
Custodial costs	3,551	2,784	10,492	8,370
Interchange costs	3,565	3,027	11,418	9,625
Total cost of revenue	24,678	23,062	74,718	65,819
Gross profit	45,817	33,727	136,748	103,270
Operating expenses:
Sales and marketing	7,502	5,892	21,605	15,707
Technology and development	8,678	6,866	25,055	19,905
General and administrative	9,161	6,252	24,561	18,354
Amortization of acquired intangible assets	1,490	1,155	4,438	3,320
Total operating expenses	26,831	20,165	75,659	57,286
Income from operations	18,986	13,562	61,089	45,984
Other expense:
Other expense, net	(1,555)	(395)	(1,631)	(523)
Total other expense	(1,555)	(395)	(1,631)	(523)
Income before income taxes	17,431	13,167	59,458	45,461
Income tax provision (benefit)	1,745	2,685	(1,322)	4,004
Net income	$15,686	$10,482	$60,780	$41,457
Net income per share:
Basic	$0.25	$0.17	$0.98	$0.69
Diluted	$0.25	$0.17	$0.96	$0.67
Weighted-average number of shares used in computing net income per share:
Basic	62,088	60,562	61,718	60,160
Diluted	63,923	61,868	63,628	61,703
Comprehensive income:
Net income	$15,686	$10,482	$60,780	$41,457
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	7	—	(23)
Comprehensive income	$15,686	$10,489	$60,780	$41,434
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$60,780	$41,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,498	11,142
Loss on disposal of software development costs and other	844	97
Deferred taxes	394	5,093
Stock-based compensation	15,461	10,468
Changes in operating assets and liabilities:
Accounts receivable	(2,863)	(4,482)
Inventories	51	423
Other assets	(4,568)	(3,027)
Accounts payable	(1,087)	(425)
Accrued compensation	(2,617)	(2,219)
Accrued liabilities	451	2,586
Other long-term liabilities	441	770
Net cash provided by operating activities	80,785	61,883
Cash flows from investing activities:
Purchases of intangible member assets	(1,195)	(15,529)
Acquisition of a business	—	(2,882)
Purchases of marketable securities	(574)	(343)
Purchases of property and equipment	(3,467)	(3,382)
Purchases of software and capitalized software development costs	(7,352)	(7,654)
Net cash used in investing activities	(12,588)	(29,790)
Cash flows from financing activities:
Proceeds from exercise of common stock options	21,338	12,320
Net cash provided by financing activities	21,338	12,320
Increase in cash and cash equivalents	89,535	44,413
Beginning cash and cash equivalents	199,472	139,954
Ending cash and cash equivalents	$289,007	$184,367
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$6	$238
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	156	501
Purchases of intangible member assets accrued during the period	—	3,429
Exercise of common stock options receivable	28	—
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
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry; this partnership interest is accounted for using the equity method of accounting. The investment was approximately $0.2 million as of October 31, 2018 and is included in other assets on the accompanying condensed consolidated balance sheet.
The Company has a 1% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting to account for the investment. The investment was $0.5 million as of October 31, 2018 and is included in other assets on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2018 and for the three and nine months ended October 31, 2018 and 2017 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2018. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
The Company adopted ASC 606 on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The Company recorded the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of the preceding standard did not have a material impact on the Company's revenue for the three and nine months ended October 31, 2018.

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
The impact of adoption on the Company's condensed consolidated statement of operations for the three and nine months ended October 31, 2018 is as follows:

	Three months ended October 31, 2018			Nine months ended October 31, 2018
(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Sales and marketing	$7,502	$7,658	$(156)	$21,605	$22,147	$(542)
Income from operations	18,986	18,830	156	61,089	60,547	542
Income tax provision (benefit)	1,745	1,675	70	(1,322)	(1,530)	208
Net income	$15,686	$15,600	$86	$60,780	$60,446	$334
The impact of adoption on the Company's condensed consolidated balance sheet as of October 31, 2018 is as follows:

(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Other current assets	$8,953	$7,552	$1,401
Deferred tax asset	1,435	5,111	(3,676)
Other assets	18,300	2,022	16,278
Deferred tax liability	661	—	661
Accumulated earnings	$158,731	$145,389	$13,342
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
Costs to obtain or fulfill a contract. ASC 606 requires capitalizing the costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commissions paid to sales team members as a result of obtaining contracts are recoverable, the Company recorded a $17.2 million cumulative catch-up capitalized asset on February 1, 2018. As of October 31, 2018, the net amount capitalized as contract costs was $17.7 million, which is included in other current assets and other assets.
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
Contract balances. The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company's deferred revenue as of October 31, 2018 and January 31, 2018 was $0.4 million and $0.5 million, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement. The Company expects to satisfy its remaining obligations for this arrangement.
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
This ASU also eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. The Company adopted this provision on a prospective basis as it relates to its 1% ownership interest in a limited partnership and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer or impairment will be recorded through net income in the period incurred.
The impact of the adoption on the Company's condensed consolidated financial statements as of and for the three and nine months ended October 31, 2018 was not significant.
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
Adoption of ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which updates the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the nine months ended October 31, 2018. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.
Adoption of ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the nine months ended October 31, 2018. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.
Adoption of ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about changes to the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the nine months ended October 31, 2018, and prospectively applies this standard to awards modified on or after the adoption date. There was no impact on the Company's condensed consolidated financial statements as a result of the adoption.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Recent issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (codified as "ASC 842"), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e., lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 leases. ASC 842 is effective for financial statements issued for reporting periods beginning after December 15, 2018 and requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. In July 2018, the FASB issued ASU 2018-11- Leases ("Topic 842") – Targeted Improvements, which provides an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.  The Company will adopt ASC 842 effective February 1, 2019, using the alternative transition method under Topic 842.  Although the Company is in the process of evaluating the impact of adoption of ASC 842 on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for facility operating lease agreements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.
In August 2018, FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. As this relates to disclosure only, the Company believes the adoption of this ASU will have an immaterial impact on its consolidated financial statements.
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
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements relating to stockholders' equity for interim financial statements, to require changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. As permitted by the SEC, the Company will apply the disclosure change in stockholders’ equity analysis commencing with its Form 10-Q for the fiscal quarter ending April 30, 2019.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$15,686	$10,482	$60,780	$41,457
Denominator (basic):
Weighted-average common shares outstanding	62,088	60,562	61,718	60,160
Denominator (diluted):
Weighted-average common shares outstanding	62,088	60,562	61,718	60,160
Weighted-average dilutive effect of stock options and restricted stock units	1,835	1,306	1,910	1,543
Diluted weighted-average common shares outstanding	63,923	61,868	63,628	61,703
Net income per share:
Basic	$0.25	$0.17	$0.98	$0.69
Diluted	$0.25	$0.17	$0.96	$0.67
For the three months ended October 31, 2018 and 2017, approximately 36,000 and 0.8 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2018 and 2017, approximately 0.1 million and 0.7 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities as of October 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$289,007	$—	$—	$289,007
Marketable securities:
Mutual funds	41,727	335	(812)	41,250
Total cash, cash equivalents and marketable securities	$330,734	$335	$(812)	$330,257
Cash, cash equivalents and marketable securities as of January 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$199,472	$—	$—	$199,472
Marketable securities:
Mutual funds	41,153	270	(626)	40,797
Total cash, cash equivalents and marketable securities	$240,625	$270	$(626)	$240,269

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Cash, cash equivalents and marketable securities (continued)

The following table summarizes the cost basis and fair value of the marketable securities by contractual maturity as of October 31, 2018:

(in thousands)	Cost basis	Fair value
One year or less	$26,021	$25,895
Over one year and less than five years	15,706	15,355
Total	$41,727	$41,250
Unrealized losses from marketable securities are primarily attributable to change in interest rates. The Company does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of October 31, 2018.
Unrealized loss recognized during the three and nine months ended October 31, 2018 for marketable securities held as of October 31, 2018 was $0.1 million.
Note 4. Property and equipment
Property and equipment consisted of the following as of October 31, 2018 and January 31, 2018:

(in thousands)	October 31, 2018	January 31, 2018
Leasehold improvements	$3,775	$2,292
Furniture and fixtures	5,075	4,785
Computer equipment	9,291	8,174
Property and equipment, gross	18,141	15,251
Accumulated depreciation	(9,398)	(7,415)
Property and equipment, net	$8,743	$7,836
Depreciation expense for the three months ended October 31, 2018 and 2017 was $0.9 million and $0.7 million, respectively, and $2.6 million and $2.0 million for the nine months ended October 31, 2018 and 2017, respectively.
Note 5. Intangible assets and goodwill
During the three months ended October 31, 2018 and 2017, the Company capitalized software development costs of $2.2 million and $2.1 million, respectively, and $6.4 million and $6.3 million for the nine months ended October 31, 2018 and 2017, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2018 and January 31, 2018:

(in thousands)	October 31, 2018	January 31, 2018
Amortized intangible assets:
Capitalized software development costs	$37,995	$31,993
Software	4,440	8,863
Other intangible assets	2,882	2,882
Acquired intangible member assets	85,110	83,915
Intangible assets, gross	130,427	127,653
Accumulated amortization	(49,697)	(44,018)
Intangible assets, net	$80,730	$83,635

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Note 5. Intangible assets and goodwill (continued)

During the three months ended October 31, 2018 and 2017, the Company expensed a total of $3.4 million and $3.0 million, respectively, and $10.0 million and $8.9 million for the nine months ended October 31, 2018 and 2017, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended October 31, 2018 and 2017 was $3.7 million and $3.3 million, respectively, and $10.9 million and $9.2 million for the nine months ended October 31, 2018 and 2017, respectively.
During the three months ended October 31, 2018, the Company incurred a loss on disposal of approximately $0.7 million of previously capitalized software development costs.
There were no changes to the goodwill carrying value during the three and nine months ended October 31, 2018 and 2017.
Note 6. Commitments and contingencies
The Company’s principal commitments and contingencies consist of a processing services agreement with a vendor, and obligations for office space, telephony services, data storage facilities, equipment and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2018 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2018, and did not change materially during the three and nine months ended October 31, 2018, except for the following:
On September 27, 2018, the Company entered into an amendment to its lease agreements, dated May 15, 2015, to expand its current office space in Draper, Utah, commencing February 1, 2020 and extend the term of its current lease. The leases will expire on November 30, 2030. The Company will be responsible for payment of taxes and operating expenses, in addition to rent increases of approximately $35.5 million over the lease term.
Future minimum lease payments required under non-cancelable obligations as of October 31, 2018 are as follows:

Year ending January 31, (in thousands)	Office lease	Other agreements	Total
2019	$957	$1,114	$2,071
2020	3,689	3,113	6,802
2021	3,933	3,095	7,028
2022	5,589	1,803	7,392
2023	5,728	40	5,768
Thereafter	50,124	11	50,135
Total	$70,020	$9,176	$79,196

Lease expense for office space for the three months ended October 31, 2018 and 2017 was $1.4 million and $1.0 million, respectively, and $4.0 million and $3.1 million for the nine months ended October 31, 2018 and 2017, respectively. Expense for other lease agreements for the three months ended October 31, 2018 and 2017 was $0.1 million, and $0.4 million and $0.3 million for the nine months ended October 31, 2018 and 2017, respectively.
Note 7. Indebtedness
On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement") that provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of October 31, 2018.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of October 31, 2018.
Note 8. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and nine months ended October 31, 2018, the Company recorded an income tax expense of $1.7 million and an income tax benefit of $1.3 million, respectively. This resulted in an effective income tax expense rate of 10.0% and an effective income tax benefit rate of 2.2% for the three and nine months ended October 31, 2018, respectively, compared with an effective income tax expense rate of 20.4% and 8.8% for the three and nine months ended October 31, 2017, respectively. For the three and nine months ended October 31, 2018 and 2017, the net impact of discrete tax items caused an 11.9 and 24.1 percentage point decrease and a 15.7 and 27.3 percentage point decrease, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes in the condensed consolidated statements of operations and comprehensive income. The decrease in the effective income tax rate from the same periods last year is primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods.
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
The Company remeasured certain deferred tax assets and liabilities as of December 31, 2017 based on rates at which they are expected to reverse in the future, which is generally the new corporate income tax rate of 21% as enacted by the Tax Cuts and Jobs Act. However, the Company's analysis is incomplete as it is still analyzing certain aspects of the Act and refining its calculations, including state conformity and the impact of state tax rates on deferred tax balances, which could potentially affect the measurement of these balances or potentially give rise to

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Income taxes (continued)

new deferred tax amounts. Based on the best information available, the provisional amount recorded related to the remeasurement of the Company's deferred tax balances resulted in a decrease in net deferred tax assets of $0.5 million during the year ended January 31, 2018. As of October 31, 2018, the Company has not made any additional measurement period adjustments to the provisional amount recorded as of January 31, 2018. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the enacted tax law changes and as additional future guidance on the effects of the Tax Cuts and Jobs Act is made available. The Company expects to complete its accounting within the prescribed measurement period.
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
As of October 31, 2018 and January 31, 2018, the Company’s total gross unrecognized tax benefit was $1.5 million and $0.9 million, respectively. Certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of October 31, 2018 and January 31, 2018. If recognized, $1.4 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2018.
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
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$788	$720	$2,008	$1,903
Sales and marketing	990	561	2,586	1,403
Technology and development	1,386	831	3,677	2,365
General and administrative	2,570	1,553	7,190	4,797
Total stock-based compensation expense	$5,734	$3,665	$15,461	$10,468

The following table shows stock-based compensation by award type:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Stock options	$1,917	$1,947	$5,664	$5,846
Performance stock options	178	346	503	1,032
Restricted stock units	1,956	835	5,543	2,245
Performance restricted stock units	793	537	1,843	1,345
Restricted stock awards	172	—	399	—
Performance restricted stock awards	718	—	1,509	—
Total stock-based compensation expense	$5,734	$3,665	$15,461	$10,468

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
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	37.09%	37.79%	37.09% - 37.84%	37.79% - 38.01%
Risk-free interest rate	2.79%	1.18%	2.52% - 2.79%	1.18% - 2.07%
Expected life of options	6.25 years	4.50 years	5.17 - 6.25 years	4.50 - 6.25 years

The determination of the fair value of stock options on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of publicly traded peer companies. During the three and nine months ended October 31, 2018, the Company began using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations. The Company uses the "simplified" method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the limited option exercise history as a public company.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2018	3,699	$0.10 - 51.44	$22.83	7.26	$102,796
Granted	115	$50.41 - 82.39	$65.05
Exercised	(1,222)	$0.10 - 44.53	$17.48
Forfeited	(116)	$14.00 - 44.53	$30.48
Outstanding as of October 31, 2018	2,476	$0.10 - 82.39	$27.08	6.96	$160,195
Vested and expected to vest as of October 31, 2018	2,476		$27.08	6.96	$160,195
Exercisable as of October 31, 2018	806		$21.81	6.45	$56,427
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
As of October 31, 2018, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.3 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $13.1 million.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2018	451	$44.10	—	$—
Granted	285	66.67	275	61.92
Vested	(76)	45.46	—	—
Forfeited	(27)	46.39	(19)	61.72
Outstanding as of October 31, 2018	633	$54.00	256	$61.93

Total unrecorded stock-based compensation expense as of October 31, 2018 associated with RSUs and PRSUs was $26.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total unrecorded stock-based compensation expense as of October 31, 2018 associated with RSAs and PRSAs was $8.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
The following tables summarize the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	October 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$41,250	$—	$—

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,797	$—	$—

The Company has classified cash and cash equivalents as Level 1 and certain non-trade receivables as Level 2 in the fair value hierarchy.
Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment and acquisition strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2018, as updated by this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K, as updated by this Quarterly Report on Form 10-Q.
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

HSA Members
The following table sets forth our HSA Members for the periods indicated:

(in thousands, except percentages)	October 31, 2018	October 31, 2017	% Change	January 31, 2018
HSA Members	3,677	3,013	22%	3,403
Average HSA Members - Year-to-date	3,540	2,873	23%	2,952
Average HSA Members - Quarter-to-date	3,642	2,977	22%	3,189
New HSA Members - Year-to-date	338	339	—%	723
New HSA Members - Quarter-to-date	119	123	(3)%	404
Active HSA Members	2,972	2,536	17%	2,863
HSA Members with investments	153	98	56%	122
The number of our HSA Members is critical because our revenue is driven by the amount we earn from HSA Member's accounts, balances and spend. The number of our HSA Members increased by approximately 664,000, or 22%, from October 31, 2017 to October 31, 2018, primarily driven by the addition of new Network Partners and further penetration into existing Network Partners.
HSAs are individually owned portable healthcare accounts. As HSA Members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA Members deplete their custodial balance, we may consider them no longer an Active HSA Member. We define an Active HSA Member as an HSA Member that (i) is associated with a Health Plan and Administrator Partner or an Employer Partner, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. Active HSA Members increased 17% from 2.5 million as of October 31, 2017 to 3.0 million as of October 31, 2018.
Custodial assets
The following table sets forth our custodial assets for the periods indicated:

(in millions, except percentages)	October 31, 2018	October 31, 2017	% Change	January 31, 2018
Custodial cash	$5,583	$4,593	22%	$5,490
Custodial investments	1,507	987	53%	1,289
Total custodial assets	$7,090	$5,580	27%	$6,779
Average daily custodial cash - Year-to-date	$5,503	$4,470	23%	$4,571
Average daily custodial cash - Quarter-to-date	$5,551	$4,550	22%	$4,876
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
Our total custodial assets increased by $1.5 billion, or 27%, from October 31, 2017 to October 31, 2018, primarily driven by additional custodial assets from our existing HSA Members and new custodial assets from our new HSA Members. Importantly, our custodial investment assets increased by $520 million, or 53%, from October 31, 2017 to October 31, 2018, reflecting our strategy to help our HSA Members build wealth and invest for retirement.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2018	2017	2018	2017
Net income	$15,686	$10,482	$60,780	$41,457
Interest income	(358)	(185)	(919)	(521)
Interest expense	68	69	204	205
Income tax provision (benefit)	1,745	2,685	(1,322)	4,004
Depreciation and amortization	3,092	2,851	9,060	7,822
Amortization of acquired intangible assets	1,490	1,155	4,438	3,320
Stock-based compensation expense	5,734	3,665	15,461	10,468
Other (1)	2,209	511	3,392	839
Adjusted EBITDA	$29,666	$21,233	$91,094	$67,594

(1)
For the three months ended October 31, 2018 and 2017, Other consisted of non-income-based taxes of $114 and $113, other costs of $207 and $0, acquisition-related costs of $849 and $398, amortization of incremental costs to obtain a contract of $363 and $0, and loss on disposal of previously capitalized software development of $676 and $0, respectively. For the nine months ended October 31, 2018 and 2017, Other consisted of non-income-based taxes of $334 and $303, other costs of $263 and $54, acquisition-related costs of $1,074 and $482, amortization of incremental costs to obtain a contract of $1,045 and $0, and loss on disposal of previously capitalized software development of $676 and $0, respectively.

The following table further sets forth our Adjusted EBITDA:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Adjusted EBITDA	$29,666	$21,233	$8,433	40%	$91,094	$67,594	$23,500	35%
As a percentage of revenue	42%	37%			43%	40%
Our Adjusted EBITDA increased by $8.4 million, or 40%, from $21.2 million for the three months ended October 31, 2017 to $29.7 million for the three months ended October 31, 2018. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $5.4 million, or 40%, increase in income from operations.
Our Adjusted EBITDA increased by $23.5 million, or 35%, from $67.6 million for the nine months ended October 31, 2017 to $91.1 million for the nine months ended October 31, 2018. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $15.1 million, or 33%, increase in income from operations.
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

Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of October 31, 2018, we have recorded a net deferred tax liability in most jurisdictions except Utah and four other states for which a net deferred tax asset has been recorded. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of October 31, 2018 for most of our deferred tax assets. However, we have recorded a valuation allowance of $0.1 million as of October 31, 2018 with respect to unrealized capital losses for which we do not expect to generate taxable capital gains in order to utilize the capital losses in the future. This valuation allowance was reflected as an adjustment to retained earnings as a result of the adoption of ASU 2016-01. No valuation allowance was recorded as of January 31, 2018.

Comparison of the three and nine months ended October 31, 2018 and 2017
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service revenue	$25,041	$22,962	$2,079	9%	$74,797	$68,258	$6,539	10%
Custodial revenue	31,564	22,105	9,459	43%	90,713	62,709	28,004	45%
Interchange revenue	13,890	11,722	2,168	18%	45,956	38,122	7,834	21%
Total revenue	$70,495	$56,789	$13,706	24%	$211,466	$169,089	$42,377	25%
Service revenue
The $2.1 million, or 9%, increase in service revenue from the three months ended October 31, 2017 to the three months ended October 31, 2018 was primarily due to an increase in the number of our HSA Members, offset by lower service revenue per HSA Member. The $6.5 million, or 10%, increase in service revenue from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was primarily due to an increase in the number of our HSA Members, offset by lower service revenue per HSA Member. The number of our HSA Members increased by approximately 664,000, or 22%, from October 31, 2017 to October 31, 2018. The growth in the number of our HSA Members was primarily due to growth from our new and existing Network Partners.
Service revenue per HSA Member decreased by approximately 11% from the three and nine months ended October 31, 2017 to each of the three and nine months ended October 31, 2018. Our service fee tier structure incentivizes our Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease.
Custodial revenue
The $9.5 million, or 43%, increase in custodial revenue from the three months ended October 31, 2017 to the three months ended October 31, 2018 was primarily due to an increase in the yield on average custodial cash assets from 1.85% for the three months ended October 31, 2017 to 2.14% and an increase in average daily custodial assets of $1.6 billion, or 29%.
The $28.0 million, or 45%, increase in custodial revenue from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was primarily due to an increase in the yield on average custodial cash assets from 1.80% for the nine months ended October 31, 2017 to 2.10% and an increase in average daily custodial assets of $1.6 billion, or 31%.
Custodial revenue per HSA Member increased by approximately 17% from the three and nine months ended October 31, 2017 to each of the three and nine months ended October 31, 2018 primarily due to the increase in the balances of and yield on average daily custodial cash assets. The increase in average daily custodial cash balances is due to the increase in HSA Members.

Interchange revenue
The $2.2 million, or 18%, increase in interchange revenue from the three months ended October 31, 2017 to the three months ended October 31, 2018 was primarily due to an overall increase in the number of our HSA Members resulting in an overall increase in the volume of payment activity.
The $7.8 million, or 21%, increase in interchange revenue from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was primarily due to an overall increase in the number of our HSA Members resulting in an overall increase in the volume of payment activity.
Interchange revenue per HSA Member decreased by approximately 3% and 2% from the three and nine months ended October 31, 2017 to the three and nine months ended October 31, 2018, primarily due to a decrease in payment activity per HSA Member.
Total revenue
Total revenue per HSA Member increased by 1% from the three and nine months ended October 31, 2017 to the three and nine months ended October 31, 2018, due to the increase in custodial revenue per HSA Member, largely offset by the decreases in service and interchange revenue per HSA Member.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service costs	$17,562	$17,251	$311	2%	$52,808	$47,824	$4,984	10%
Custodial costs	3,551	2,784	767	28%	10,492	8,370	2,122	25%
Interchange costs	3,565	3,027	538	18%	11,418	9,625	1,793	19%
Total cost of revenue	$24,678	$23,062	$1,616	7%	$74,718	$65,819	$8,899	14%
The increase in costs described below were partially attributed to the HSA portfolio acquisitions and acquisition of a business that occurred during the year ended January 31, 2018.
Service costs
The $0.3 million, or 2%, increase in service costs from the three months ended October 31, 2017 to the three months ended October 31, 2018 was due to the higher volume of accounts being serviced. The $0.3 million increase includes increases of information and technology expenses of $0.3 million, increases of $0.3 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, and other expenses of $0.3 million, which were offset by a decrease in activation and processing costs of $0.6 million related to lower incremental expenses associated with fraud prevention measures. Service costs per HSA Member decreased by 17% from the three months ended October 31, 2017 to the three months ended October 31, 2018 due to lower incremental expenses associated with fraud prevention measures.
The $5.0 million, or 10%, increase in service costs from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was due to the higher volume of accounts being serviced. The $5.0 million increase includes increases of $3.1 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, information and technology expenses of $1.0 million, and other expenses of $1.0 million, which were offset by a decrease in activation and processing costs of $0.1 million related to lower incremental expenses associated with fraud prevention measures. Service costs per HSA Member decreased by 10% from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 due to the timing of hiring of personnel to implement and support new Network Partners and HSA Members and a decrease in incremental expenses associated with fraud prevention measures.
Custodial costs
The $0.8 million, or 28%, increase in custodial costs from the three months ended October 31, 2017 to the three months ended October 31, 2018 was due to an increase in average daily custodial cash assets, which increased from $4.6 billion for the three months ended October 31, 2017 to $5.6 billion for the three months ended October 31, 2018. Custodial costs on average custodial cash assets remained unchanged at 0.24% for the three months ended October 31, 2018 and 2017.

The $2.1 million, or 25%, increase in custodial costs from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was due to an increase in average daily custodial cash assets, which increased from $4.5 billion for the nine months ended October 31, 2017 to $5.5 billion for the nine months ended October 31, 2018, partially offset by a decrease in custodial costs on average custodial cash assets from 0.25% for the nine months ended October 31, 2017 to 0.24% for the nine months ended October 31, 2018.
Interchange costs
The $0.5 million, or 18%, and $1.8 million, or 19%, increase in interchange costs for the three and nine months ended October 31, 2017 compared to the three and nine months ended October 31, 2018 was due to an overall increase in payment activity, attributable to the growth in HSA Members.
As we continue to add HSA Members, our cost of revenue will increase in aggregate dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our Member Education Center, Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$7,502	$5,892	$1,610	27%	$21,605	$15,707	$5,898	38%
Technology and development	8,678	6,866	1,812	26%	25,055	19,905	5,150	26%
General and administrative	9,161	6,252	2,909	47%	24,561	18,354	6,207	34%
Amortization of acquired intangible assets	1,490	1,155	335	29%	4,438	3,320	1,118	34%
Total operating expenses	$26,831	$20,165	$6,666	33%	$75,659	$57,286	$18,373	32%
Sales and marketing
The $1.6 million, or 27%, increase in sales and marketing expense from the three months ended October 31, 2017 to the three months ended October 31, 2018 was due to increased staffing of $0.9 million, higher stock-based compensation expense of $0.4 million, and increases in other expenses of $0.3 million.
The $5.9 million, or 38%, increase in sales and marketing expense from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was due to increased staffing of $3.7 million, higher stock-based compensation expense of $1.2 million, and increases in other expenses of $1.0 million.
Sales and marketing expense from the three and nine months ended October 31, 2018 reflects the adoption of the new revenue recognition standard, ASC 606. As a result, we capitalize sales commissions and amortize these costs over the average economic life of an HSA Member, to sales and marketing expense in the condensed consolidated statement of operations. Our previous practice was to fully expense sales commissions when the HSA Member was added to our platform.
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
Technology and development
The $1.8 million, or 26%, increase in technology and development expense from the three months ended October 31, 2017 to the three months ended October 31, 2018 was due to increased personnel-related expense of $0.9 million, increases in technology-related expenses, increases in amortization, depreciation and stock-based compensation of $1.0 million, and other increases of $0.1 million, which were partially offset by decreases in professional fees and capitalized development of $0.2 million.
The $5.2 million, or 26%, increase in technology and development expense from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was due to increased personnel-related expense of $2.9 million, increases in amortization, depreciation and stock-based compensation of $2.3 million, and higher technology-related expenses of $0.6 million, which were partially offset by decreases in other expenses of $0.6 million.

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
General and administrative
The $2.9 million, or 47%, increase in general and administrative expense from the three months ended October 31, 2017 to the three months ended October 31, 2018 was due to increased personnel-related expense of $1.0 million, increases in stock-based compensation of $1.0 million, and increases in other expenses of $0.9 million.
The $6.2 million, or 34%, increase in general and administrative expense from the nine months ended October 31, 2017 to the nine months ended October 31, 2018 was due to increased personnel-related expense of $2.5 million, increases in stock-based compensation of $2.4 million, and increases in other expenses of $1.3 million.
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
Amortization of acquired intangible assets
The increase in amortization of acquired intangible assets for the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017 was attributable to the HSA portfolio asset acquisitions and acquisition of a business that occurred during the year ended January 31, 2018.
Other expense, net
The change in other expense, net from the three and nine months ended October 31, 2017 to the three and nine months ended October 31, 2018 was due to acquisition-related costs and the disposal of previously capitalized software development costs.
Income tax provision (benefit)
Income tax provision for the three months ended October 31, 2018 was $1.7 million and income tax benefit for the nine months ended October 31, 2018 was $1.3 million as compared to an income tax provision of $2.7 million and $4.0 million for the three and nine months ended October 31, 2017, respectively. The change for the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017 was primarily the result of the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods.
Our effective income tax rate for the three and nine months ended October 31, 2018 was a provision of 10.0% and a benefit of 2.2%, compared to a provision of 20.4% and 8.8% for the three and nine months ended October 31, 2017. The 10.4 and 11.0 percentage point decrease for the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017 is primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods.
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
Liquidity and capital resources
Cash and marketable securities overview
As of October 31, 2018, our principal source of liquidity was our current cash and marketable securities balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of October 31, 2018 and January 31, 2018, cash, cash equivalents and marketable securities were $330.3 million and $240.3 million, respectively.

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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of October 31, 2018. We were in compliance with all covenants as of October 31, 2018.
Use of cash
Capital expenditures for the nine months ended October 31, 2018 and 2017 were $10.8 million and $11.0 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2019 as we continue to devote capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$80,785	$61,883
Net cash used in investing activities	(12,588)	(29,790)
Net cash provided by financing activities	21,338	12,320
Increase in cash and cash equivalents	89,535	44,413
Beginning cash and cash equivalents	199,472	139,954
Ending cash and cash equivalents	$289,007	$184,367

Cash flows provided by operating activities. Net cash provided by operating activities during the nine months ended October 31, 2018 resulted primarily from our net income of $60.8 million, adjusted for the following non-cash items: depreciation and amortization of $13.5 million, stock-based compensation of $15.5 million, and changes in deferred taxes of $0.4 million, and changes in inventories, accrued liabilities, other long-term liabilities, disposal of previously capitalized software development, and unrealized losses on marketable securities and other totaling $1.8 million. These items were offset by an increase in other assets of $4.6 million, a decrease in accrued compensation of $2.6 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $2.9 million, and an decrease in accounts payable of $1.1 million.
Net cash provided by operating activities during the nine months ended October 31, 2017 resulted primarily from our net income of $41.5 million being adjusted for the following non-cash items: depreciation and amortization of $11.1 million, stock-based compensation of $10.5 million, a change in deferred taxes of $5.1 million impacted by the adoption of ASU 2016-09 and utilization of deferred tax benefits and changes in inventories, accrued liabilities, other long-term liabilities and amortization of deferred financing costs and other totaling $3.9 million. These items were offset by a decrease in accrued compensation of $2.2 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $4.5 million, an increase in other assets of $3.0 million, and a decrease in accounts payable of $0.4 million.
Cash flows used in investing activities. Net cash used in investing activities for the nine months ended October 31, 2018 was primarily the result of the continued development of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the nine months ended October 31, 2018 were $7.4 million. This compares to purchases of software and capitalized software development costs of $7.7 million for the nine months ended October 31, 2017. Our purchases of property and equipment increased from $3.4 million for the nine months ended October 31, 2017 to $3.5 million for the nine months ended October 31, 2018, primarily as a result of increases in tenant improvements. In addition, during the nine months ended October 31, 2018, purchases of intangible member assets resulted in cash outflows of $1.2 million, compared to the $15.5 million for the nine months ended October 31, 2017.
Cash flows provided by financing activities. Cash flow provided by financing activities during the nine months ended October 31, 2018 resulted primarily from the proceeds associated with the exercise of stock options of $21.3 million compared to $12.3 million for the nine months ended October 31, 2017.
Contractual obligations
Except for the lease amendment described below, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.
On September 27, 2018, the Company entered into an amendment to its lease agreements, dated May 15, 2015, to expand its current office space in Draper, Utah, commencing February 1, 2020 and extend the term of its current lease. The leases will expire on November 30, 2030. The Company will be responsible for payment of taxes and operating expenses, in addition to rent increases of approximately $35.5 million over the lease term.
Off-balance sheet arrangements
During the three months ended October 31, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2018. Other than the adoption of ASU 2014-09 and related subsequent amendments, Revenue from Contracts with Customers, described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2018, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2018.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.

Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three and nine months ended October 31, 2018, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
Inflation. Inflationary factors may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of expenses as a percentage of revenue if our revenue does not correspondingly increase with inflation.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of October 31, 2018 were $330.3 million, of which $1 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of October 31, 2018 was $24.5 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial assets. As of October 31, 2018, we had custodial cash assets of approximately $5.6 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash, cash equivalents and marketable securities. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2018, we had unrestricted cash and cash equivalents of $289.0 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
As of October 31, 2018, we had marketable securities of $41.3 million. Marketable securities are recorded at their estimated fair value. We do not enter into investments for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our marketable securities.

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
Item 1A. Risk factors
The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2018 could materially and adversely affect our business, financial condition and results of operations. Other than as indicated below, there have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

As one of the largest HSA providers, we are frequently the target of cyber-attacks or other privacy or data security incidents. If our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, our customers may reduce the use of, or stop using, our products and services, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
As one of the largest HSA providers, our proprietary technology platform enables the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. Security breaches could result in the loss of this sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members and Network Partners, damage our reputation and cause a loss of confidence in our products and services. While we have security measures in place, we have experienced limited data privacy incidents, including several incidents in 2018. As a result, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability which could result in loss of sales and customers. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

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

We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by previous or any further security breaches. Cybersecurity breaches could compromise our data and the data of our customers and partners, which may expose us to liability and would likely cause our business and reputation to suffer.
Our ability to ensure the security of our online platform and thus sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure is vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Such security breaches could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost or stolen. Such access, disclosure or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, operations and competitive position.

We are subject to privacy regulations regarding the access, use and disclosure of personally identifiable information. If we or any of our third-party vendors experience a breach of personally identifiable information, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit personally identifiable information in ways that are subject to many of these laws and regulations. If we or any of our third-party vendors experience a breach of personally identifiable information, it could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, as we have in connection with recent security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements and contractual obligations. Although we have implemented measures to comply with privacy laws, rules and regulations, we have experienced limited data privacy incidents. Continued compliance with privacy laws, rules and regulations in a rapidly changing technology environment could result in higher compliance and technology costs for us.

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
During the nine months ended October 31, 2018, the Company used funds received from the offerings to acquire the rights to be custodian of an HSA portfolio for approximately $1.2 million in cash.
The remainder of the funds received have been invested in registered money market accounts and mutual funds.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord
10.2+	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord
10.3+	Fourth Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord
10.4+	Restricted Stock Unit Award Agreement
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document
101.SCH	XBRL Taxonomy schema linkbase document
101.CAL	XBRL Taxonomy calculation linkbase document
101.DEF	XBRL Taxonomy definition linkbase document
101.LAB	XBRL Taxonomy labels linkbase document
101.PRE	XBRL Taxonomy presentation linkbase document

+	Filed herewith.
*	Furnished herewith.
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

HEALTHEQUITY, INC.
Date: December 6, 2018	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer