Form 10-K
period 2019-01-31
HEALTHEQUITY INC
filed 2019-03-28
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2018, based on the closing price of $75.50 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $4.1 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2018, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2018 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2018. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2019, there were 62,471,952 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2019 annual meeting of shareholders (the "2019 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to be correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, risks related to the following:

•	our ability to compete effectively in a rapidly evolving healthcare industry;

•	our dependence on the continued availability and benefits of tax-advantaged health savings accounts;

•	the significant competition we face and may face in the future, including from those with greater resources than us;

•	our reliance on the availability and performance of our technology and communications systems;

•
recent and potential future cybersecurity breaches of our technology and communications systems and other data interruptions, including resulting costs and liabilities, reputational damage and loss of business;

•	the current uncertain healthcare environment, including changes in healthcare programs and expenditures and related regulations;

•	our ability to comply with current and future privacy, healthcare, tax, investment advisor and other laws applicable to our business;

•	our reliance on partners and third party vendors for distribution and important services;

•	our ability to successfully identify, acquire and integrate additional portfolio purchases or acquisition targets;

•	our ability to develop and implement updated features for our technology and communications systems and successfully manage our growth;

•	our ability to protect our brand and other intellectual property rights; and

•	our reliance on our management team and key team members; and

•	other risks and factors listed under “Risk factors” and elsewhere in this report.

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in the high growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Our platform provides an ecosystem where consumers can access their tax-advantaged healthcare savings, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit and clinical information, earn wellness incentives, and make educated investment choices to grow their tax-advantaged healthcare savings. We can integrate with any health plan or banking institution to be the independent and trusted partner that enables consumers as they seek to manage, save and spend their healthcare dollars. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of the approximately 191 million under-age 65 consumers with private health insurance in the United States to use a platform such as ours.
The core of our ecosystem is the health savings account, or HSA, a financial account through which consumers spend and save long term for healthcare on a tax-advantaged basis. We refer to the HSAs for which we serve as custodian as our HSA Members. As of January 31, 2019, we were the integrated HSA platform for 141 health, retirement and other benefit plan providers and for employees at more than 45,000 employer clients. Our customers include individuals, employers of all sizes, and health, retirement, and other benefit plan providers. We refer to our individual customers as our members, our health, retirement and other benefit plan provider customers as our Health Plan and Administrator Partners and our employer clients as our Employer Partners. Our Health Plan and Administrator Partners and Employer Partners collectively constitute our Network Partners. As of January 31, 2019, we had approximately 4.0 million HSAs on our platform. Management estimates that this represents approximately 8.8 million lives. During the years ended January 31, 2019, 2018 and 2017, we added approximately 679,000, 723,000 and 703,000 new HSA Members, representing approximately 1.5 million, 1.6 million and 1.5 million lives, respectively.
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
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year. We earn monthly service revenue primarily through contracts with our Network Partners and our custodial agreements with individual members. We earn custodial revenue from custodial cash assets deposited with our federally-insured custodial depository partners and with our insurance company partner. In addition, we earn recordkeeping fees on assets held with our investments partner and we earn fees for investment advisory services through our registered investment advisor subsidiary. We also earn interchange revenue, which is primarily interchange fees charged to merchants on payments made with our cards via payment networks. Monthly service revenue, custodial revenue, and interchange revenue are recurring in nature, providing strong visibility into our future business.

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
RAs are employer sponsored accounts that employees can use to reimburse qualified medical or dependent care expenses. Before payment can be made, expenses must be substantiated using electronic claims from a health plan, data gleaned from operation of our payment card where permitted, or submission of receipts or other documentation by the employee. Like HSAs, amounts allocated to RAs and reimbursements from RAs may be excluded from employees’ gross income for federal and most state income and employment tax purposes. RAs are not portable, however; any value remaining upon termination of employment is forfeited (subject to COBRA). In addition, FSAs are subject to “use or lose” restrictions that limit to $500 the amount that may be rolled over from year to year. As of January 31, 2019, we had approximately 572,000 RAs on our platform.
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
Our technology
Our proprietary technology is deployed as a cloud-based solution that is accessible to customers through the web and mobile devices. We utilize a multi-tenant architecture that allows changes made for one Network Partner to be extended to all others. This architecture provides operating leverage by reducing costs and improving efficiencies, enabling us to maximize the utilization of our infrastructure capacity with a reduction in required maintenance. We are increasing investment in our technology and communications systems to support new opportunities and enhance security, privacy, and platform infrastructure. During the years ended January 31, 2019, 2018, and 2017, we capitalized software development costs of $9.3 million, $8.1 million and $7.7 million, respectively. In addition, we incurred $13.7 million, $12.2 million and $10.0 million, respectively, in software development costs primarily related to the post-implementation and operation stages of our proprietary software.
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
Leadership and first-mover advantage. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation and differentiated capabilities. Our leadership position is evidenced by the tripling of our market share (measured by custodial assets), from 4% in December 2010 to 13% in December 2018, as noted by the 2018 Devenir HSA Research Report, which indicates we are the second largest HSA custodian by market share measured by custodial assets.
Complete solution for managing consumer healthcare saving and spending. Our members utilize our platform in a number of ways and in varying frequencies. For example, our members utilize our platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras. During the year ended January 31, 2019, our platform experienced 40.3 million logons and, on average, every month 21% of our members signed into our platform.
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

•
Data integration:    Our technology platform allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight and individually tailored strategies into the consumer experience. We currently have more than 3,000 distinct integrations with health plans, pharmacy benefit managers, employers and other benefits provider systems. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules and security protocols that are difficult or expensive to change.

•
Configurability:    Our flexible technology platform enables us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can readily configure more than 270 product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees and mutual fund investment choices. We currently have more than 1,700 unique partner configurations of our offerings in use.

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

•
Technology:    Our technology helps us to deliver on our commitment to DEEP Purple. We tailor the content of our platform and the guidance of our experts to be timely, personal and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platform or call us. We employ individuals, which we refer to as Member Education Specialists, who provide real-time assistance to our members via telephone, email, or chat.

•
Customer service and education: As a key part of our strategy and commitment to DEEP Purple, our team members work directly with our Network Partners to engage with consumers, educating them about the benefits of our HSAs and our other products and providing personalized guidance.

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
We work directly with our Network Partners to reach the consumer in various ways. Our Health Plan and Administrator Partners collectively employ thousands of sales representatives and account managers who promote both the Health Plan and Administrators Partner’s health insurance products, such as HDHPs, and our HSAs. Our Employer Partners collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams and the human resource professionals of our Network Partners on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This personalized engagement with our members constitutes our B2B2C channel strategy.
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
Strong customer retention rates. Retention of our HSA Members has been strong over time. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and may result in closure fees. We believe that our retention rates are also high due to our technology platform’s integration with the broader healthcare system used by our HSA Members and our customer engagement and focus on the consumer experience.
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders.  In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each calendar year-end and 4% of the non-passive custodial funds held at each calendar year-end in order to take on additional custodial assets. As of December 31, 2018, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
States also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data.
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
Geographic areas
Our sole geographic market is the U.S.
Employees
We refer to our employees as our team members. As of January 31, 2019, we had 1,141 team members, including 766 in service delivery, 175 in technology and development and 200 in sales and marketing, general and administrative. We consider our relationship with our team members to be good. None of our team members are represented by a labor union or party to a collective bargaining agreement.
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
Our business is dependent upon the availability and adoption of tax-advantaged health accounts by consumers and employers. Any diminution in, elimination of, or change in the availability or use of these accounts would materially adversely affect our results of operations, financial condition, business and prospects.
Substantially all of our revenue is earned from transactions involving tax-advantaged health accounts, such as HSAs, HRAs and FSAs. Based on our experience with our customers, we believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other similar tax-advantaged healthcare savings arrangements. If employers reduce or cease to offer HSA, HRA or FSA programs, the tax benefits for these accounts are reduced, or the rate of adoption of these accounts decreases, our results of operations, financial condition, business and prospects would be materially adversely affected.
We may be unable to compete effectively against our current and future competitors, which could have a material adverse effect on our results of operations, financial condition, business and prospects.
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct competitors are HSA custodians that include state or federally chartered banks, such as Webster and Optum Bank, insurance companies, well-known retail investment companies, such as Fidelity Investments, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements. This market is highly fragmented. We also have numerous indirect competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to customer and Network Partner attrition, or cause us to reduce our fees; and this risk could be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors. Furthermore, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. Our Health Plan and Administrator Partners may also decide to offer HSAs directly, which would significantly reduce our channel partner opportunities.
Well-known retail mutual fund companies, such as Fidelity Investments, have entered the HSA business and Fidelity and other mutual fund companies may decide to expand their their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with new competitors, our results of operations, financial condition, business and prospects could be materially adversely affected.
Many of our competitors, in particular banks, insurance companies, and other financial institutions, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services and have offered, or may in the future offer, a wider range of products and services that are increasingly desired by potential customers, and they may also use advertising and marketing strategies that (including loss-leaders) achieve broader brand recognition or acceptance.
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
We derived 21%, 22% and 23% of our total revenue during the years ended January 31, 2019, 2018 and 2017, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.

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
As one of the largest HSA providers, our proprietary technology platform enables the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. Security breaches could result in the loss of this sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members and Network Partners, damage our reputation and cause a loss of confidence in our products and services. While we have security measures in place, we have experienced data privacy incidents, including several incidents in 2018. As a result, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, employee error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability which could result in loss of sales and customers. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including:

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
We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by our previous or any further security breaches. Cybersecurity breaches could compromise our data and the data of our customers and partners, which may expose us to liability and would likely cause our business and reputation to suffer.
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
Fraudulent and other illegal activity involving our products and services, including our payment cards, could lead to financial and reputational damage to us and reduce the use and acceptance of our platform.
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
Attracting and retaining new customers requires us to continue to improve the technology underlying our proprietary technology platform and requires our technology to operate as expected. In addition, customers are increasingly seeking a bundled solution, encompassing a wide range of features. Accordingly, we must continue to develop new and updated applications, features and services, and maintain existing applications, features and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing ones or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing customers. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our content offerings and healthcare saving and spending services. These efforts may:

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

Legal and regulatory risks
The healthcare regulatory and political framework is uncertain and evolving, particularly with the recent changes in Congress, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, particularly with the recent changes in Congress, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2022, substantially changes the way healthcare is financed by both governmental and private insurers, and may significantly impact our industry. Further changes to the Afforable Care Act and related healthcare regulation remain under consideration. In addition, current proposals to implement a single payer or "Medicare for all" system in the U.S., if adopted would likely have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict accurately what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.
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
State and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. Privacy regulation has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating the sale of California residents’ personal information and providing California residents with various rights to access and delete data. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with privacy laws, rules and regulations, we have experienced data privacy incidents. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, as we have in connection with recent security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements and contractual obligations. Continued compliance with current and potential new privacy laws, rules and regulations and meeting consumer expectations with respect to the control of personal data in a rapidly changing technology environment could result in higher compliance and technology costs for us.
Changes in laws and regulations relating to interchange fees on payment card transactions would adversely affect our revenue and results of operations.
Existing laws and regulations limit the fees or interchange rates that can be charged on payment card transactions. For example, the Federal Reserve Board has the power to regulate payment card interchange fees and has issued a rule setting a cap on the interchange fee an issuer can receive from a single payment card transaction. Our HSA-

linked payment cards are exempt from this rule (although we are subject to a general requirement of reasonable compensation for services rendered). To the extent that our payment cards lose their exempt status, the interchange rates applicable to transactions involving our payment cards could be impacted, which would decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.
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
Risks relating to our partners and service providers
Our distribution model relies on the cooperation of our Network Partners. If our Network Partners choose to partner with other providers of technology-enabled services that empower healthcare consumers, including HSA services, or otherwise reduce offering, or cease to offer, our products and services, our business could be materially and adversely affected.
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Health Plan and Administrator Partners enjoy significant market share in various geographic regions. If these Health Plan and Administrator Partners choose to partner with our competitors, or otherwise reduce offering, or cease to offer, our products and services, our results of operations, business and prospects could be materially adversely affected.
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
We rely on our federally-insured custodial depository partners for certain custodial account services from which we earn fees. A business failure in any federally-insured custodial depository partner would materially and adversely affect our business.
As a non-bank custodian, we rely on our federally-insured custodial partners to hold our custodial cash assets. If any material adverse event were to affect one of our federally-insured custodial depository partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository partners, we could not accurately predict the success of such change or that the terms of our agreement with a new depository partner would be as favorable to us as our current agreements, especially in light of the consolidation in the banking industry, which has rendered the market for federally-insured retail banking services less competitive.
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
Acquisition and growth-related risks
We have in the past completed acquisitions and, as part of our strategy, seek to acquire or invest in other companies or technologies, which could divert management’s attention, fail to be consummated, or even if consummated, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.
We have in the past acquired, and, as part of our strategy, seek to acquire or invest in, assets, businesses, products or technologies that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. There is no assurance that we will be successful in consummating such acquisitions, or even if consummated, realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of January 31, 2019, we had approximately 4.0 million HSA Members and $8.1 billion in custodial assets representing growth of 17% and 19%, respectively, from January 31, 2018. For the year ended January 31, 2019, our total revenue and Adjusted EBITDA were approximately $287.2 million and $118.4 million, respectively, which represents year-over-year annual growth rates of approximately 25% and 40%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. Our growth strategy contemplates further increasing the number of our HSA Members and our custodial assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to attract new HSA Members in the past may not be indicative of the rate at which we will be able to attract additional HSA Members in the future.

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
Our consolidated balance sheet includes significant intangible assets, including approximately $4.7 million in goodwill and $79.7 million in intangible assets, together representing approximately 17% of our total assets as of January 31, 2019. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
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
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. For example, competition for qualified personnel in our field and geographic market is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly in the technology related fields. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business will be harmed.
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
A decline in interest rate levels or lower asset values due to market conditions or other factors may reduce our ability to earn income on our custodial assets and to attract HSA contributions, which would adversely affect our profitability.
As a non-bank custodian, we partner with federally-insured custodial depository partners to hold our custodial cash assets. We earn a significant portion of our consolidated revenue from fees we earn from our federally-insured custodial depository partners. For example, during the years ended January 31, 2019, 2018 and 2017, we earned an increasing portion (approximately 44%, 38% and 33%, respectively) of our total revenue from custodial revenue. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our custodial cash assets. In addition, if we do not offer competitive interest rates, our members may choose another HSA custodian. Similarly, if the value of the invested funds we hold in our custodial accounts decline, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected. Any such scenario could materially and adversely affect our business and results of operations.
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
The market price of our common stock has been, and may continue to be, volatile.
The stock market in general has been highly and increasingly volatile. The market price and trading volume for our common stock has been, and may continue to be, highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in short-term interest rates or expectations of what short-term interest rates will be;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	any data breaches or interruptions in our services;

•	changes in government and other regulations, particularly those relating to the benefits of HSAs;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our Board and management team; and

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
Item 1B. Unresolved staff comments
None.

Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, where we lease approximately 187,000 square feet of office space, and approximately 75,000 square feet of planned future office space, under a lease that expires in November 2030. We also lease approximately 3,000 square feet of office space in Overland Park, Kansas under a lease that expires in March 2022, and lease additional space at data centers located in Draper, Utah and Austin, Texas, pursuant to leases expiring in August 2020 and March 2020, respectively. We believe that our current facilities are sufficient to meet our current needs.

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

Holders

As of February 28, 2019, there were approximately 22 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from July 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2019. The chart assumes $100 was invested on July 31, 2014 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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
During the year ended January 31, 2019, the Company used funds received from the offerings to acquire the rights to be custodian of an HSA portfolio for approximately $1.2 million in cash.
The remainder of the funds received have been invested in registered money market accounts.

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

		Year ended January 31,
(in thousands, except for per share data)	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Revenue	$287,243	$229,525	$178,370	$126,786	$87,855
Cost of revenue	106,050	94,609	72,015	54,188	39,882
Gross profit	181,193	134,916	106,355	72,598	47,973
Operating expenses	103,523	80,498	65,143	46,455	31,100
Income from operations	77,670	54,418	41,212	26,143	16,873
Other expense	(1,852)	(2,229)	(1,092)	(589)	(1,109)
Income before income taxes	75,818	52,189	40,120	25,554	15,764
Income tax provision (1)	1,919	4,827	13,744	8,941	5,598
Net income	$73,899	$47,362	$26,376	$16,613	$10,166
Net income attributable to common stockholders:
Basic	$73,899	$47,362	$26,376	$16,613	$12,058
Diluted	$73,899	$47,362	$26,376	$16,613	$10,901
Net income per share attributable to common stockholders:
Basic	$1.20	$0.79	$0.45	$0.29	$0.39
Diluted	$1.17	$0.77	$0.44	$0.28	$0.21
Weighted-average number of shares used in computing net income per share attributable to common stockholders:
Basic	61,836	60,304	58,615	56,719	31,181
Diluted	63,370	61,854	59,894	58,863	51,856
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$361,475	$240,269	$180,359	$123,775	$111,005
Working capital	365,624	244,906	185,116	130,942	115,888
Total assets	510,016	369,159	279,136	219,795	158,769
Total liabilities	32,937	22,885	17,196	16,338	14,674
Total stockholders' equity	$477,079	$346,274	$261,940	$203,457	$144,095
(1) For the years ended January 31, 2019 and January 31, 2018, the Company recorded excess tax benefits of $14.3 million and $14.1 million, respectively, within its provision for income taxes in the consolidated statements of operations and comprehensive income due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

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
The core of our ecosystem is the HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. We are the integrated HSA platform for 141 Health Plan and Administrator Partners and over 45,000 employer clients. Our Health Plan and Administrator Partners and Employer Partners constitute our Network Partners.
Since our inception in 2002, we have been committed to developing technology solutions that empower healthcare consumers. We have a proprietary cloud-based technology platform, developed and refined during more than a decade of operations, which we believe is highly differentiated in the marketplace. Key platform differentiators include purpose-built technology that offers greater functionality and flexibility than the technologies used by our competitors, more than 3,000 data integrations with our Network Partner and other benefits provider systems, and configurability solutions with more than 1,700 uniquely tailored configurations serving our Network Partners. We work closely with our Network Partners to educate and provide personalized guidance regarding the benefits of HSAs and our other products.
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
Interest rates
As a non-bank custodian, we contract with federally-insured custodial depository partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with federally-insured custodial depository partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates without a corresponding increase in what we pay on our members' deposits can increase our yield over time. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Our competition and industry
Our direct competitors are HSA custodians. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors (including well-known mutual fund companies such as Fidelity) are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Health Plan and Administrator Partners may also choose to offer technology-based healthcare services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
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
HSA Members
The following table sets forth our HSA Members as of and for the periods indicated:

				% change from	% change from
(in thousands, except percentages)	January 31, 2019	January 31, 2018	January 31, 2017	2018 to 2019	2017 to 2018
HSA Members	3,994	3,403	2,746	17%	24%
Average HSA Members - Year-to-date	3,608	2,952	2,339	22%	26%
Average HSA Members - Quarter-to-date	3,813	3,189	2,519	20%	27%
New HSA Members - Year-to-date	679	723	703	(6)%	3%
New HSA Members - Quarter-to-date	341	404	422	(16)%	(4)%
Active HSA Members	3,241	2,863	2,378	13%	20%
HSA Members with investments	163	122	66	34%	85%
The number of our HSA Members is a key metric because our revenue is driven by the amount we earn from our HSA Members' accounts, balances and spend. The number of our HSA Members increased by approximately 592,000, or 17%, from January 31, 2018 to January 31, 2019, and by approximately 657,000, or 24%, from January 31, 2017 to January 31, 2018. The increase in the number of our HSA Members in these periods was primarily driven by further penetration into existing Network Partners and the addition of new Network Partners. Additionally, during the years ended January 31, 2019, 2018 and 2017, we acquired the rights to be custodian of HSA portfolios consisting of approximately 5,000, 54,000, and 35,000 HSA members, respectively.
HSAs are individually owned portable healthcare accounts. As HSA Members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA Members deplete their custodial balance, we may consider them no longer an Active HSA Member. We define an Active HSA Member as an HSA Member that (i) is associated with a Health Plan and Administrator Partner or an Employer Partner, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. The number of our Active HSA Members increased by approximately 378,000, or 13%, from January 31, 2018 to January 31, 2019, and by approximately 485,000, or 20%, from January 31, 2017 to January 31, 2018.
Custodial assets
The following table sets forth our custodial assets for the periods indicated:

				% change from	% change from
(in millions, except percentages)	January 31, 2019	January 31, 2018	January 31, 2017	2018 to 2019	2017 to 2018
Custodial cash	$6,428	$5,489	$4,380	17%	25%
Custodial investments	1,670	1,289	659	30%	96%
Total custodial assets	$8,098	$6,778	$5,039	19%	35%
Average daily custodial cash - Year-to-date	$5,586	$4,571	$3,661	22%	25%
Average daily custodial cash - Quarter-to-date	$5,837	$4,876	$3,855	20%	27%

Our custodial assets, which are our HSA Members' assets for which we are the custodian, consist of the following components: (i) custodial cash deposits, which are deposits with our federally-insured custodial depository partners, (ii) custodial cash deposits invested in an annuity contract with our insurance company partner, and (iii) investments in mutual funds through our custodial investment fund partner. Measuring our custodial assets is important because our custodial revenue is directly affected by average daily custodial balances.
Our total custodial assets increased by $1.3 billion, or 19%, from January 31, 2018 to January 31, 2019. Our total custodial assets increased by $1.7 billion, or 35%, from January 31, 2017 to January 31, 2018. The increase in total custodial assets in these periods was driven by additional custodial assets from our existing HSA Members and new custodial assets from new HSA Members added during the fiscal year. Importantly, our custodial investment assets increased by $381.2 million, or 30%, from January 31, 2018 to January 31, 2019, and by $630.1 million, or 96%, from January 31, 2017 to January 31, 2018, reflecting our strategy to help our HSA Members build wealth and invest for retirement.
During the years ended January 31, 2019, 2018 and 2017, we acquired the rights to be custodian of HSA portfolios consisting of approximately $12.0 million, $164.0 million, and $63.0 million of custodial assets, respectively.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended January 31,
(in thousands)	2019	2018	2017
Net income	$73,899	$47,362	$26,376
Interest income	(1,946)	(734)	(531)
Interest expense	270	274	275
Income tax provision	1,919	4,827	13,744
Depreciation and amortization	12,256	11,089	8,889
Amortization of acquired intangible assets	5,929	4,863	4,297
Stock-based compensation expense	21,057	14,310	8,398
Other (1)	4,998	2,689	1,348
Adjusted EBITDA	$118,382	$84,680	$62,796

(1)
For the years ended January 31, 2019, 2018 and 2017, Other consisted of non-income based taxes of $487, $439 and $358, acquisition-related costs of $2,121, $2,197 and $631, amortization of incremental costs to obtain a contract of $1,470, $0 and $0, loss on disposal of previously capitalized software development of $676, $0 and $0, and other costs of $244, $53 and $359, respectively.

The following table sets forth our Adjusted EBITDA:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2019	2018	2017	2018 to 2019	2017 to 2018
Adjusted EBITDA	$118,382	$84,680	$62,796	40%	35%
As a percentage of revenue	41%	37%	35%
Our Adjusted EBITDA increased by $33.7 million, or 40%, from $84.7 million for the year ended January 31, 2018 to $118.4 million for the year ended January 31, 2019. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $23.3 million, or 43%, increase in income from operations.
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

Key components of our results of operations
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,			% change from	% change from
(in thousands, except percentages)	2019	2018	2017	2018 to 2019	2017 to 2018
Service revenue	$100,564	$91,619	$77,254	10%	19%
Custodial revenue	126,178	87,160	59,593	45%	46%
Interchange revenue	60,501	50,746	41,523	19%	22%
Total revenue	$287,243	$229,525	$178,370	25%	29%
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
Custodial revenue.    We earn custodial revenue, an increasing component of our overall revenue, from our custodial cash assets deposited with our federally-insured custodial depository partners and with our insurance company partner, and recordkeeping fees we earn in respect of mutual funds in which our members invest. As a non-bank custodian, we deposit our custodial cash with our various depository partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant depository partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our custodial cash that is based on the interest rates offered to us by these depository partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of invested assets, in respect of custodial investments.
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
Technology and development.    Technology and development expenses include personnel and related expenses for software engineering, information technology, security and product development. Technology and development expenses also include software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, compliance, corporate development, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of January 31, 2019, we have recorded a net non-current deferred tax liability in most jurisdictions except Utah and four other states for which a net non-current deferred tax asset has been recorded.
Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of January 31, 2019 for most of our deferred tax assets. However, we have recorded a valuation allowance of $0.1 million as of January 31, 2019 with respect to realized capital losses for which we do not expect to generate capital gains in order to utilize the capital losses in the future. This valuation allowance was reflected as an adjustment to retained earnings as a result of the adoption of ASU 2016-01. No valuation allowance was recorded as of January 31, 2018.

Results of operations
Service revenue
The $8.9 million, or 10%, increase in service revenue from the year ended January 31, 2018 to the year ended January 31, 2019 was primarily due to an increase in the number of our HSA Members, partially offset by the lower service revenue per HSA Member described below. The $14.4 million, or 19%, increase in service revenue from the year ended January 31, 2017 to the year ended January 31, 2018 was also primarily due to an increase in the number of our HSA Members, partially offset by the lower service revenue per HSA Member described below. The number of our HSA Members increased by approximately 592,000, or 17%, from January 31, 2018 to January 31, 2019, and by approximately 657,000, or 24%, from January 31, 2017 to January 31, 2018.
Service revenue as a percentage of our total revenue continues to decrease primarily due to the higher growth rate of custodial revenue.
Service revenue per HSA Member decreased by approximately 10% from the year ended January 31, 2018 to the year ended January 31, 2019, and 6% from the year ended January 31, 2017 to the year ended January 31, 2018. Our service fee tier structure incentivizes our Network Partners to add HSA Members by charging a lower rate for more HSA Members. As Network Partners add more HSA Members, the account fee per HSA Member will continue to decrease.
Custodial revenue
The $39.0 million, or 45%, increase in custodial revenue from the year ended January 31, 2018 to the year ended January 31, 2019 was primarily due to an increase in average daily custodial cash of $1.0 billion, or 22%, and an increase in the yield on average custodial cash from 1.83% in the year ended January 31, 2018 to 2.15% in the year ended January 31, 2019.
The $27.6 million, or 46%, increase in custodial revenue from the year ended January 31, 2017 to the year ended January 31, 2018 was primarily due to an increase in average daily custodial cash of $0.9 billion, or 25%, as well as an increase in the yield on average custodial cash from 1.58% in the year ended January 31, 2017 to 1.83% in the year ended January 31, 2018.
Custodial revenue as a percentage of our total revenue continues to increase primarily due to our entry into new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder, and also due to average daily custodial cash assets growing at a faster rate than the number of HSA Members.
Custodial revenue per HSA Member increased by approximately 18% from the year ended January 31, 2018 to the year ended January 31, 2019. Custodial revenue per HSA Member increased by approximately 16% from the year ended January 31, 2017 to the year ended January 31, 2018, primarily due to the higher yield and higher average custodial cash balances.
Interchange revenue
The $9.8 million, or 19%, increase in interchange revenue from the year ended January 31, 2018 to the year ended January 31, 2019 was due to an overall increase in the number of our HSA Members and payment activity, partially offset by the lower interchange revenue per HSA Member described below.
The $9.2 million, or 22%, increase in interchange revenue from the year ended January 31, 2017 to the year ended January 31, 2018 was due to an overall increase in the number of our HSA Members and payment activity.
Interchange revenue per HSA Member decreased by approximately 2% from the year ended January 31, 2018 to the year ended January 31, 2019, and by approximately 3% from the year ended January 31, 2017 to the year ended January 31, 2018, primarily due to a decrease in payment activity per HSA Member.
Total revenue
Total revenue per HSA Member increased by 2% from the year ended January 31, 2018 to the year ended January 31, 2019, due to the increase in custodial revenue per HSA Member, partially offset by the decreases in service revenue and interchange revenue per HSA Member. Total revenue per HSA Member increased by 2% from the year ended January 31, 2017 to the year ended January 31, 2018, due to the increase in custodial revenue per HSA Member, partially offset by the decreases in service revenue and interchange revenue per HSA Member.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2019	2018	2017	2018 to 2019	2017 to 2018
Service costs	$76,858	$70,426	$51,868	9%	36%
Custodial costs	14,124	11,400	9,767	24%	17%
Interchange costs	15,068	12,783	10,380	18%	23%
Total cost	$106,050	$94,609	$72,015	12%	31%
Service costs
The $6.4 million, or 9%, increase in service costs from the year ended January 31, 2018 to the year ended January 31, 2019 was due to the higher volume of total accounts being serviced. The $6.4 million increase includes $4.2 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased information technology expenses of $1.3 million, and general overhead allocation of $1.1 million, partially offset by a $0.2 million decrease in other expenses.
The $18.6 million, or 36%, increase in service costs from the year ended January 31, 2017 to the year ended January 31, 2018 was due to the higher volume of total accounts being serviced. The $18.6 million increase includes $11.0 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increased activation and processing costs of $4.4 million related to account and card activation, monthly processing of statements and other communications, as well as fraud prevention measures, stock compensation of $0.8 million, depreciation and amortization of $0.6 million, general overhead allocation of $0.7 million and $1.1 million in other expenses.
Custodial costs
The $2.7 million, or 24%, increase in custodial costs from the year ended January 31, 2018 to the year ended January 31, 2019 was due to an increase in average daily custodial cash from $4.6 billion for the year ended January 31, 2018 to $5.6 billion during the year ended January 31, 2019, which was partially offset by a decrease in custodial costs on average custodial cash from 0.25% for the year ended January 31, 2018 to 0.24% for the year ended January 31, 2019.
The $1.6 million, or 17%, increase in custodial costs from the year ended January 31, 2017 to the year ended January 31, 2018 was due to an increase in average daily custodial cash from $3.7 billion for the year ended January 31, 2017 to $4.6 billion during the year ended January 31, 2018, which was partially offset by a decrease in custodial costs on average custodial cash from 0.27% for the year ended January 31, 2017 to 0.25% for the year ended January 31, 2018.
Interchange costs
The $2.3 million, or 18%, increase in interchange costs from the year ended January 31, 2018 to the year ended January 31, 2019, and the $2.4 million, or 23%, increase from the year ended January 31, 2017 to the year ended January 31, 2018, was a result of the overall increase in payment activity, which is attributable to the growth in HSA Members.
Cost of revenue
As we continue to add HSA Members, we expect that our cost of revenue will increase in dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our Member Education Center, Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Year ended January 31,			% change from	% change from
	2019	2018	2017	2018 to 2019	2017 to 2018
Sales and marketing	$29,498	$23,139	$18,320	27%	26%
Technology and development	35,057	27,385	22,375	28%	22%
General and administrative	33,039	25,111	20,151	32%	25%
Amortization of acquired intangible assets	5,929	4,863	4,297	22%	13%
Total operating expenses	$103,523	$80,498	$65,143	29%	24%
Sales and marketing
The $6.4 million, or 27%, increase in sales and marketing expenses from the year ended January 31, 2018 to the year ended January 31, 2019 primarily consisted of increased staffing and sales commissions of $1.1 million, increased stock-based compensation expense of $1.5 million, increased partner commissions of $2.5 million, and an increase in other expenses of $1.3 million.
The $4.8 million, or 26%, increase in sales and marketing expenses from the year ended January 31, 2017 to the year ended January 31, 2018 primarily consisted of increased staffing and sales commissions of $2.7 million, increased stock-based compensation expense of $1.1 million, increased partner commissions of $0.3 million, and an increase in other expenses of $0.7 million.
Sales and marketing expense from the year ended January 31, 2018 to the year ended January 31, 2019 reflects the adoption of the new revenue recognition standard, ASC 606. As a result, we capitalize sales commissions and amortize these costs over the average economic life of an HSA Member and RA customer relationship, to sales and marketing expense in the consolidated statements of operations and comprehensive income. Our previous practice was to fully expense sales commissions when the HSA and RA account was added to our platform.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. On an annual basis, we expect our sales and marketing expenses to increase as a percentage of our total revenue over the near term. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development
The $7.7 million, or 28%, increase in technology and development expenses from the year ended January 31, 2018 to the year ended January 31, 2019 resulted primarily from the hiring of additional personnel of $4.7 million, increased amortization and depreciation of $1.3 million, stock compensation of $1.8 million, and other expenses of $1.3 million, which were partially offset by a decrease in professional services of $0.2 million and an increase in capitalized engineering costs of $1.2 million associated with the development and enhancement of our proprietary technology platform.
The $5.0 million, or 22%, increase in technology and development expenses for the year ended January 31, 2017 to the year ended January 31, 2018 resulted primarily from the hiring of additional personnel of $4.4 million, increased amortization and depreciation of $1.6 million, and stock compensation of $1.4 million, which were partially offset by a decrease in professional services of $2.0 million and an increase in capitalized engineering costs of $0.4 million associated with the development and enhancement of our proprietary technology platform.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary system. On an annual basis, we expect our technology and development expenses to increase as a percentage of our total revenue. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative
The $7.9 million, or 32%, increase in general and administrative expenses from the year ended January 31, 2018 to the year ended January 31, 2019 was primarily attributable to the hiring of additional personnel of $3.4 million, increased stock compensation of $3.2 million, increased professional fees of $0.7 million and increased other expenses of $0.6 million.

The $5.0 million, or 25%, increase in general and administrative expenses from the year ended January 31, 2017 to the year ended January 31, 2018 was primarily attributable to the hiring of additional personnel of $3.3 million, increased stock compensation of $2.6 million and increased other expenses of $1.1 million, which were partially offset by a decrease in professional services of $2.0 million.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, and insurance functions that we incur as we continue to grow our business, as well as other costs associated with being a public company. On an annual basis, we expect our general and administrative expenses to remain steady as a percentage of our total revenue. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets
The $1.1 million and $0.6 million increase in amortization of acquired intangible assets for the years ended January 31, 2019 and 2018, respectively, was attributable to HSA portfolio asset acquisitions and the acquisition of a business. On an annual basis, we expect total amortization of acquired intangible assets to remain steady.
Income tax provision
Income tax provision for the years ended January 31, 2019, 2018, and 2017 was $1.9 million, $4.8 million, and $13.7 million, respectively. The decrease in income tax provision during the year ended January 31, 2019 compared to the year ended January 31, 2018 was primarily the result of the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods. The decrease in income tax provision during the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily the result of a $14.1 million decrease related to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes, pursuant to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as well as an increase in federal and state income taxes driven by an increase in income before income taxes.
Our effective income tax rate for the years ended January 31, 2019, 2018 and 2017 was 2.5%, 9.2%, and 34.3%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The decrease in the effective tax rate for the year ended January 31, 2019 over the year ended January 31, 2018 was primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods. The decrease in the effective tax rate for the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily the result of excess tax benefits on stock-based compensation expense.
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
In the past, we have experienced higher operating expenses in our fourth fiscal quarter due to sales commissions for new accounts activated in January. Beginning February 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"). As a result of this adoption, the Company capitalizes incremental contract acquisition costs, such as sales commissions, and amortizes these costs over the average economic life of a member.

Liquidity and capital resources
Cash, cash equivalents and marketable securities overview
As of January 31, 2019, our principal source of liquidity was our current cash and cash equivalent balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of January 31, 2019 cash, cash equivalents were $361.5 million. As of January 31, 2018 cash, cash equivalents and marketable securities were $240.3 million.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of January 31, 2019. We were in compliance with all covenants as of January 31, 2019.
Use of cash
Capital expenditures for the years ended January 31, 2019, 2018, and 2017 were $13.8 million, $15.8 million, and $12.7 million, respectively. We expect to continue our increased capital expenditures during the year ending January 31, 2020 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$113,422	$81,702	$45,591
Net cash provided by (used in) investing activities	25,652	(36,748)	(13,054)
Net cash provided by financing activities	22,929	14,564	23,776
Increase in cash and cash equivalents	162,003	59,518	56,313
Beginning cash and cash equivalents	199,472	139,954	83,641
Ending cash and cash equivalents	$361,475	$199,472	$139,954

Cash flows provided by operating activities. Net cash provided by operating activities during the year ended January 31, 2019 resulted primarily from our net income of $73.9 million adjusted for the following non-cash items: depreciation and amortization of $18.2 million and stock-based compensation of $21.1 million, and changes in deferred taxes of $0.4 million, accrued compensation of $4.4 million, accrued liabilities of $3.0 million, accounts payable of $0.9 million, and bad debt expense, changes in inventories, other long-term liabilities, disposal of previously capitalized software development, and realized loss on sale of on marketable securities and other totaling $1.7 million. These were offset by changes in other assets of $5.9 million, accounts receivable of $4.3 million.
Net cash provided by operating activities during the year ended January 31, 2018 resulted primarily from our net income of $47.4 million adjusted for the following non-cash items: depreciation and amortization of $16.0 million and stock-based compensation of $14.3 million, and changes in deferred taxes of $4.3 million, accrued compensation of $3.8 million, other long-term liabilities of $0.9 million, and amortization of deferred financing costs, bad debt expense, changes in inventories and accrued liabilities and other totaling $1.1 million. These were offset by changes in accounts receivable of $4.7 million and other assets and accounts payable of $1.3 million.
Net cash provided by operating activities during the year ended January 31, 2017 resulted primarily from our net income of $26.4 million adjusted for the following non-cash items: depreciation and amortization of $13.2 million and stock-based compensation of $8.4 million, and changes in accrued liabilities of $1.7 million, other long-term liabilities of $1.2 million, accrued compensation of $0.9 million, and accounts payable, amortization of deferred financing costs, bad debt expense, and inventories totaling of $0.7 million. These were offset by changes in deferred income taxes of $2.9 million, accounts receivable of $2.7 million and other assets of $1.3 million.
Cash flows provided by and used in investing activities. Net cash provided by investing activities during the year ended January 31, 2019 was primarily the result of the proceeds from the sale of marketable securities. We also continued our purchases of software and capitalized software development costs due to continued growth. During the years ended January 31, 2019, 2018 and 2017, purchases of software and capitalized software development costs were $10.0 million, $10.4 million, and $9.0 million, respectively. We also increased our purchases of property and equipment to $3.9 million, $5.5 million and $3.6 million, respectively, due to our continued growth.
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
Cash flows provided by financing activities. Cash flow provided by financing activities during the year ended January 31, 2019 resulted primarily from proceeds associated with the exercise of stock options of $22.9 million.
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
Contractual obligations
We lease office space, data storage facilities and equipment, as well as contractual commitments related to network infrastructure and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease payments and other contractual payments required under non-cancelable obligations as of January 31, 2019 are as follows:

	Payment due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office lease obligations	$3,690	$9,522	$11,600	$44,252	$69,064
Data storage and equipment lease obligations	454	361	47	—	862
Processing services agreement	825	825	—	—	1,650
Telephony services	357	—	—	—	357
Other	1,932	3,945	34	—	5,911
Total	$7,258	$14,653	$11,681	$44,252	$77,844

Office lease obligations. The Company’s headquarters is in Draper, UT where it leases two buildings and is party to a third lease for a building to be constructed on a parcel contiguous to its existing buildings. The leases will expire on November 30, 2030. The Company is responsible for payment of taxes and operating expenses relating to the premises occupied by the Company, in addition to 2.5% annual rent increases over the lease term. The Company also leases office space in Overland Park, Kansas, under a lease that expires in March 2022. The Company plans to continue to lease additional office space to support its growth, as necessary. In addition, many of the Company's existing lease agreements provide it with the option to renew.
Data storage and equipment lease obligations. The data storage and equipment leases relate to the Company's offsite data storage facilities and office equipment leases, which expire during the years ended January 31, 2021 and January 31, 2024, respectively.
Telephony services. The telephony service agreement relates to our 24/7/365 member support center. The agreement expires in September 2019. In January 2019, the Company entered into a telephony agreement with a new provider that is cancelable without significant penalty.
Processing services agreement. The Company's processing services agreement with a vendor expires December 31, 2020 and requires the Company to pay a minimum processing fee based on the processing year of the agreement. The Company may terminate the agreement beginning January 1, 2020 by providing 180 days’ written notice.
If the processing agreement is terminated prior to December 31, 2020, the Company is required to pay the vendor a termination fee, equal to 75% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account-boarding incentive fee.
For each of the years ended January 31, 2019, 2018 and 2017, the Company exceeded the minimum amounts required under the agreement.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. As a result of the Company's February 1, 2018 adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606") it has updated its discussions of critical accounting policies related to revenue recognition. See Note 1. to the Consolidated Financial Statements for a summary of significant accounting policies and the effect on our financial statements.
Revenue recognition
We earn revenue primarily from three sources: service revenue, custodial revenue and interchange revenue. We determine revenue recognition through the following five step approach under ASC 606: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in the contract; (3)

determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

•
Service revenue:   We charge our Network Partners or individual members a monthly service fee once a member account is set up on our system. We recognize service revenue on a monthly basis as we satisfy our service performance obligations. In addition, we earn fees paid by employer partners and plan participants in connection with plan administrator and fiduciary services for 401(k) employer sponsors. The fees are paid on a quarterly basis and revenue is recognized in the month in which we satisfy our performance obligations.

•
Custodial revenue:    We earn interest on custodial cash. This interest is earned from various federally-insured depository partners and from an annuity contract with our insurance company partner with whom we deposit our members’ HSA cash assets. We also earn certain administrative and recordkeeping fees for custodial investments from our investment partners and customers. We recognize custodial revenue each month based on the amount received by its custodial partners and investment partners.

•
Interchange revenue:    We earn interchange revenue from card transaction “swipes” by our members when our members use our payment cards to pay healthcare-related claims and expenses. We recognize interchange revenue in the month the payment transaction occurs.

Costs to obtain a contract
We recognize an asset for the incremental costs of obtaining a contract with a customer, such as sales commissions, when we expect the benefit of those costs to be recoverable. Total capitalized costs to obtain a contract with a customer are included in Other current and Other assets on our consolidated balance sheets. We apply the practical expedient to recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
We applied a portfolio approach based on product or service type to determine the amortization period for the sales commissions contract costs. The capitalized costs will be amortized over a period consistent with the transfer to the customer of the products or services to which the asset relates. The estimated lives have been determined by taking into consideration the type of product or service sold, the estimated customer relationship period based on our historical experience, and industry data. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the consolidated statement of operations and comprehensive income. We review the assets for impairment whenever events or circumstances indicate that the associated carrying amount may not be recoverable.
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
Acquisitions
To determine whether an acquisition qualifies as a business combination or an asset acquisition, we make certain judgments, which include assessment of whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets, and whether the acquired group of assets includes an input and a substantive process that together significantly contribute to the ability to create outputs. If we determine that substantially all of the fair value of the gross assets acquired is not concentrated in a single asset group or group of similar assets, and that the acquisition contains an input and a substantive process that together significantly contribute to the ability to create outputs, the acquisition is determined to be a business combination.
In instances where substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets, the acquisition is determined to be an asset acquisition. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The cost of the assets acquired is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill.
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
Management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows and net income, as well as our stock price and associated market capitalization. In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities. A lower fair value estimate in the future, or a prolonged or significant decline in our stock price, could provide evidence of a need to record a material impairment of goodwill.
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
We use the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes. We have also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the consolidated statements of operations and comprehensive income. Also, we use the portfolio approach in releasing income tax effects from accumulated other comprehensive income.
We recognize the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. We recognize interest and penalties, if any, related to unrecognized tax benefits as a component of other income (expense) in the consolidated statements of operations and comprehensive income. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on our effective tax rate and results of operations.
Stock-based compensation
Stock options. We award time-based and performance-based stock options to certain team members, executive officers, and directors. Stock-based compensation costs related to stock options granted are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. With respect to time-based stock options, the grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, and is reversed as pre-vesting forfeitures occur, which is generally the vesting period of the award. With respect to performance-based stock options, stock compensation expense is recognized over the requisite service period using the graded-vesting attribution method when it is probable that the performance condition will be achieved. Each reporting period, we evaluate the probability of achieving the performance criteria and of the number of shares that are expected to vest; compensation expense is then adjusted to reflect the number of shares expected to vest. Accordingly, the expense recognized is an estimate that may change over time as key assumptions are updated. We expect to continue to grant stock options in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net income and net income per share of common stock could have been significantly different. These assumptions include:

•
Expected volatility:    In prior years, we did not have adequate length of trading history for our common stock. Therefore, the expected stock price volatility for our common stock was estimated by taking the average historical price volatility for industry peers based on daily price observations. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. During the year ended January 31, 2019, we determined that we had a sufficient amount of historical information regarding the volatility of our own common stock price to began using our own historical volatility in addition to the volatility of publicly traded industry peer companies, as our share price history grows over time.

•
Expected term:    The expected term represents the period that our stock-based awards are expected to be outstanding. We use the "simplified" method to estimate the expected term as determined under Staff Accounting Bulletin No. 110 due to limited option exercise history as a public company.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

Year ended January 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Expected stock price volatility	36.53% - 37.84%	37.79% - 38.01%	38.01% - 38.37%
Risk-free interest rate	2.52% - 2.79%	1.18% - 2.07%	1.18% - 2.18%
Expected life of options	5.17 - 6.25 years	4.50 - 6.25 years	4.50 - 6.25 years
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
Restricted stock units and restricted stock awards. We award time-based and performance-based restricted stock units ("RSU"s and "PRSUs", respectively) and restricted stock awards ("RSAs" and "PRSAs", respectively) to certain team members, executive officers, and directors. Stock-based compensation costs related to these awards granted are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the current value of the Company's closing stock price on the date of grant, less the present value of future expected dividends discounted at the risk-free interest rate. With respect to time-based RSUs and RSAs, the grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, and is reversed as pre-vesting forfeitures occur, which is generally the vesting period of the award. With respect to PRSUs and PRSAs, stock compensation expense is recognized over the requisite service period using the graded-vesting attribution method when it is probable that the performance condition will be achieved. Each reporting period, we evaluate the probability of achieving the performance criteria and of the number of shares that are expected to vest; compensation expense is then adjusted to reflect the number of shares expected to vest. Accordingly, the expense recognized is an estimate that may change over time as key assumptions are updated. We expect to continue to grant RSUs and PRSUs in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the years ended January 31, 2019, 2018, and 2017, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. We maintain our cash, cash equivalents and marketable securities in bank and other depository accounts, which, at times, may exceed federally insured limits. Our cash, cash equivalents and marketable securities as of January 31, 2019 were $361.5 million, of which $1.0 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash, cash equivalents, and marketable securities. Our accounts receivable balance as of January 31, 2019 was $25.7 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial cash assets. Our custodial cash assets consists of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2019, we had custodial cash of approximately $6.4 billion. As a non-bank custodian, we contract with federally-insured custodial depository partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest rates offered to us by these partners. The contract terms range from three to five years and have either fixed or variable interest rates. As our custodial assets increase and existing agreements expire, we seek to enter into new contracts with federally-insured custodial depository partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among depository partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our custodial depository partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash, cash equivalents and marketable securities. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2019, we had unrestricted cash and cash equivalents of $361.5 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. In January 2019, we sold all marketable securities.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HealthEquity, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on internal control over financial reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 28, 2019

We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated Balance Sheets

(in thousands, except par value)	January 31, 2019	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$361,475	$199,472
Marketable securities, at fair value	—	40,797
Total cash, cash equivalents and marketable securities	361,475	240,269
Accounts receivable, net of allowance for doubtful accounts of $125 and $208 as of January 31, 2019 and 2018, respectively	25,668	21,602
Other current assets	7,534	3,525
Total current assets	394,677	265,396
Property and equipment, net	8,223	7,836
Intangible assets, net	79,666	83,635
Goodwill	4,651	4,651
Deferred tax asset	1,677	5,461
Other assets	21,122	2,180
Total assets	$510,016	$369,159
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,520	$2,420
Accrued compensation	16,981	12,549
Accrued liabilities	8,552	5,521
Total current liabilities	29,053	20,490
Long-term liabilities
Other long-term liabilities	2,968	2,395
Deferred tax liability	916	—
Total long-term liabilities	3,884	2,395
Total liabilities	32,937	22,885
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2019 and 2018	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 62,446 and 60,825 shares issued and outstanding as of January 31, 2019 and 2018, respectively	6	6
Additional paid-in capital	305,223	261,237
Accumulated other comprehensive loss, net	—	(269)
Accumulated earnings	171,850	85,300
Total stockholders’ equity	477,079	346,274
Total liabilities and stockholders’ equity	$510,016	$369,159
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)	Year ended January 31,
	2019	2018	2017
Revenue
Service revenue	$100,564	$91,619	$77,254
Custodial revenue	126,178	87,160	59,593
Interchange revenue	60,501	50,746	41,523
Total revenue	287,243	229,525	178,370
Cost of revenue
Service costs	76,858	70,426	51,868
Custodial costs	14,124	11,400	9,767
Interchange costs	15,068	12,783	10,380
Total cost of revenue	106,050	94,609	72,015
Gross profit	181,193	134,916	106,355
Operating expenses
Sales and marketing	29,498	23,139	18,320
Technology and development	35,057	27,385	22,375
General and administrative	33,039	25,111	20,151
Amortization of acquired intangible assets	5,929	4,863	4,297
Total operating expenses	103,523	80,498	65,143
Income from operations	77,670	54,418	41,212
Other expense
Other expense, net	(1,852)	(2,229)	(1,092)
Total other expense	(1,852)	(2,229)	(1,092)
Income before income taxes	75,818	52,189	40,120
Income tax provision	1,919	4,827	13,744
Net income	$73,899	$47,362	$26,376
Net income per share:
Basic	$1.20	$0.79	$0.45
Diluted	$1.17	$0.77	$0.44
Weighted-average number of shares used in computing net income per share:
Basic	61,836	60,304	58,615
Diluted	63,370	61,854	59,894
Comprehensive income:
Net income	$73,899	$47,362	$26,376
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	—	(59)	(67)
Comprehensive income	$73,899	$47,303	$26,309
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity

	Stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated compre- hensive loss	Accumulated earnings (deficit)	Total stockholders' equity
(in thousands, except exercise prices)	Shares	Amount
Balance as of January 31, 2016	57,726	$6	$199,940	$(98)	$3,609	$203,457
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock units	1,812	—	7,142	—	—	7,142
Stock-based compensation	—	—	8,398	—	—	8,398
Tax benefit on stock options exercised	—	—	16,634	—	—	16,634
Other comprehensive loss, net of tax	—	—	—	(67)	—	(67)
Net income	—	—	—	—	26,376	26,376
Balance as of January 31, 2017	59,538	6	232,114	(165)	29,985	261,940
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock units	1,287	—	14,564	—	—	14,564
Stock-based compensation	—	—	14,310	—	—	14,310
Cumulative effect from adoption of ASU 2016-09	—	—	249	—	7,908	8,157
Adoption of ASU 2018-02	—	—	—	(45)	45	—
Other comprehensive loss, net of tax	—	—	—	(59)	—	(59)
Net income	—	—	—	—	47,362	47,362
Balance as of January 31, 2018	60,825	$6	$261,237	$(269)	$85,300	$346,274
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock units	1,621	—	22,929	—	—	22,929
Stock-based compensation	—	—	21,057	—	—	21,057
Cumulative effect from adoption of ASC 606	—	—	—	—	13,007	13,007
Cumulative effect from adoption of ASU 2016-01	—	—	—	269	(356)	(87)
Net income	—	—	—	—	73,899	73,899
Balance as of January 31, 2019	62,446	$6	$305,223	$—	$171,850	$477,079
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows

	Year ended January 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$73,899	$47,362	$26,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,185	15,952	13,186
Deferred taxes	408	4,306	(2,891)
Stock-based compensation	21,057	14,310	8,398
Bad debt expense	240	133	35
Loss on disposal of software development costs and other	933	464	96
Changes in operating assets and liabilities:
Accounts receivable	(4,306)	(4,734)	(2,728)
Other assets	(5,893)	(760)	(1,343)
Accounts payable	863	(581)	567
Accrued compensation	4,432	3,827	946
Accrued liabilities	3,031	484	1,729
Other long-term liabilities	573	939	1,220
Net cash provided by operating activities	113,422	81,702	45,591
Cash flows from investing activities:
Purchase of marketable securities	(728)	(483)	(379)
Purchase of property and equipment	(3,869)	(5,458)	(3,645)
Purchase of software and capitalized software development costs	(9,978)	(10,380)	(9,030)
Acquisition of intangible member assets	(1,195)	(17,545)	—
Acquisition of a business	—	(2,882)	—
Proceeds from sale of marketable securities	41,422	—	—
Net cash provided by (used in) investing activities	25,652	(36,748)	(13,054)
Cash flows from financing activities:
Proceeds from exercise of common stock options	22,929	14,564	7,142
Tax benefit from exercise of common stock options	—	—	16,634
Net cash provided by financing activities	22,929	14,564	23,776
Increase in cash and cash equivalents	162,003	59,518	56,313
Beginning cash and cash equivalents	199,472	139,954	83,641
Ending cash and cash equivalents	$361,475	$199,472	$139,954
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended January 31,
(in thousands)	2019	2018	2017
Supplemental cash flow data:
Interest expense paid in cash	$203	$203	$213
Income taxes paid in cash, net of refunds received	587	27	863
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible member assets accrued at period end	—	1,409	—
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	37	—	25
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	200	3	330
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
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements, except for the new accounting pronouncements, which were adopted during the year ended January 31, 2019 as described below.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Principles of consolidation
The consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC and HealthEquity Retirement Services, LLC (collectively referred to as the "Company").
During the year ended January 31, 2015, the Company and an unrelated company formed a limited partnership for investment in and the management of early stage companies in the healthcare industry. The Company has a 22% ownership interest in such partnership that is accounted for using the equity method of accounting. The investment was approximately $0.2 million as of January 31, 2019 and is included in other assets on the accompanying consolidated balance sheets.
During the year ended January 31, 2016, the Company purchased an approximate 1% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting to account for the investment. The investment was $0.5 million as of January 31, 2019 and is included in other assets on the accompanying consolidated balance sheet.
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
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States of America.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents were held in institutions in the U.S. and include deposits in a money market account that was unrestricted as to withdrawal or use.
Accounts receivable
Accounts receivable represent monies due to the Company for monthly service revenue, custodial revenue and interchange revenue. As of January 31, 2019 and 2018, service revenue receivables, net, were $6.3 million and $7.9 million, custodial revenue receivables were $13.8 million and $9.0 million, and interchange revenue receivables were $5.6 million and $4.7 million, respectively. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of January 31, 2019 and 2018, the Company had allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.
Investments
In January 2019, the Company sold all the marketable securities it previously held. See Note 3—Cash, Cash Equivalents and Marketable Securities for additional information regarding the realized loss on sale of marketable securities. The Company classified marketable securities, which consisted primarily of mutual funds invested in corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond three months at the time of purchase as available-for-sale. Marketable securities were reported at fair value with changes included in other expense, net in the consolidated statements of operations and comprehensive income. The Company used the specific identification method to determine cost in calculating the realized loss upon the sale of marketable securities. The Company periodically evaluated its marketable securities to assess whether those with unrealized loss positions were other-than-temporarily impaired. The Company considered impairments to be other than temporary if they were related to deterioration in credit risk or if it was likely it would sell the securities before the recovery of their cost basis.
Equity investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Equity-method investments are included in other assets on the consolidated balance sheets. The Company's share of the earnings or losses as reported by equity-method investees, amortization of basis differences, and related gains or losses, if any, are recognized in other expense, net on the consolidated statements of operations and comprehensive income.
Equity investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative and are classified as other assets on the consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other expense, net on the consolidated statements of operations and comprehensive income.
The Company assesses whether an other-than-temporary impairment loss on equity method investments and an impairment loss on measurement alternative investments has occurred due to declines in fair value or other market conditions. If any impairment is considered other than temporary for equity method investments or impairment is identified for measurement alternative investments, the Company will write down the investment to its fair value and record the corresponding charge through other expense, net in the consolidated statements of operations and comprehensive income.
Other assets
Other assets consist primarily of contract costs, prepaid expenditures, income tax receivables, inventories, and various other assets. Amounts expected to be recouped or recognized over a period of twelve months or less have been classified as current in the accompanying consolidated balance sheets.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

Property and equipment
Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of individual assets. The useful life for leasehold improvements is the shorter of the estimated useful life or the term of the lease ranging from 3-5 years. The useful life used for computing depreciation for all other asset classes is described below:

Computer equipment	3-5 years
Furniture and fixtures	5 years
Maintenance and repairs are expensed when incurred, and improvements that extend the economic useful life of an asset are capitalized. Gains and losses on the disposal of property and equipment are reflected in operating expenses.
Capitalized software development costs
We account for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software.” Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred during the application development stage that are directly attributable to developing or obtaining software for internal use are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. See Note 5—Intangible assets and goodwill for additional information.
Intangible assets, net
Intangible assets are carried at cost and amortized, typically, on a straight-line basis over their estimated useful lives. The useful life used for computing amortization for all intangible asset classes is described below:

Computer software and capitalized software development costs	3 years
401(k) customer relationships	10 years
Acquired HSA intangible member assets	15 years
Acquired intangible member assets are the result of various acquisitions of HSA portfolios. A significant portion of the purchase price from each acquisition has been allocated to the acquired HSA assets, which consists of the contractual rights to administer the activities related to the individual HSAs acquired. The Company used its HSA customer relationship period assumption and the historical attrition rates of member accounts  to determine that an average useful life of 15 years and the use of a straight-line amortization method are appropriate to reflect the pattern over which the economic benefits of existing member assets are realized. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. During the year ended January 31, 2019, the Company incurred a loss on disposal of approximately $0.7 million of previously capitalized software development costs. No impairment charges have been recorded during the years ended January 31, 2018 and 2017. See Note 5—Intangible assets and goodwill for additional information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on January 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a two-step process. The first step involves comparing the Company's market capitalization to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements.
Self insurance
The Company is self-insured for medical insurance up to certain annual stop-loss limits. The Company establishes a liability as of the balance sheet date for claims, both reported and incurred but not reported, using currently available information as well as historical claims experience, and as determined by an independent third party.
Other long-term liabilities
The Company recognizes rental expense for its office lease on a straight-line basis over the lease term. Other long-term liabilities includes deferred rent, which represents the difference between actual operating lease payments due and straight-line rent expense. The excess is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense.
Revenue recognition
On February 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), which replaced most existing revenue recognition guidance in GAAP, using the modified retrospective method for all contracts not completed as of the date of adoption. The Company recorded the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of ASC 606 did not have a material impact on the Company's revenue for the year ended January 31, 2019.
Effective February 1, 2018, the Company capitalizes incremental contract acquisition costs, such as sales commissions, previously included in sales and marketing expenses in the consolidated statement of operations and comprehensive income, and amortizes these costs over the average estimated economic life of an HSA Member, RA customer relationship, and 401(k) customer relationship. The Company's prior practice was to fully expense sales commissions when the respective account was added to the Company's platform.
The cumulative effect of the changes made to the Company's consolidated balance sheet as of February 1, 2018 for the adoption of ASC 606 is as follows:

(in thousands)	January 31, 2018	Adjustments	February 1, 2018
Other current assets	$3,310	$1,366	$4,676
Deferred tax asset	5,461	(4,187)	1,274
Other assets	2,180	15,847	18,027
Deferred tax liability	—	18	18
Accumulated earnings	$85,300	$13,007	$98,307
The impact of adoption on the Company's consolidated statement of operations and comprehensive income for the year ended January 31, 2019 is as follows:

(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Sales and marketing	$29,498	$31,335	$(1,837)
Income from operations	77,670	75,833	1,837
Income tax provision	1,919	1,470	449
Net income	$73,899	$72,511	$1,388

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

The impact of adoption on the Company's consolidated balance sheet as of January 31, 2019 is as follows:

(in thousands)	As reported	Without adoption of ASC 606	Effect of change higher (lower)
Other current assets	$7,534	$5,815	$1,719
Deferred tax asset	1,677	5,415	(3,738)
Other assets	21,122	3,790	17,332
Deferred tax liability	916	—	916
Accumulated earnings	$171,850	$157,455	$14,395
Under ASC 606, the Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.
The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
Disaggregation of revenue. The Company's primary sources of revenue are service, custodial, and interchange revenue and are disclosed in the consolidated statements of operations and comprehensive income. All of the Company's sources of revenue are deemed to be revenue contracts with customers. Each revenue source is affected differently by economic factors as it relates to the nature, amount, timing and uncertainty.
Costs to obtain a contract. ASC 606 requires capitalizing the costs of obtaining a contract when those costs are expected to be recovered. Since incremental commissions paid to sales team members as a result of obtaining contracts are recoverable, the Company recorded a $17.2 million cumulative catch-up capitalized asset on February 1, 2018. As of January 31, 2019, the net amount capitalized as contract costs was $19.1 million, which is included in other current assets and other assets.
In order to determine the amortization period for sales commissions contract costs, the Company applied the portfolio approach. Accordingly, the amortization period of the assets has been determined to be the average economic life of an HSA Member, RA customer relationship, and 401(k) customer relationship, which is estimated to be 15 years, 7 years, and 10 years, respectively. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income.
Performance obligations. ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Amounts excluded are not significant to the Company's consolidated statements of operations and comprehensive income.
Service revenue. The Company hosts its platform, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company will continue to recognize service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
Custodial revenue. The Company deposits custodial cash at federally-insured custodial depository partners and investment assets with an investment partner. The deposit of funds represents a service that is simultaneously received and consumed by the custodial depository partners and investment partner. The Company will continue to recognize custodial revenue, in an amount that reflects the consideration it expects

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

to be entitled to in exchange for the service, each month based on the amount received by its custodial partners and investment partners.
Interchange revenue. The Company satisfies its interchange performance obligation each time payments are made with its cards via payment networks. The Company will continue to recognize interchange revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for the service, in the month the payment transaction occurs.
Contract balances. The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company's deferred revenue as of January 31, 2019 and 2018 was $0.3 million and $0.4 million, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement. From the deferred revenue balance as of February 1, 2018, revenue recognized during the year ended January 31, 2019 was $0.2 million. The Company expects to satisfy its remaining obligations for this arrangement.
Significant judgments. The Company makes no significant judgments in determining the amount or timing of revenue recognition. The Company has estimated the average economic life of an HSA Member, RA customer relationship, and a 401(k) customer relationship to be 15 years, 7 years, and 10 years, respectively, and which has been determined to be the amortization period for the capitalized sales commissions contract costs.
Practical expedients. The Company has applied the practical expedient which allows an entity to account for incremental costs of obtaining a contract at a portfolio level. The Company has also applied the practical expedient to recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
Cost of revenue
The Company incurs cost of revenue related to servicing member accounts, managing customer and partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, new member and participant supplies and other operating costs of the Company’s related member account servicing departments. Other components of the Company’s cost of revenue sold include interest retained by members on custodial assets held and interchange costs incurred in connection with processing card transactions initiated by members.
Stock-based compensation
The Company grants stock-based awards, which consist of stock options, restricted stock units ("RSUs") and restricted stock awards ("RSAs"), to certain team members, executive officers, and directors. The Company recognizes compensation expense for stock-based awards based on the grant date estimated fair value. Expense for stock-based awards is generally recognized on a straight-line basis over the requisite service period, and is reversed as pre-vesting forfeitures occur. The fair value of stock options is determined using the Black-Scholes option pricing model. The determination of fair value for stock options on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables. The fair value of RSUs and RSAs is based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
For stock-based awards with performance conditions, the Company evaluates the probability of achieving the performance criteria and of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and the requisite service period. For awards with performance conditions, compensation expense is recognized using the graded-vesting attribution method in accordance with the provisions of FASB ASC Topic 718, Compensation—Stock Compensation ("Topic 718"). See Note 9—Stock-based compensation for additional information.
Upon the exercise of a stock option or release of an RSU/RSA, common shares are issued from authorized, but not outstanding, common stock.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

Income tax provision
The Company accounts for income taxes and the related accounts under the liability method as set forth in the authoritative guidance for accounting for income taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company has recorded a valuation allowance with respect to realized capital losses for which the Company does not expect to generate capital gains in order to utilize the capital losses in the future. The Company believes that it is more likely than not that all other deferred tax assets will be realized as of January 31, 2019. The Company uses the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes.
The Company has also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision recorded within the consolidated statements of operations and comprehensive income. Also, the Company uses the portfolio approach in releasing income tax effects from accumulated other comprehensive income. The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of other expense in the consolidated statements of operations and comprehensive income. Significant judgment is required to evaluate uncertain tax positions. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.
Comprehensive income
Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources, including unrealized gains and losses on marketable securities prior to the February 1, 2018 adoption of ASU 2016-01.
Asset acquisitions
During the year ended January 31, 2019, the Company acquired the rights to be the custodian of an HSA portfolio. During the year ended January 31, 2018, the Company acquired the rights to be the custodian of two HSA portfolios and rights to act as sole administrator of one portfolio. Substantially all of the fair value of the gross portfolio assets acquired was concentrated in a group of similar HSA assets and therefore the acquisitions did not constitute a business. Accordingly, the acquisitions were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The cost of the assets acquired was allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill. The purchase price was allocated to acquired intangible member assets. Furthermore, transaction costs that are incurred in conjunction with an asset acquisition are allocated to the acquired intangible member assets.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

Business combination
Acquisition-related expenses incurred in conjunction with the acquisition of a business as defined by ASC 805-10 are recognized in earnings in the period in which they are incurred and are included in other expense, net on the consolidated statement of operations. During the years ended January 31, 2019, 2018 and 2017, the Company incurred an expense of $2.1 million, $2.2 million, and $0.6 million, respectively, for acquisition-related activity. There were no business combinations during the years ended January 31, 2019 and 2017.
Concentration of market risk
The Company derives a substantial portion of its revenue from providing services for healthcare accounts. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts could have a material adverse effect on the Company’s results of operations. For the years ended January 31, 2019, 2018 and 2017, no one customer accounted for greater than 10% of revenue or accounts receivable.
Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains its cash and cash equivalents in bank and other depository accounts, which, frequently exceeds federally insured limits. The Company’s cash and cash equivalents held in banks as of January 31, 2019 was $361.5 million, of which $1.0 million was covered by federal depository insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company’s accounts receivable balance as of January 31, 2019 was $25.7 million. The Company has not experienced any significant write-offs to accounts receivable and believes that it is not exposed to significant credit risk with respect to accounts receivable.
Interest rate risk
The Company has entered into depository agreements with financial institutions for its custodial cash deposits. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing interest rates may make it difficult for the Company to continue to place custodial deposits at the current contracted rates.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates for the allowance for doubtful accounts, capitalized software development costs, evaluating goodwill and long-lived assets for impairment, useful lives of property and equipment and intangible assets, accrued compensation, accrued liabilities, grant date fair value of stock options and income taxes. Actual results could differ from those estimates.
Change in estimate. Effective November 1, 2018, the Company prospectively changed its estimate of the useful life of capitalized incremental costs to obtain an RA contract to better reflect the estimated periods during which the intangible asset is expected to generate cash flows. The incremental costs to obtain an RA contract were previously amortized over the same life as the incremental costs to obtain an HSA contract, which is estimated to be 15 years. The Company determined the amortization period of the intangible assets to be the average economic life of an RA customer relationship, which is estimated to be 7 years. The change in estimate and resulting accelerated amortization did not have a material effect on the Company's consolidated financial statements for the year ended January 31, 2019. Further, the Company does not expect the accelerated amortization to have a material impact on its consolidated financial statements for the year ended January 31, 2020.
Recent adopted accounting pronouncements
Adoption of ASC 606
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize the amount of

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU and related subsequent amendments replaces most existing revenue recognition guidance in GAAP. The Company adopted ASC 606 on February 1, 2018 using the modified retrospective transition method. See Revenue Recognition above for further details.
Adoption of ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of the guidance issued in ASU 2016-01. These updates revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted these ASUs on February 1, 2018 using the modified retrospective method. The Company recorded the cumulative effect as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period.The cumulative effect of the changes made to the Company's consolidated balance sheet as of February 1, 2018 due to the adoption of ASU 2016-01 were as follows:

(in thousands)	January 31, 2018	Adjustments	February 1, 2018
Deferred tax asset	$5,461	$(87)	$5,374
Accumulated other comprehensive loss	$(269)	$269	$—
Accumulated earnings	$85,300	$(356)	$84,944
This ASU also eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. The Company adopted this provision on a prospective basis as it relates to its 1% ownership interest in a limited partnership and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer or impairment will be recognized in other expense, net on the consolidated statements of operations and comprehensive income in the period incurred. No observable price changes occurred during the year ended January 31, 2019.
The impact of the adoption on the Company's consolidated financial statements for the year ended January 31, 2019 was not significant.
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
Adoption of ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which updates the accounting for the income tax consequences of intra-entity transfers of assets

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the year ended January 31, 2019. There was no impact on the Company's consolidated financial statements as a result of the adoption.
Adoption of ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the classification of certain cash receipts and cash payments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the year ended January 31, 2019. Adoption of the ASU did not have a material impact on the Company's consolidated financial statements.
Adoption of ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about changes to the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU during the year ended January 31, 2019, and prospectively applies this standard to awards modified on or after the adoption date. There was no impact on the Company's consolidated financial statements as a result of the adoption.
Recent issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (codified as "ASC 842"), which sets out the principles for the recognition, measurement, presentation and disclosure for both parties to a contract (i.e., lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840 Leases. ASC 842 is effective for financial statements issued for reporting periods beginning after December 15, 2018, requires a modified retrospective transition, and provides for certain practical expedients; early adoption is permitted. In July 2018, the FASB issued ASU 2018-11- Leases ("Topic 842") – Targeted Improvements, which provides an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.  The Company adopted ASC 842 effective February 1, 2019, using the alternative transition method under Topic 842. The Company expects that this standard will have a material effect on the Company’s consolidated balance sheets, but does not expect it to have a material impact on the Company's consolidated statements of operations and consolidated income, stockholders’ equity and cash flows. Although the Company is still in the process of evaluating the impact of adoption of ASC 842 on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for office space and data center operating lease agreements.
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
In August 2018, FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 1. Summary of business and significant accounting policies (continued)

those fiscal years. Early adoption is permitted. As this relates to disclosure only, the Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
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
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements relating to stockholders' equity for interim financial statements, to require changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. As permitted by the SEC, the Company will apply the disclosure change in stockholders’ equity analysis commencing with its Form 10-Q for the fiscal quarter ending April 30, 2019. As this relates to disclosure only, the Company believes the adoption of this rule will not have a material impact on its consolidated financial statements.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Year ended January 31,
	2019	2018	2017
Numerator (basic and diluted):
Net income	$73,899	$47,362	$26,376
Denominator (basic):
Weighted-average common shares outstanding	61,836	60,304	58,615
Denominator (diluted):
Weighted-average common shares outstanding	61,836	60,304	58,615
Weighted-average dilutive effect of stock options and restricted stock units	1,534	1,550	1,279
Weighted-average common shares outstanding	63,370	61,854	59,894
Net income per share:
Basic	$1.20	$0.79	$0.45
Diluted	$1.17	$0.77	$0.44

For the years ended January 31, 2019, 2018 and 2017, approximately 0.1 million, 0.6 million, and 1.4 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Cash, cash equivalents and marketable securities
In January 2019, the Company sold all the marketable securities it previously held. Cash, cash equivalents as of January 31, 2019 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$361,475	$—	$—	$361,475
Marketable securities:
Mutual funds	—	—	—	—
Total cash, cash equivalents and marketable securities	$361,475	$—	$—	$361,475

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 3. Cash, cash equivalents and marketable securities (continued)

Cash, cash equivalents and marketable securities as of January 31, 2018 consisted of the following:

(in thousands)	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$199,472	$—	$—	$199,472
Marketable securities:
Mutual funds	41,153	270	(626)	40,797
Total cash, cash equivalents and marketable securities	$240,625	$270	$(626)	$240,269
Gross gains and losses realized during the year ended January 31, 2019 for marketable securities sold as of January 31, 2019 was $0.4 million and $0.9 million, respectively, of which a $0.1 million current year net realized loss was recorded to other expense, net in the consolidated statements of operations and comprehensive income and a $0.4 million of prior cumulative net realized loss was recorded in accumulated earnings on February 1, 2018 due to the adoption of ASU 2016-01.
Note 4. Property and equipment
Property and equipment consisted of the following as of January 31, 2019 and 2018:

(in thousands)	January 31, 2019	January 31, 2018
Leasehold improvements	$3,583	$2,292
Furniture and fixtures	4,476	4,785
Computer equipment	9,242	8,174
Property and equipment, gross	17,301	15,251
Accumulated depreciation	(9,078)	(7,415)
Property and equipment, net	$8,223	$7,836
Depreciation expense for the years ended January 31, 2019, 2018 and 2017 was $3.5 million, $2.8 million and $2.0 million, respectively.
Note 5. Intangible assets and goodwill
Asset acquisitions
During the years ended January 31, 2019 and 2018, the Company capitalized the following amounts to acquire the rights to be the custodian of HSA portfolios:

(in thousands)	January 31, 2019	January 31, 2018
Acquired HSA intangible member assets	$1,195	$18,953
The costs, including transaction costs, were allocated to the respective acquired intangible member assets. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets are being amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the year ended January 31, 2018, $1.3 million of the of the acquired intangible assets relates to a contingent payment that may be earned upon the achievement of certain targets. This amount is expected to be paid during the year ended January 31, 2020.
Software development
During the years ended January 31, 2019, 2018 and 2017, the Company capitalized software development costs of $9.3 million, $8.1 million and $7.7 million, respectively, related to significant enhancements and upgrades to its proprietary system.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 5. Intangible assets and goodwill (continued)

The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2019 and January 31, 2018:

(in thousands)	January 31, 2019	January 31, 2018
Amortized intangible assets:
Capitalized software development costs	$40,583	$31,993
Software	4,252	8,863
Other intangible assets	2,882	2,882
Acquired intangible member assets	85,110	83,915
Intangible assets, gross	132,827	127,653
Accumulated amortization	(53,161)	(44,018)
Intangible assets, net	$79,666	$83,635
During the years ended January 31, 2019, 2018 and 2017, the Company expensed a total of $13.7 million, $12.2 million and $10.0 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the years ended January 31, 2019, 2018 and 2017 was $14.7 million, $13.2 million and $11.2 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2020	$13,824
2021	10,706
2022	7,930
2023	6,209
2023	6,209
Thereafter	34,788
Total	$79,666
During the year ended January 31, 2019, the Company incurred a loss on disposal of approximately $0.7 million of previously capitalized software development costs.
All of the Company’s goodwill was generated from the acquisition of First Horizon MSaver, Inc. on August 11, 2011. There have been no changes to the goodwill carrying value during the years ended January 31, 2019 and 2018.
Note 6. Commitments and contingencies
Property, colocation, equipment, and license agreements
The Company leases office space, data storage facilities and equipment, as well as contractual commitments related to network infrastructure and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease and other contractual payments required under non-cancelable obligations as of January 31, 2019 are as follows:

Year ending January 31, (in thousands)	Office lease	Other agreements	Total
2020	$3,690	$3,568	$7,258
2021	3,933	3,392	7,325
2022	5,589	1,739	7,328
2023	5,728	70	5,798
2024	5,872	11	5,883
Thereafter	44,252	—	44,252
Total	$69,064	$8,780	$77,844

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 6. Commitments and contingencies (continued)

Office lease obligations
The Company’s headquarters is in Draper, UT where it leases two buildings and is party to a third lease for a building to be constructed on a parcel contiguous to its existing buildings. The leases will expire on November 30, 2030. The Company is responsible for payment of taxes and operating expenses relating to the premises occupied by the Company, in addition to 2.5% annual rent increases over the lease term. The Company also leases office space in Overland Park, Kansas, under a lease that expires in March 2022.
Lease expense for office space for the years ended January 31, 2019, 2018 and 2017 totaled $5.5 million, $4.3 million and $3.3 million, respectively. Expense for other agreements for the years ended January 31, 2019, 2018 and 2017 totaled $0.6 million, $0.5 million and $0.3 million, respectively.
Data storage and equipment lease obligations
The data storage and equipment leases relate to the Company's offsite data storage facilities and office equipment leases, which expire during the years ended January 31, 2021 and January 31, 2024, respectively.
Telephony services
The telephony service agreement relates to our 24/7/365 member support center. The agreement expires in September 2019. In January 2019, the Company entered into a telephony agreement with a new provider that is cancelable without significant penalty.
Processing services agreement
During the year ended January 31, 2016, the Company amended its merchant processing services agreement with a vendor. The agreement expires December 31, 2020 and requires the Company to pay a dollar minimum processing fee based on the processing year of the agreement. The Company may terminate the agreement beginning January 1, 2020 by providing 180 days’ written notice.
If the processing agreement is terminated prior to December 31, 2020, the Company is required to pay the vendor a termination fee, equal to 75% of the aggregate value of the minimum processing fees for the remaining years of the agreement, plus a portion of the account on-boarding incentive fee.
For each of the years ended January 31, 2019, 2018 and 2017, the Company exceeded the minimum amounts required under the agreement.
The Company has an agreement with an entity for access to its software. The agreement contains minimum required payments. The Company also has agreements with several entities for access to technology and software. The agreements are based on usage, and there are no minimum required monthly payments.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Indemnification
In accordance with the Company’s amended and restated Certificate of Incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover a portion of any amounts paid for future claims.
Litigation
The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no material pending or threatened legal proceedings as of January 31, 2019 and 2018.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 7. Indebtedness
On September 30, 2015, the Company entered into a credit facility (the "Credit Agreement"). The Credit Agreement provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of January 31, 2019.
Borrowings under the Credit Agreement bear interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread to be determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Credit Agreement will range from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. Additionally, the Company pays a commitment fee ranging from 0.20% to 0.30% on the daily amount of the unused commitments under the Credit Agreement payable in arrears at the end of each fiscal quarter. During each of the years ended January 31, 2019 and 2018, the Company incurred $0.3 million of interest expense associated with the Credit Agreement.
The Company's material subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement. The obligations of the Company and the guarantors under the Credit Agreement and the guarantees are secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of January 31, 2019.
In connection with the Credit Agreement, the Company incurred $0.3 million in financing costs, which are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the agreement.
Note 8. Income taxes
The income tax provision consisted of the following:

	Year ended January 31,
(in thousands)	2019	2018	2017
Current:
Federal	$1,095	$392	$14,848
State	416	130	1,823
Total current tax provision	$1,511	$522	$16,671
Deferred:
Federal	$1,258	$4,068	$(2,308)
State	(850)	237	(619)
Total deferred tax (benefit) provision	$408	$4,305	$(2,927)
Total income tax provision	$1,919	$4,827	$13,744

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 8. Income taxes (continued)

Total income tax provision differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2019	2018	2017
Federal income tax provision at the statutory rate	$15,922	$17,744	$13,641
State income tax provision, net of federal tax benefit	1,518	1,241	742
Non-deductible or non-taxable items	411	143	87
Excess tax benefits on stock-based compensation expense, net	(14,255)	(14,136)	—
Federal research and development credit	(2,252)	(729)	(907)
Deferred tax rate adjustment due to tax reform	—	458	—
Current statutory rate differential due to tax reform	—	(308)	—
Change in uncertain tax position reserves, net of indirect benefits	450	191	246
Other items, net	125	223	(65)
Total income tax provision	$1,919	$4,827	$13,744
The Company’s effective income tax rate for the years ended January 31, 2019, 2018 and 2017 was 2.5%, 9.2%, and 34.3%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The decrease in the effective tax rate for the year ended January 31, 2019 over the year ended January 31, 2018 was primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods. The decrease in the effective tax rate for the year ended January 31, 2018 compared to the year ended January 31, 2017 was primarily the result of excess tax benefits on stock-based compensation expense.
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a reduction of the statutory corporate income tax rate from a top rate of 35% to 21% effective January 1, 2018. The Company is subject to federal and state income taxes in the United States based on a calendar year which differs from its January fiscal year-end for financial reporting purposes. For purposes of reconciling the total income tax provision for the fiscal year ended January 31, 2018, the Company applied a federal statutory rate of 34% for the entire fiscal year as that was the rate that applied for the tax year ended December 31, 2017 which comprised 11 months of the fiscal year. Because a 21% federal statutory rate applied for the one month ending January 31, 2018, a reconciling item was included in the tax rate reconciliation table above to adjust for the statutory rate reduction that applied to this one-month period. This resulted in a reduction to the income tax provision of $0.3 million.
Given the significance of the Tax Cuts and Jobs Act, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allowed registrants to record provisional amounts during a one-year “measurement period” from the date of enactment of the Tax Cuts and Jobs Act. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
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
The Company remeasured certain deferred tax assets and liabilities as of December 31, 2017 based on rates at which they are expected to reverse in the future, which is generally the new corporate income tax rate of 21% as enacted by the Tax Cuts and Jobs Act. However, the Company's analysis was incomplete as of January 31, 2018 as

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 8. Income taxes (continued)

the Company was still analyzing certain aspects of the Act and refining its calculations, including state conformity and the impact of state tax rates on deferred tax balances, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Based on the best information available, the provisional amount recorded related to the remeasurement of the Company's deferred tax balance resulted in a decrease in net deferred tax assets of $0.5 million, with a corresponding increase to the income tax provision during the year ended January 31, 2018. As of January 31, 2019, the Company has not made any additional adjustments following completion of its continued analysis during the one-year measurement period to the provisional amount recorded as of January 31, 2018, which amount is now considered final.
Other significant provisions of the Tax Cuts and Jobs Act were effective as of January 1, 2018, including, but not limited to: the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, changes in the deductibility of certain meals and entertainment business expenses, and changes in the deductibility of certain excessive employee remuneration. The Company has applied these provisions to its current income tax provision as it relates to its tax return period beginning January 1, 2018 using reasonable interpretations and available guidance. Further guidance or technical corrections may affect the application of these provisions on its income tax provision.
Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2019	January 31, 2018
Deferred tax assets:
Accrued bonuses	$808	$489
Other accrued liabilities	664	572
Deferred rent	626	520
Stock compensation	6,987	5,316
Net operating loss carryforward	68	666
Research and development credits	2,323	2,882
AMT credits	—	857
Other, net	255	286
Total gross deferred tax assets	11,731	11,588
Less valuation allowance	(97)	—
Deferred tax assets, net of valuation allowance	$11,634	$11,588
Deferred tax liabilities:
Fixed assets: depreciation and gain/loss	$(1,294)	$(1,170)
Intangibles: amortization	(4,798)	(4,830)
Incremental contract costs	(4,654)	—
Other, net	(127)	(127)
Total gross deferred tax liabilities	(10,873)	(6,127)
Net deferred tax assets	$761	$5,461
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize most of its deferred tax assets. However, the Company has recorded a valuation allowance of $0.1 million as of January 31, 2019 with respect to realized capital losses for which it does not expect to generate capital gains in order to utilize the capital losses in the future. This valuation allowance was reflected as an adjustment to retained earnings as a result of the adoption of ASU 2016-01. No valuation allowance was recorded as of January 31, 2018.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 8. Income taxes (continued)

As of January 31, 2019, the Company had recorded gross state net operating loss carryforwards of $1.1 million which begin to expire at various intervals between tax years ending December 31, 2026 and December 31, 2036. As of January 31, 2019, the Company also had federal and state research and development carryforwards of $1.9 million and $2.5 million, respectively, which expire beginning with the tax years ending December 31, 2037 and 2030, respectively.
As of January 31, 2019 and 2018, the gross unrecognized tax benefit was $1.7 million and $0.9 million, respectively. If recognized, $1.5 million and $0.8 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2019 and 2018, respectively. Total gross unrecognized tax benefits increased by $0.8 million in the period from January 31, 2018 to January 31, 2019. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2019	January 31, 2018
Gross unrecognized tax benefits at beginning of year	$889	$674
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	—	—
Decreases as a result of tax positions taken during a prior period	(1)	—
Increases as a result of tax positions taken during the current period	805	215
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	—	—
Gross unrecognized tax benefits at end of year	$1,693	$889
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

(in thousands)	January 31, 2019	January 31, 2018
Total gross unrecognized tax benefits	$1,693	$889
Amounts netted against related deferred tax assets	(1,693)	(889)
Unrecognized tax benefits recorded on the consolidated balance sheet	$—	$—
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other expense in the statement of operations and comprehensive income. During the years ended January 31, 2019, 2018, and 2017, there were no interest and penalties recorded related to unrecognized tax benefits in the statement of operations and comprehensive income. As of January 31, 2019 and 2018, no accrued interest and penalties were recorded.
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

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2019	2018	2017
Cost of revenue	$2,837	$2,594	$1,780
Sales and marketing	3,536	2,030	914
Technology and development	5,117	3,318	1,903
General and administrative	9,567	6,368	3,801
Total stock-based compensation expense	$21,057	$14,310	$8,398
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2019	2018	2017
Stock options	$7,581	$7,826	$6,480
Performance stock options	681	1,378	1,685
Restricted stock units	7,657	3,224	233
Performance restricted stock units	2,419	1,882	—
Restricted stock awards	570	—	—
Performance restricted stock awards	2,149	—	—
Total stock-based compensation expense	$21,057	$14,310	$8,398
Stock options
The Company currently grants stock options under the 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock options to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock.
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2019, 4.1 million shares were available for grant under the Incentive Plan.
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company team members. Nonqualified stock options may be granted to Company team members, executive officers, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance, or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan.
Valuation assumptions. The Company has adopted the provisions of Topic 718, which requires the measurement and recognition of compensation for all stock-based awards made to team members, executive officers and directors, based on estimated fair values.
Under Topic 718, the Company uses the Black-Scholes option pricing model as the method of valuation for stock-based awards. The determination of the fair value of stock-based awards on the date of grant is affected by the fair value of the stock as well as assumptions regarding a number of complex and subjective variables. The variables include, but are not limited to, 1) the expected life of the option, 2) the expected volatility of the fair value of the Company's common stock over the term of the award estimated by averaging the Company's historical volatility in addition to published volatilities of a relative peer group 3) risk-free interest rate, and 4) expected dividends.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 9. Stock-based compensation (continued)

The key input assumptions that were utilized in the valuation of the stock options granted during the years ended January 31, 2019, 2018 and 2017 are as follows:

Year ended January 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Expected stock price volatility	36.53% - 37.84%	37.79% - 38.01%	38.01% - 38.37%
Risk-free interest rate	2.52% - 2.79%	1.18% - 2.07%	1.18% - 2.18%
Expected life of options	5.17 - 6.25 years	4.50 - 6.25 years	4.50 - 6.25 years
The Company uses the "simplified" method to estimate the expected life of an option as determined under Staff Accounting Bulletin No. 110 due to limited option exercise history as a public company. Expected volatility is determined using weighted average volatility of publicly traded peer companies. During the year ended January 31, 2019, the Company began using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2018	3,699	$0.10 - 51.44	$22.83	7.26	$102,796
Granted	140	$50.41 - 82.39	$64.06
Exercised	(1,276)	$0.10 - 44.53	$17.97
Forfeited	(119)	$14.00 - 44.53	$30.50
Outstanding as of January 31, 2019	2,444	$0.10 - 82.39	$27.37	6.74	$85,971
Vested and expected to vest as of January 31, 2019	2,444		$27.37	6.74	$85,971
Exercisable as of January 31, 2019	843		$23.19	6.28	$33,023
The aggregate intrinsic value in the tables above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
A summary of stock options granted and exercised is as follows:

	Year ended January 31,
(in thousands, except weighted-average fair value)	2019	2018	2017
Stock options granted	140	420	1,399
Weighted-average fair value at date of grant	$64.06	$42.72	$28.85
Total intrinsic value of stock options exercised	$65,463	$44,823	$50,094
As of January 31, 2019 and 2018, 0.8 million and 1.1 million of all outstanding options were exercisable, respectively. The options are valued at their estimated fair market value as of the date of the grant.
As of January 31, 2019, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $11.6 million.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 9. Stock-based compensation (continued)

Performance options. During the year ended January 31, 2015, the Company granted 1.5 million performance-based stock options to certain key team members and executive officers under the Incentive Plan, which vest upon the achievement of certain performance criteria. The performance-based stock options vest upon the attainment of the following performance criteria: (a) 10% of the stock options vest upon attainment of at least $34.5 million in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the year ended January 31, 2016, (b) 20% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2017, (c) 30% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 30% for the year ended January 31, 2018, and (d) 40% of the stock options vest upon the attainment of an annual growth rate of Adjusted EBITDA per share of common stock of 25% for the year ended January 31, 2019. During the year ended January 31, 2016, the Company achieved the $34.5 million Adjusted EBITDA performance criteria and as such, 10% of the performance-based stock options outstanding as of January 31, 2016 became vested. During the year ended January 31, 2017, the Company achieved the annual growth rate of Adjusted EBITDA per share of common stock of 30% and as such 20% of the performance-based stock options outstanding as January 31, 2017 became vested. Subsequent to the year ended January 31, 2017, the two remaining vesting criteria were amended to vest based upon the attainment of a compound annual growth rate of Adjusted EBITDA per share of common stock of 35% as compared to the year ended January 31, 2016 Adjusted EBTIDA target of $34.5 million, or $0.61 per common share. During the year ended January 31, 2018, the Company achieved the third performance criteria and as such 30% of the performance-based stock options outstanding as of January 31, 2018 became vested. During the year ended January 31, 2019, the Company achieved the fourth performance criteria and as such the remaining 40% of the performance-based stock options outstanding as of January 31, 2019 became vested.
Restricted stock units and restricted stock awards
The Company grants restricted stock units ("RSUs") and restricted stock awards ("RSAs") to certain team members, executive officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs and RSAs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
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
Performance restricted stock awards. In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). Vesting of the PRSAs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2021. The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurred at the grant date. The Company believes it is probable that the PRSAs will vest at least in part. The vesting of PRSAs will ultimately range from 0% to 200% based on the level of achievement of the performance goals. The PRSAs were issued at the 200% level of achievement subject to clawback based on actual Company performance.

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 9. Stock-based compensation (continued)

A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2018	451	$44.10	—	$—
Granted	321	67.69	275	61.92
Vested	(88)	46.35	—	—
Forfeited	(36)	49.00	(19)	61.72
Outstanding as of January 31, 2019	648	$55.20	256	$61.93
During the years ended January 31, 2019, 2018 and 2017 the aggregate intrinsic value of RSUs vested was $6.4 million, $0.7 million, and $21,000 respectively.
Total unrecorded stock-based compensation expense as of January 31, 2019 associated with RSUs and PRSUs was $25.9 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecorded stock-based compensation expense as of January 31, 2019 associated with RSAs and PRSAs was $7.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.
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
In January 2019, the Company sold all marketable securities, which were classified as Level 1 instruments that consisted primarily of highly liquid mutual funds.
The following table summarizes as of January 31, 2018 the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	January 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Marketable securities:
Mutual funds	$40,797	$—	$—
The carrying value of cash and cash equivalents approximate fair values as of January 31, 2019 due to the short-term nature of these instruments. The Company has classified cash and cash equivalents as Level 1 in the fair value hierarchy.
Note 11. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All team members over the age of 21 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer contributions vest 25% each year of employment. 401(k) plan administrative expense was $25,000, $25,000 and $15,000 for the

HealthEquity, Inc. and subsidiaries
Notes to consolidated financial statements
Note 11. Employee benefits (continued)

years ended January 31, 2019, 2018 and 2017, respectively. Employer matching contribution expense was $1.8 million, $1.4 million and $0.9 million for the years ended January 31, 2019, 2018 and 2017, respectively.
Beginning on January 1, 2017, the Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $110,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $1.4 million and $1.7 million as of January 31, 2019 and 2018, respectively.
Note 12. Supplementary quarterly financial data (unaudited)

	Three months ended
(in thousands, except for per share amounts)	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Total revenue	$75,777	$70,495	$71,067	$69,904
Total cost of revenue	31,332	24,678	24,492	25,548
Gross profit	44,445	45,817	46,575	44,356
Total operating expenses	27,864	26,831	25,012	23,816
Total other expense	(221)	(1,555)	(75)	(1)
Income tax provision (benefit)	3,241	1,745	(1,029)	(2,038)
Net income	$13,119	$15,686	$22,517	$22,577
Net income per share:
Basic (1)	$0.21	$0.25	$0.36	$0.37
Diluted (1)	$0.21	$0.25	$0.36	$0.36

	Three months ended
(in thousands, except for per share amounts)	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Total revenue	$60,436	$56,789	$56,879	$55,421
Total cost of revenue	28,790	23,062	21,077	21,680
Gross profit	31,646	33,727	35,802	33,741
Total operating expenses	23,212	20,165	19,307	17,814
Total other expense	(1,706)	(395)	(38)	(90)
Income tax provision (benefit)	823	2,685	(489)	1,808
Net income	$5,905	$10,482	$16,946	$14,029
Net income per share:
Basic (1)	$0.10	$0.17	$0.28	$0.23
Diluted (1)	$0.09	$0.17	$0.27	$0.23
(1) Net income per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, management concluded the Company’s internal control over financial reporting was effective as of January 31, 2019.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has also audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information
None.

PART III.

Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2019 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2019 Annual Meeting of Stockholders is incorporated by reference to our 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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

Item 11. Executive compensation

The information required by this Item 11 of Form 10-K is incorporated by reference in our 2019 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this Item 12 of Form 10-K is incorporated by reference in our 2019 Proxy Statement.

Item 13. Certain relationships and related transactions, and director independence

The information required by this Item 13 of Form 10-K is incorporated by reference in our 2019 Proxy Statement.

Item 14. Principal accounting fees and services

The information required by this Item 14 of Form 10-K is incorporated by reference in our 2019 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36568	3.4	July 6, 2018
4.1	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.2	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.8†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.9†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.11†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.12	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.13	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.14†	Offer letter to Robert W. Selander, dated September 28, 2015.	8-K	001-36568	10.1	September 30, 2015
10.15	Credit Agreement, dated as of September 30, 2015, by HealthEquity, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36568	10.1	October 6, 2015
10.16	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016
10.17	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.18	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.19	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.20†	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36568	10.25	March 28, 2018
10.21†	Employment Agreement, dated June 1, 2018, by and between the Registrant and Angelique Hill	10-Q	001-36568	10.1	June 7, 2018
10.22†	Employment Agreement, dated May 15, 2018, by and between the Registrant and Edward R. Bloomberg	10-Q	001-36568	10.1	September 6, 2018
10.23†	HealthEquity, Inc. Amended and Restated Executive Change in Control Severance Plan	10-Q	001-36568	10.3	September 6, 2018
10.24	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.25	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.26	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.27†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.28+	Employment Agreement, dated February 27, 2017, by and between the Registrant and Bill Otten
10.29+	Employment Agreement, dated April 5, 2018, by and between the Registrant and Ashley Dreier
10.30+	Restricted Stock Award Agreement
10.31+	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord
10.32+	Amended and Restated Non-Employee Director Compensation Policy
21.1	List of Subsidiaries.	10-Q	001-36568	21.1	June 8, 2017
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document

+	Filed herewith
*	Furnished herewith
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

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 28th day of March, 2019.

HEALTHEQUITY, INC.
Date: March 28, 2019	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer
.

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

Date: March 28, 2019	By:	/s/ Robert W. Selander
	Name:	Robert W. Selander
	Title:	Chairman of the Board, Director

Date: March 28, 2019	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 28, 2019	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2019	By:	/s/ Frank A. Corvino
	Name:	Frank A. Corvino
	Title:	Director

Date: March 28, 2019	By:	/s/ Adrian T. Dillon
	Name:	Adrian T. Dillon
	Title:	Director

Date: March 28, 2019	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 28, 2019	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 28, 2019	By:	/s/ Frank T. Medici
	Name:	Frank T. Medici
	Title:	Director

Date: March 28, 2019	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 28, 2019	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 28, 2019	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director