Form 10-Q
period 2019-04-30
HEALTHEQUITY INC
filed 2019-06-06
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019
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

(801) 727-1000
(Registrant's telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HQY	The NASDAQ Global Select Market
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

As of May 31, 2019, there were 62,724,780 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	April 30, 2019	January 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$329,310	$361,475
Accounts receivable, net of allowance for doubtful accounts as of April 30, 2019 and January 31, 2019 of $111 and $125, respectively	27,022	25,668
Other current assets	8,244	7,534
Total current assets	364,576	394,677
Other investments	78,065	709
Property and equipment, net	8,481	8,223
Operating lease right-of-use assets	37,367	—
Intangible assets, net	81,437	79,666
Goodwill	4,651	4,651
Deferred tax asset	551	1,677
Other assets	21,511	20,413
Total assets	$596,639	$510,016
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,964	$3,520
Accrued compensation	8,501	16,981
Accrued liabilities	9,127	8,552
Operating lease liabilities	3,786	—
Total current liabilities	23,378	29,053
Operating lease liabilities, non-current	36,243	—
Deferred tax liability	7,332	916
Other long-term liabilities	387	2,968
Total liabilities	67,340	32,937
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 62,718 and 62,446 shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively	6	6
Additional paid-in capital	315,621	305,223
Accumulated earnings	213,672	171,850
Total stockholders’ equity	529,299	477,079
Total liabilities and stockholders’ equity	$596,639	$510,016
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended April 30,
	2019	2018
Revenue:
Service revenue	$26,808	$24,821
Custodial revenue	41,952	28,434
Interchange revenue	18,292	16,649
Total revenue	87,052	69,904
Cost of revenue:
Service costs	20,649	18,047
Custodial costs	4,123	3,439
Interchange costs	4,527	4,062
Total cost of revenue	29,299	25,548
Gross profit	57,753	44,356
Operating expenses:
Sales and marketing	8,970	6,860
Technology and development	10,905	7,979
General and administrative	8,709	7,507
Amortization of acquired intangible assets	1,491	1,470
Total operating expenses	30,075	23,816
Income from operations	27,678	20,540
Other income (expense), net	23,600	(1)
Income before income taxes	51,278	20,539
Income tax provision (benefit)	9,456	(2,038)
Net income and comprehensive income	$41,822	$22,577
Net income per share:
Basic	$0.67	$0.37
Diluted	$0.65	$0.36
Weighted-average number of shares used in computing net income per share:
Basic	62,326	61,170
Diluted	63,901	62,693
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

(in thousands)	Three months ended April 30,
	2019	2018
Total stockholders' equity, beginning balances (audited)	$477,079	$346,274

Common stock:
Beginning balance	6	6
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—
Ending balance	6	6
Additional paid-in capital:
Beginning balance	305,223	261,237
Issuance of common stock upon exercise of stock options, and for restricted stock	4,370	10,964
Stock-based compensation	6,028	4,239
Ending balance	315,621	276,440
Accumulated comprehensive loss:
Beginning balance	—	(269)
Cumulative effect from adoption of ASU 2016-01	—	269
Ending balance	—	—
Accumulated earnings:
Beginning balance	171,850	85,300
Net income	41,822	22,577
Cumulative effect from adoption of ASC 606	—	13,007
Cumulative effect from adoption of ASU 2016-01	—	(356)
Ending balance	$213,672	$120,528

Total stockholders' equity, ending balances	$529,299	$396,974
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$41,822	$22,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,773	4,520
Unrealized (gains) losses on marketable equity securities and other	(23,484)	140
Deferred taxes	7,542	1,989
Stock-based compensation	6,028	4,239
Changes in operating assets and liabilities:
Accounts receivable	(1,354)	(1,420)
Other assets	(1,694)	(5,471)
Operating lease right-of-use assets	635	—
Accounts payable	(1,577)	87
Accrued compensation	(8,480)	(4,909)
Accrued liabilities and other current liabilities	1,769	881
Operating lease liabilities, non-current	(627)	—
Other long-term liabilities	(17)	71
Net cash provided by operating activities	25,336	22,704
Cash flows from investing activities:
Purchases of intangible member assets	(1,262)	—
Purchases of marketable equity securities	(53,845)	(180)
Purchases of property and equipment	(1,126)	(1,121)
Purchases of software and capitalized software development costs	(5,497)	(2,097)
Net cash used in investing activities	(61,730)	(3,398)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,229	10,167
Net cash provided by financing activities	4,229	10,167
Increase (decrease) in cash and cash equivalents	(32,165)	29,473
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$329,310	$228,945
Supplemental cash flow data:
Interest expense paid in cash	$50	$50
Income taxes paid in cash, net of refunds received	(51)	39
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$21	$491
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	158	117
Exercise of common stock options receivable	141	797
See accompanying notes to condensed consolidated financial statements.

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
The Company has a 4% ownership interest in a public company that is a leader in administering Consumer-Directed Benefits. The Company measures the investment at fair value, and all gains and losses on the investment, realized and unrealized, are recognized in other income (expense), net in the consolidated statements of operations and comprehensive income. The investment was valued at $77.4 million as of April 30, 2019 and is included in other investments on the accompanying condensed consolidated balance sheet.
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry; this partnership interest is accounted for using the equity method of accounting. The investment was approximately $0.2 million as of April 30, 2019 and is included in other investments on the accompanying condensed consolidated balance sheet.
The Company has a 1% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable equity investments to account for the investment. The investment was valued at $0.5 million as of April 30, 2019 and is included in other investments on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2019 and for the three months ended April 30, 2019 and 2018 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2019. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies, other than the additions of the policies described below for leases and investments in equity securities, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019.
Leases. The Company determines if a contract contains a lease at inception or any modification of the contract. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a specified period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

The Company has entered into various operating leases consisting of office space and data storage facilities with remaining lease terms of approximately 3 to 12 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. Leases with an expected term of 12 months or less at commencement are not accounted for on the balance sheet. All operating lease expense is recognized on a straight-line basis over the expected lease term. Certain leases also include obligations to pay for non-lease services, such as utilities and common area maintenance. The services are accounted for separately from lease components, and the Company allocates payments to the lease and other services components based on estimated stand-alone prices.
Operating lease right-of-use ("ROU") assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the rate implicit in each lease is not readily determinable, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company used its incremental borrowing rate on February 1, 2019 for all leases that commenced prior to that date.
Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities and Operating lease liabilities, non-current on the condensed consolidated balance sheets beginning February 1, 2019.
Investments. Marketable equity securities are strategic equity investments with readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for at fair value and are classified as other investments on the condensed consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the consolidated statements of operations and comprehensive income.
Non-marketable equity securities are strategic equity investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative and are classified as other investments on the condensed consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on the consolidated statements of operations and comprehensive income.
Equity method investments are equity securities in investees the Company does not control but over which the Company has the ability to exercise significant influence. Equity-method investments are included in other investments on the condensed consolidated balance sheets. The Company's share of the earnings or losses as reported by equity-method investees, amortization of basis differences, and related gains or losses, if any, are recognized in other income (expense), net on the consolidated statements of operations and comprehensive income.
The Company assesses whether an other-than-temporary impairment loss on equity method investments and an impairment loss on non-marketable equity securities has occurred due to declines in fair value or other market conditions. If any impairment is considered other than temporary for equity method investments or impairment is identified for non-marketable equity securities, the Company will write down the investment to its fair value and record the corresponding charge through other income (expense), net in the consolidated statements of operations and comprehensive income. See Note 3—Supplemental financial statement information for additional information.
Recent adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (codified as "ASC 842"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. ASC 842 requires that a lessee recognize a liability to make lease payments (the lease liability) and a ROU asset representing its right to use the underlying asset for the lease term on the balance sheet.
The Company adopted ASC 842 on February 1, 2019 using the modified retrospective transition method with the adoption date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date contain a lease, (2) lease classification for any

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The adoption of ASC 842 on February 1, 2019 resulted in the recognition on the Company's condensed consolidated balance sheet of both operating lease liabilities of $40.6 million and ROU assets of $38.0 million, which equals the lease liabilities net of accrued rent previously recorded on its consolidated balance sheet under previous guidance. The adoption of ASC 842 did not have an impact on the Company's condensed consolidated statement of operations, stockholders’ equity and cash flows for the three-month period ended April 30, 2019.
Recent issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to early adopt this ASU. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended April 30,
	2019	2018
Numerator (basic and diluted):
Net income	$41,822	$22,577
Denominator (basic):
Weighted-average common shares outstanding	62,326	61,170
Denominator (diluted):
Weighted-average common shares outstanding	62,326	61,170
Weighted-average dilutive effect of stock options and restricted stock units	1,575	1,523
Diluted weighted-average common shares outstanding	63,901	62,693
Net income per share:
Basic	$0.67	$0.37
Diluted	$0.65	$0.36
For the three months ended April 30, 2019 and 2018, approximately 0.2 million shares attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consist of the following:
Property and equipment
Property and equipment consisted of the following as of April 30, 2019 and January 31, 2019:

(in thousands)	April 30, 2019	January 31, 2019
Leasehold improvements	$3,753	$3,583
Furniture and fixtures	4,828	4,476
Computer equipment	9,839	9,242
Property and equipment, gross	18,420	17,301
Accumulated depreciation	(9,939)	(9,078)
Property and equipment, net	$8,481	$8,223
Depreciation expense for the three months ended April 30, 2019 and 2018 was $0.9 million and $0.8 million, respectively.
Other investments
Other investments consisted of the following equity investments as of April 30, 2019 and January 31, 2019:

(in thousands)	April 30, 2019	January 31, 2019
Marketable equity securities, at fair value	$77,356	$—
Non-marketable equity securities	500	500
Equity method investments	209	209
Total equity investments	$78,065	$709
Unrealized gain recognized during the three months ended April 30, 2019 for equity investments held as of April 30, 2019 was $23.5 million, which was attributable to an increase in fair value of marketable equity securities.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Supplemental financial statement information (continued)
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended April 30,
(in thousands)	2019	2018
Interest income, net	$1,280	$191
Unrealized gain on marketable equity securities	23,511	—
Acquisition-related costs	(1,184)	(1)
Other	(7)	(191)
Total other income (expense), net	$23,600	$(1)
Note 4. Leases
The Company has entered into various non-cancelable operating lease agreements for office space and data storage facilities with remaining lease terms of approximately 3 to 12 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The components of operating lease costs, lease term and discount rate are as follows:

Three months ended
(in thousands, except for term and percentages)	April 30, 2019
Operating lease expense	$1,074
Weighted average remaining lease term	11.49 years
Weighted average discount rate	4.37%
Maturities of operating lease liabilities as of April 30, 2019 were as follows:

Fiscal year ending January 31, (in thousands)	Operating leases
Remaining 2020	$2,865
2021	4,105
2022	4,205
2023	4,233
2024	4,288
Thereafter	31,930
Total lease payments	51,626
Less imputed interest	(11,597)
Present value of lease liabilities	$40,029

Current	$3,786
Non-current	36,243
Total lease liabilities	$40,029
As of April 30, 2019, the Company had an additional operating lease for office space that has not yet commenced with undiscounted lease payments of $17.1 million. This operating lease will commence in fiscal year 2021 with a lease term of approximately 11 years.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Leases (continued)
Supplemental cash flow information related to the Company's operating leases was as follows:

Three months ended
(in thousands)	April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$977
ROU assets obtained in exchange for new operating lease obligations	$199
Note 5. Intangible assets and goodwill
During the three months ended April 30, 2019 and 2018, the Company capitalized software development costs of $3.7 million and $2.1 million, respectively, related to significant enhancements and upgrades to its proprietary system.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of April 30, 2019 and January 31, 2019:

(in thousands)	April 30, 2019	January 31, 2019
Amortized intangible assets:
Capitalized software development costs	$44,328	$40,583
Software	6,162	4,252
Other intangible assets	2,882	2,882
Acquired intangible member assets	85,110	85,110
Intangible assets, gross	138,482	132,827
Accumulated amortization	(57,045)	(53,161)
Intangible assets, net	$81,437	$79,666
During the three months ended April 30, 2019 and 2018, the Company expensed a total of $3.9 million and $3.2 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended April 30, 2019 and 2018 was $3.9 million and $3.7 million, respectively.
There were no changes to the goodwill carrying value during the three months ended April 30, 2019 and 2018.
Note 6. Commitments and contingencies
The Company’s principal commitments consist of operating lease obligations for office space and data storage facilities, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2019 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2019, and did not change materially during the three months ended April 30, 2019.
Note 7. Indebtedness
On September 30, 2015, the Company entered into a new credit facility (the "Credit Agreement") that provides for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. The proceeds of borrowings under the Credit Agreement may be used for general corporate purposes. No amounts have been drawn under the Credit Agreement as of April 30, 2019.
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
The Credit Agreement requires the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants include customary restrictions on the
Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of April 30, 2019.
Note 8. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended April 30, 2019, the Company recorded income tax expense of $9.5 million. This resulted in an effective income tax expense rate of 18.4% for the three months ended April 30, 2019, compared with an effective income tax benefit rate of 9.9% for the three months ended April 30, 2018. For the three months ended April 30, 2019 and 2018, the net impact of discrete tax items caused a 4.5 and 31.8 percentage point decrease, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes in the condensed consolidated statements of operations and comprehensive income. The increase in the effective income tax rate from the same period last year is primarily due to a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to pre-tax book income.
As of April 30, 2019 and January 31, 2019, the Company’s total gross unrecognized tax benefit was $1.9 million and $1.7 million, respectively. Certain unrecognized tax benefits have been netted against their related deferred tax assets; therefore, no unrecognized tax benefit has been recorded as of April 30, 2019 and January 31, 2019. If recognized, $1.7 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2019.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2019	2018
Cost of revenue	$860	$413
Sales and marketing	1,007	705
Technology and development	1,499	991
General and administrative	2,662	2,130
Total stock-based compensation expense	$6,028	$4,239
The following table shows stock-based compensation by award type:

	Three months ended April 30,
(in thousands)	2019	2018
Stock options	$1,783	$1,764
Performance stock options	—	153
Restricted stock units	2,926	1,542
Performance restricted stock units	651	514
Restricted stock awards	163	55
Performance restricted stock awards	505	211
Total stock-based compensation expense	$6,028	$4,239
Stock options
The Company currently grants stock options under the 2014 Equity Incentive Plan (as amended and restated, the"Incentive Plan"), which provided for the issuance of stock options to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock.
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
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company team members. Nonqualified stock options may be granted to Company executive officers, other team members, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance, or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended April 30,
	2019	2018
Expected dividend yield	—%	—%
Expected stock price volatility	35.98% - 36.53%	37.84%
Risk-free interest rate	2.21% - 2.43%	2.52% - 2.68%
Expected life of options	4.95 - 5.09 years	5.17 - 6.25 years
The Company historically used the "simplified" method to estimate the expected life of an option as determined under Staff Accounting Bulletin No. 110 due to limited option exercise history as a public company. Commencing February 1, 2019, the Company began estimating the expected life of an option using its own historical option exercise and termination data. Expected volatility is determined using weighted average volatility of the Company's historical common stock price in addition to published volatilities of publicly traded peer companies. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2019	2,444	$0.10 - 82.39	$27.37	6.74	$85,971
Granted	108	$63.64 - 73.61	$73.27
Exercised	(178)	$0.10 - 44.53	$24.49
Forfeited	(18)	$24.36 - 44.53	$30.92
Outstanding as of April 30, 2019	2,356	$0.10 - 82.39	$29.66	6.62	$90,701
Vested and expected to vest as of April 30, 2019	2,356		$29.66	6.62	$90,701
Exercisable as of April 30, 2019	1,503		$21.82	5.91	$69,042
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
As of April 30, 2019, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.9 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $12.4 million.
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
Performance restricted stock units and awards. In March 2017, the Company awarded 146,964 performance-based RSUs ("PRSUs"). Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2020. The Company records stock-based compensation related to PRSUs when it is

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)
considered probable that the performance conditions will be met. Issuance of the underlying shares occurs at vesting. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 150% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). Vesting of the PRSAs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2021. The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occured at the grant date. The Company believes it is probable that the PRSAs will vest at least in part. The vesting of the PRSAs will ultimately range from 0% to 200% based on the level of achievement of the performance goals. The PRSAs were issued at the 200% level of achievement. As the underlying shares were issued at grant date, they are subject to clawback based on actual Company performance.
In March 2019, the Company awarded 129,963 PRSUs. Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2022. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurs at vesting. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2019	648	$55.20	256	$61.93
Granted	421	73.02	—	—
Vested	(94)	52.35	(11)	62.75
Forfeited	(19)	54.48	(10)	61.72
Outstanding as of April 30, 2019	956	$63.33	235	$61.91
For the three months ended April 30, 2019, the aggregate intrinsic value of RSUs and RSAs vested was $6.9 million and $0.8 million, respectively. For the three months ended April 30, 2018, the aggregate intrinsic value of RSUs vested was $2.9 million.
Total unrecorded stock-based compensation expense as of April 30, 2019 associated with RSUs and PRSUs was $52.0 million, which is expected to be recognized over a weighted-average period of 2.8 years. Total unrecorded stock-based compensation expense as of April 30, 2019 associated with RSAs and PRSAs was $6.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair Value (continued)
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of marketable equity securities.
The following table summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	April 30, 2019
(in thousands)	Level 1	Level 2	Level 3
Other investments:
Marketable equity securities	$77,356	$—	$—
The Company did not have any assets measured at fair value on a recurring basis as of January 31, 2019. The Company has classified cash and cash equivalents and marketable equity securities as Level 1 in the fair value hierarchy.
Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment and acquisition strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2019, as updated by this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
From February 1, 2019 to April 4, 2019, we acquired approximately 1.6 million common shares of WageWorks, Inc. ("WageWorks") in open market purchases. On April 11, 2019, we made a proposal to acquire all of the outstanding shares of WageWorks for $50.50 per share in cash, or approximately $2 billion. As further described below, during the three months ended April 30, 2019, we recognized an unrealized gain of $23.5 million (pre-tax) in connection with the WageWorks investment.
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
HSA Members
The following table sets forth our HSA Members as of and for the periods indicated:

(in millions, except percentages)	April 30, 2019	April 30, 2018	% Change	January 31, 2019
HSA Members	4,054	3,476	17%	3,994
Average HSA Members - Year-to-date	4,026	3,444	17%	3,608
Average HSA Members - Quarter-to-date	4,026	3,444	17%	3,813
New HSA Members - Year-to-date	89	98	(9)%	679
New HSA Members - Quarter-to-date	89	98	(9)%	341
Active HSA Members	3,245	2,882	13%	3,241
HSA Members with investments	177	134	32%	163
The number of our HSA Members is a key metric because our revenue is driven by the amount we earn from our HSA Member's accounts, balances and spend. The number of our HSA Members increased by approximately 578,000, or 17%, from April 30, 2018 to April 30, 2019, primarily driven by further penetration into existing Network Partners and the addition of new Network Partners.
HSAs are individually owned portable healthcare accounts. As HSA Members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA Members deplete their custodial balance, we may consider them no longer an Active HSA Member. We define an Active HSA Member as an HSA Member that (i) is associated with a Health Plan and Administrator Partner or an Employer Partner, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. Active HSA Members increased 13% from 2.9 million as of April 30, 2018 to 3.2 million as of April 30, 2019.
Custodial assets
The following table sets forth our HSA Member custodial assets as of and for the periods indicated:

(in millions, except percentages)	April 30, 2019	April 30, 2018	% Change	January 31, 2019
Custodial cash	$6,404	$5,511	16%	$6,428
Custodial investments	1,917	1,351	42%	1,670
Total custodial assets	$8,321	$6,862	21%	$8,098
Average daily custodial cash - Year-to-date	$6,407	$5,467	17%	$5,586
Average daily custodial cash - Quarter-to-date	$6,407	$5,467	17%	$5,837
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
Our total custodial assets increased by $1.5 billion, or 21%, from April 30, 2018 to April 30, 2019, primarily driven by additional custodial assets from our existing HSA Members and new custodial assets from our new HSA Members. Importantly, our custodial investment assets increased by $566 million, or 42%, from April 30, 2018 to April 30, 2019, reflecting our strategy to help our HSA Members build wealth and invest for retirement.

Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, stock-based compensation expense, unrealized gains and losses on marketable equity securities, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2019	2018
Net income	$41,822	$22,577
Interest income	(1,343)	(258)
Interest expense	63	67
Income tax provision (benefit)	9,456	(2,038)
Depreciation and amortization	3,282	3,050
Amortization of acquired intangible assets	1,491	1,470
Stock-based compensation expense	6,028	4,239
Unrealized gain on marketable equity securities	(23,511)	—
Other (1)	1,635	520
Adjusted EBITDA	$38,923	$29,627

(1)
For the three months ended April 30, 2019 and 2018, Other consisted of non-income-based taxes of $13 and $104, other (income)/costs of $(6) and $88, acquisition-related costs of $1,184 and $1, and amortization of incremental costs to obtain a contract of $444 and $327, respectively.

The following table further sets forth our Adjusted EBITDA:

	Three months ended April 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Adjusted EBITDA	$38,923	$29,627	$9,296	31%
As a percentage of revenue	45%	42%
Our Adjusted EBITDA increased by $9.3 million, or 31%, from $29.6 million for the three months ended April 30, 2018 to $38.9 million for the three months ended April 30, 2019. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a $7.1 million, or 35%, increase in income from operations.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Revenue
We generate revenue from three primary sources: service revenue, custodial revenue, and interchange revenue.
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
Custodial revenue.    We earn custodial revenue, an increasing component of our overall revenue, from our HSA Member custodial cash assets deposited with our federally-insured custodial depository partners and with our insurance company partner, Employer Partner custodial cash assets, and recordkeeping fees we earn in respect of mutual funds in which our members invest. As a non-bank custodian, we deposit our custodial cash with our various depository partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant depository partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our custodial cash that is based on the interest rates offered to us by these depository partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of invested assets, in respect of custodial investments.
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
Gross profit and gross margin
Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including interest rates, the amount we charge our partners and members, how many services we deliver per account, and payment processing costs per account. We expect our annual gross margin to increase somewhat over the near term as our custodial revenue increases as a percentage of total revenue, although our gross margin could fluctuate from period to period depending on the interplay of these factors.
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

Other income (expense), net
Other income (expense) primarily consists of unrealized holding gains and losses on mark-to-market investments, less interest expense associated with our credit agreement, non-income-based taxes and acquisition-related expenses, plus interest income earned on corporate cash.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of April 30, 2019, we recorded a net deferred tax liability in most jurisdictions except Utah and three other states for which a net deferred tax asset has been recorded. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of April 30, 2019 for most of our deferred tax assets. However, we recorded a valuation allowance of $0.1 million as of April 30, 2019 and January 31, 2019 with respect to unrealized capital losses for which we do not expect to generate taxable capital gains in order to utilize the capital losses in the future.
Comparison of the three months ended April 30, 2019 and 2018
Our net income increased 85% to $41.8 million during the three months ended April 30, 2019 from $22.6 million during the three months ended April 30, 2018, primarily due to a $17.9 million, net of tax, unrealized gain ($23.5 million pre-tax) this quarter in connection with our equity investment in WageWorks as well as a $7.1 million increase in income from operations, partially offset by a $11.5 million increase in our income tax provision.
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Service revenue	$26,808	$24,821	$1,987	8%
Custodial revenue	41,952	28,434	13,518	48%
Interchange revenue	18,292	16,649	1,643	10%
Total revenue	$87,052	$69,904	$17,148	25%
Service revenue
The $2.0 million, or 8%, increase in service revenue from the three months ended April 30, 2018 to the three months ended April 30, 2019 was primarily due to an increase in the number of our HSA Members, partially offset by lower service revenue per average HSA Members. The number of our HSA Members increased by approximately 578,000, or 17%, from April 30, 2018 to April 30, 2019. The growth in the number of our HSA Members was primarily due to growth from our new and existing Network Partners.
Service revenue as a percentage of our total revenue continues to decrease primarily due to the higher growth rate of custodial revenue.
Service revenue per average HSA Members decreased by approximately 8% from the three months ended April 30, 2018 to the three months ended April 30, 2019. Our service fee tiered pricing structure incentivizes our Network Partners to add HSA Members because we charge a lower rate for higher volumes of HSA Members. As Network Partners add more HSA Members, the account fee per average HSA Members will continue to decrease.
Custodial revenue
The $13.5 million, or 48%, increase in custodial revenue from the three months ended April 30, 2018 to the three months ended April 30, 2019 was primarily due to an increase in the yield on average custodial cash assets from 2.04% for the three months ended April 30, 2018 to 2.53% and an increase in average daily custodial cash assets of $940.3 million, or 17%.

Custodial revenue as a percentage of our total revenue continues to increase primarily due to new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder, and also due to average daily custodial cash asset growth.
Custodial revenue per average HSA Members increased by approximately 26% from the three months ended April 30, 2018 to the three months ended April 30, 2019 primarily due to the increase in the yield on and balances of average daily custodial cash assets.
Interchange revenue
The $1.6 million, or 10%, increase in interchange revenue from the three months ended April 30, 2018 to the three months ended April 30, 2019 was primarily due to an overall increase in the number of average HSA Members partially offset by lower card spend per average HSA Members.
Interchange revenue per average HSA Members decreased by approximately 6% from the three months ended April 30, 2018 to the three months ended April 30, 2019, primarily due to a decrease in card spend per average HSA Members.
Total revenue
Total revenue per average HSA Members increased by 7% from the three months ended April 30, 2018 to the three months ended April 30, 2019, due to the increase in custodial revenue per average HSA Members, partially offset by the decreases in service and interchange revenue per average HSA Members.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2019	2018	$ Change	% Change
Service costs	$20,649	$18,047	$2,602	14%
Custodial costs	4,123	3,439	684	20%
Interchange costs	4,527	4,062	465	11%
Total cost of revenue	$29,299	$25,548	$3,751	15%
Service costs
The $2.6 million, or 14%, increase in service costs from the three months ended April 30, 2018 to the three months ended April 30, 2019 was due to the higher volume of accounts being serviced. The $2.6 million increase is due to increases in activation and processing costs of $1.4 million, increases of $0.7 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, and increases in stock-based compensation expense of $0.5 million. Service costs per average HSA Members decreased by 2% from the three months ended April 30, 2018 to the three months ended April 30, 2019 due to lower incremental expenses associated with fraud prevention measures.
Custodial costs
The $0.7 million, or 20%, increase in custodial costs from the three months ended April 30, 2018 to the three months ended April 30, 2019 was due to an increase in average daily custodial cash assets, which increased from $5.5 billion for the three months ended April 30, 2018 to $6.4 billion for the three months ended April 30, 2019. Custodial costs on average custodial cash assets decreased slightly from 0.24% for the three months ended April 30, 2018 to 0.23% for the three months ended April 30, 2019.
Interchange costs
The $0.5 million, or 11%, increase in interchange costs for the three months ended April 30, 2018 compared to the three months ended April 30, 2019 was due to an overall increase in average HSA Members, partially offset by decreased card spend per average HSA Members.
Cost of revenue
As we continue to add HSA Members, we expect that our cost of revenue will increase in dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our Member Education Center, Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended April 30,
	2019	2018	$ Change	% Change
Sales and marketing	$8,970	$6,860	$2,110	31%
Technology and development	10,905	7,979	2,926	37%
General and administrative	8,709	7,507	1,202	16%
Amortization of acquired intangible assets	1,491	1,470	21	1%
Total operating expenses	$30,075	$23,816	$6,259	26%
Sales and marketing
The $2.1 million, or 31%, increase in sales and marketing expense from the three months ended April 30, 2018 to the three months ended April 30, 2019 was due to increased staffing of $1.5 million, higher stock-based compensation expense of $0.3 million, and increases in other expenses of $0.3 million.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. On an annual basis, we expect our sales and marketing expenses to increase slightly as a percentage of our total revenue over the near term pursuant to our growth initiatives. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development
The $2.9 million, or 37%, increase in technology and development expense from the three months ended April 30, 2018 to the three months ended April 30, 2019 was due to increased personnel-related expense of $1.7 million, increases in professional fees of $1.6 million, increases in amortization, depreciation and stock-based compensation of $0.9 million, and other increases of $0.4 million, which were partially offset by decreases in capitalized development of $1.7 million.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary system. On an annual basis, we expect our technology and development expenses to increase as a percentage of our total revenue pursuant to our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative
The $1.2 million, or 16%, increase in general and administrative expense from the three months ended April 30, 2018 to the three months ended April 30, 2019 was due to increased personnel-related expense of $0.6 million, increases in stock-based compensation of $0.5 million, and increases in other expenses of $0.1 million.
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
Other income (expense), net
The change in other income (expense), net, from the three months ended April 30, 2018 to the three months ended April 30, 2019 was primarily due to an unrealized gain of $23.5 million in connection with our equity investment in WageWorks, as well as interest income, net, on corporate cash of $1.3 million, partially offset by acquisition-related costs of $1.2 million.
Income tax provision (benefit)
Income tax provision for the three months ended April 30, 2019 was $9.5 million as compared to an income tax benefit of $2.0 million for the three months ended April 30, 2018. The increase in the tax provision for the three months ended April 30, 2019 compared to the three months ended April 30, 2018 of $11.5 million was primarily due to the unrealized gain of $23.5 million in connection with our equity investment in WageWorks coupled with a decrease in excess tax benefits from stock-based compensation.

Our effective income tax rate for the three months ended April 30, 2019 was a provision of 18.4%, compared to a benefit of 9.9% for the three months ended April 30, 2018. The change to an income tax provision from an income tax benefit for the three months ended April 30, 2019 compared to the three months ended April 30, 2018 is primarily due to a decrease in excess tax benefits related to stock-based compensation recognized in the provision for income taxes relative to pre-tax book income.
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
Liquidity and capital resources
Cash and cash equivalents overview
As of April 30, 2019, our principal source of liquidity was our current cash and cash equivalents balances, collections from our service, custodial and interchange revenue activities, and availability under our credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of April 30, 2019 and January 31, 2019, cash and cash equivalents were $329.3 million and $361.5 million, respectively.
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
We have a secured credit facility of $100.0 million. The credit facility has a term of five years and expires on September 30, 2020. The credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the facility as of April 30, 2019. We were in compliance with all covenants as of April 30, 2019.
Use of cash
From February 1, 2019 to April 4, 2019, we acquired approximately 1.6 million common shares of WageWorks for $53.8 million in open market purchases ahead of our April 11, 2019 proposal to acquire all of WageWorks' outstanding shares for $50.50 per share in cash, or approximately $2 billion.
Capital expenditures for the three months ended April 30, 2019 and 2018 were $6.6 million and $3.2 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2020 as we continue to devote capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to raise additional funds through public or private equity or debt financing. In the event that additional financing is required, we may not be able to raise it on favorable terms, if at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$25,336	$22,704
Net cash used in investing activities	(61,730)	(3,398)
Net cash provided by financing activities	4,229	10,167
Increase (decrease) in cash and cash equivalents	(32,165)	29,473
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$329,310	$228,945
Cash flows provided by operating activities. Net cash provided by operating activities during the three months ended April 30, 2019 resulted primarily from our net income of $41.8 million, adjusted for the following non-cash items: depreciation and amortization of $4.8 million, stock-based compensation of $6.0 million, and changes in deferred taxes of $7.5 million, operating lease right-of-use assets of $0.6 million, and accrued liabilities and other current liabilities of $1.8 million. These items were offset by unrealized gains on marketable equity securities of $23.5 million, a decrease in accrued compensation of $8.5 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $1.4 million, an increase in other assets of $1.7 million, and a decrease in other long-term liabilities, operating lease liabilities, and accounts payable of $2.1 million.
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
Cash flows used in investing activities. Net cash used in investing activities for the three months ended April 30, 2019 was primarily the result of purchases of marketable equity securities of $53.8 million. We also continued development of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the three months ended April 30, 2019 were $5.5 million, compared to purchases of software and capitalized software development costs of $2.1 million for the three months ended April 30, 2018. In addition, during the three months ended April 30, 2019, purchases of intangible member assets resulted in cash outflows of $1.3 million.
Cash flows provided by financing activities. Cash flow provided by financing activities during the three months ended April 30, 2019 resulted primarily from the proceeds associated with the exercise of stock options of $4.2 million compared to $10.2 million for the three months ended April 30, 2018.
Contractual obligations
There were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019.
Off-balance sheet arrangements
During the three months ended April 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and significant management estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2019. Other than the adoption of ASU 2016-02 and related subsequent amendments, Leases, and updates to our Investment policies described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2019, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2019.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2019, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of April 30, 2019 were $329.3 million, of which $1 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of April 30, 2019 was $27.0 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial assets. As of April 30, 2019, we had custodial cash assets of approximately $6.4 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use.

As of April 30, 2019, we had unrestricted cash and cash equivalents of $329.3 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Equity investment risk
Marketable equity securities. Our marketable equity securities are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. As of April 30, 2019, we had marketable equity securities of $77.4 million, comprised of investments in WageWorks, Inc. common stock. We are required to record all adjustments to the carrying value of our marketable equity securities through our condensed consolidated statements of operations and comprehensive income. As such, we anticipate volatility to our net income in future periods due to changes in fair value related to our investments in marketable equity securities.
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
Item 1A. Risk factors
The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2019 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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
The remainder of the funds received have been invested in registered money market accounts and marketable equity securities.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	First Amendment to Credit Agreement, dated March 8, 2019
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document
101.SCH	XBRL Taxonomy schema linkbase document
101.CAL	XBRL Taxonomy calculation linkbase document
101.DEF	XBRL Taxonomy definition linkbase document
101.LAB	XBRL Taxonomy labels linkbase document
101.PRE	XBRL Taxonomy presentation linkbase document

+	Filed herewith.
*	Furnished herewith.
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

HEALTHEQUITY, INC.
Date: June 6, 2019	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer