Form 10-Q
period 2019-07-31
HEALTHEQUITY, INC.
filed 2019-09-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-36568

HEALTHEQUITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	7389	52-2383166
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
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

As of August 30, 2019, there were 70,621,252 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2019	January 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$815,160	$361,475
Accounts receivable, net of allowance for doubtful accounts as of July 31, 2019 and January 31, 2019 of $105 and $125, respectively	27,357	25,668
Other current assets	10,999	7,534
Total current assets	853,516	394,677
Investments	81,839	709
Property and equipment, net	9,873	8,223
Operating lease right-of-use assets	36,716	—
Intangible assets, net	88,768	79,666
Goodwill	4,651	4,651
Deferred tax asset	666	1,677
Other assets	22,311	20,413
Total assets	$1,098,340	$510,016
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,740	$3,520
Accrued compensation	11,055	16,981
Accrued liabilities	19,392	8,552
Operating lease liabilities	3,954	—
Total current liabilities	37,141	29,053
Operating lease liabilities, non-current	35,660	—
Deferred tax liability	7,773	916
Other long-term liabilities	735	2,968
Total liabilities	81,309	32,937
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 70,603 and 62,446 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	7	6
Additional paid-in capital	783,986	305,223
Accumulated earnings	233,038	171,850
Total stockholders’ equity	1,017,031	477,079
Total liabilities and stockholders’ equity	$1,098,340	$510,016
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Revenue:
Service revenue	$26,282	$24,935	$53,090	$49,756
Custodial revenue	43,614	30,715	85,566	59,149
Interchange revenue	16,727	15,417	35,019	32,066
Total revenue	86,623	71,067	173,675	140,971
Cost of revenue:
Service costs	19,745	17,199	40,394	35,246
Custodial costs	4,209	3,502	8,332	6,941
Interchange costs	4,229	3,791	8,756	7,853
Total cost of revenue	28,183	24,492	57,482	50,040
Gross profit	58,440	46,575	116,193	90,931
Operating expenses:
Sales and marketing	8,391	7,243	17,361	14,103
Technology and development	11,645	8,398	22,550	16,377
General and administrative	9,262	7,893	17,971	15,400
Amortization of acquired intangible assets	1,494	1,478	2,985	2,948
Merger integration	2,784	—	2,784	—
Total operating expenses	33,576	25,012	63,651	48,828
Income from operations	24,864	21,563	52,542	42,103
Other income (expense), net	(1,128)	(75)	22,472	(76)
Income before income taxes	23,736	21,488	75,014	42,027
Income tax provision (benefit)	4,370	(1,029)	13,826	(3,067)
Net income and comprehensive income	$19,366	$22,517	$61,188	$45,094
Net income per share:
Basic	$0.30	$0.36	$0.97	$0.73
Diluted	$0.30	$0.36	$0.94	$0.72
Weighted-average number of shares used in computing net income per share:
Basic	64,220	61,880	63,289	61,531
Diluted	65,583	63,397	64,785	63,060
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

(in thousands)	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$529,299	$396,974	$477,079	$346,274

Common stock:
Beginning balance	6	6	6	6
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Issuance of common stock	1	—	1	—
Ending balance	7	6	7	6
Additional paid-in capital:
Beginning balance	315,621	276,440	305,223	261,237
Issuance of common stock upon exercise of stock options, and for restricted stock	2,281	7,640	6,651	18,604
Other issuance of common stock	458,494	—	458,494	—
Stock-based compensation	7,590	5,488	13,618	9,727
Ending balance	783,986	289,568	783,986	289,568
Accumulated comprehensive loss:
Beginning balance	—	—	—	(269)
Cumulative effect from adoption of ASU 2016-01	—	—	—	269
Ending balance	—	—	—	—
Accumulated earnings:
Beginning balance	213,672	120,528	171,850	85,300
Net income	19,366	22,517	61,188	45,094
Cumulative effect from adoption of ASC 606	—	—	—	13,007
Cumulative effect from adoption of ASU 2016-01	—	—	—	(356)
Ending balance	$233,038	$143,045	$233,038	$143,045

Total stockholders' equity, ending balances	$1,017,031	$432,619	$1,017,031	$432,619
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$61,188	$45,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,722	8,916
Unrealized (gains) losses on marketable equity securities and other	(27,180)	86
Deferred taxes	7,868	2,351
Stock-based compensation	13,618	9,727
Changes in operating assets and liabilities:
Accounts receivable	(1,689)	(3,304)
Other assets	(5,036)	(6,921)
Operating lease right-of-use assets	1,286	—
Accounts payable	(1,083)	(837)
Accrued compensation	(5,926)	(2,826)
Accrued liabilities and other current liabilities	4,942	56
Operating lease liabilities, non-current	(1,210)	—
Other long-term liabilities	331	298
Net cash provided by operating activities	56,831	52,640
Cash flows from investing activities:
Purchases of intangible member assets	(1,736)	(1,014)
Purchases of marketable equity securities and other	(53,845)	(368)
Purchases of property and equipment	(3,492)	(2,690)
Purchases of software and capitalized software development costs	(9,518)	(4,701)
Net cash used in investing activities	(68,591)	(8,773)
Cash flows from financing activities:
Proceeds from follow-on equity offering, net of payments for offering costs	458,881	—
Proceeds from exercise of common stock options	6,564	18,469
Net cash provided by financing activities	465,445	18,469
Increase in cash and cash equivalents	453,685	62,336
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$815,160	$261,808
Supplemental cash flow data:
Interest expense paid in cash	$101	$101
Income taxes paid in cash, net of refunds received	9,119	554
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	$3	$14
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	487	175
Purchases of intangible member assets accrued during the period	6,500	181
Exercise of common stock options receivable	87	135
Follow-on equity offering costs accrued during the period	386	—
Debt issuance costs accrued during the period	345	—
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies
Business
HealthEquity, Inc. was incorporated in the state of Delaware on September 18, 2002. The Company offers a full range of innovative solutions for managing health care accounts (Health Savings Accounts ("HSAs"), Health Reimbursement Arrangements, and Flexible Spending Accounts) for health plans, insurance companies, and third-party administrators.
Merger with WageWorks, Inc.
On June 26, 2019, HealthEquity, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WageWorks, Inc., a Delaware corporation (“WageWorks”), and a wholly owned subsidiary of HealthEquity, Inc. (“Merger Sub”), pursuant to which, on the terms and subject to the conditions therein, Merger Sub would merge with and into WageWorks (the “Merger”), with WageWorks surviving the Merger and becoming a wholly owned subsidiary of HealthEquity, Inc. On August 30, 2019, the Merger closed and HealthEquity, Inc. paid approximately $2.0 billion in cash to WageWorks stockholders.
The Merger is expected to give HealthEquity, Inc. access to more of the HSA market by expanding its direct distribution to employers and benefits advisors as a single source provider of HSAs and consumer-directed benefits ("CDBs"), including flexible spending accounts, health reimbursement arrangements, COBRA administration and commuter accounts.
Principles of consolidation
The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC, and HealthEquity Retirement Services, LLC (collectively referred to as the "Company").
As of July 31, 2019, the Company held a 4% ownership interest in WageWorks. The Company measured the investment at fair value, and all unrealized gains on the investment were recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. The investment was valued at $81.1 million as of July 31, 2019 and is included in investments on the accompanying condensed consolidated balance sheet.
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry; this partnership interest is accounted for using the equity method of accounting. The investment was approximately $0.2 million as of July 31, 2019 and is included in investments on the accompanying condensed consolidated balance sheet.
The Company has a 1% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable equity investments to account for the investment. The investment was valued at $0.5 million as of July 31, 2019 and is included in investments on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2019 and for the three and six months ended July 31, 2019 and 2018 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

on Form 10-K for the year ended January 31, 2019. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
For the three and six months ended July 31, 2019, the Company added a new expense line item (Merger integration) on the condensed consolidated statements of operations and comprehensive income, which includes professional fees and all other internal and external costs directly related to the integration activities as a result of the Merger.
Follow-on equity offering
On July 12, 2019, the Company closed a follow-on public offering of 7,762,500 shares of common stock at a public offering price of $61.00 per share, less the underwriters' discount. The Company received net proceeds of approximately $458.5 million after deducting underwriting discounts and commissions of approximately $14.1 million and other offering expenses payable by the Company of approximately $0.9 million.
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
The Company has entered into various operating leases consisting of office space and data storage facilities with remaining lease terms of approximately 3 to 11 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. Leases with an expected term of 12 months or less at commencement are not accounted for on the balance sheet. All operating lease expense is recognized on a straight-line basis over the expected lease term. Certain leases also include obligations to pay for non-lease services, such as utilities and common area maintenance. The services are accounted for separately from lease components, and the Company allocates payments to the lease and other services components based on estimated stand-alone prices.
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
Investments. Marketable equity securities are strategic equity investments with readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for at fair value and are classified as investments on the condensed consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
Non-marketable equity securities are strategic equity investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative and are classified as investments on the condensed consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive income.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

Equity method investments are equity securities in investees the Company does not control but over which the Company has the ability to exercise significant influence. Equity-method investments are included in investments on the condensed consolidated balance sheets. The Company's share of the earnings or losses as reported by equity-method investees, amortization of basis differences, and related gains or losses, if any, are recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive income.
The Company assesses whether an other-than-temporary impairment loss on equity method investments and an impairment loss on non-marketable equity securities has occurred due to declines in fair value or other market conditions. If any impairment is considered other than temporary for equity method investments or impairment is identified for non-marketable equity securities, the Company will write down the investment to its fair value and record the corresponding charge through other income (expense), net in the condensed consolidated statements of operations and comprehensive income. See Note 3—Supplemental financial statement information for additional information.
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
The Company adopted ASC 842 on February 1, 2019 using the modified retrospective transition method with the adoption date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The adoption of ASC 842 on February 1, 2019 resulted in the recognition on the Company's condensed consolidated balance sheet of both operating lease liabilities of $40.6 million and ROU assets of $38.0 million, which equals the lease liabilities net of accrued rent previously recorded on its consolidated balance sheet under previous guidance. The adoption of ASC 842 did not have an impact on the Company's condensed consolidated statement of operations, stockholders’ equity and cash flows for the three and six-month period ended July 31, 2019.
Recent issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to early adopt this ASU. As a result of the Merger, the Company is currently evaluating the potential effect of this ASU on the consolidated financial statements.
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
In August 2018, FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. As a result of the Merger, the Company is currently evaluating the potential effect of this ASU on the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies (continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU allows the capitalization of implementation costs incurred in a hosting arrangement. This ASU is effective for fiscal years beginning after December 15, 2019. As a result of the Merger, the Company is currently evaluating the potential effect of this ASU on the consolidated financial statements.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share data)	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net income	$19,366	$22,517	$61,188	$45,094
Denominator (basic):
Weighted-average common shares outstanding	64,220	61,880	63,289	61,531
Denominator (diluted):
Weighted-average common shares outstanding	64,220	61,880	63,289	61,531
Weighted-average dilutive effect of stock options and restricted stock units	1,363	1,517	1,496	1,529
Diluted weighted-average common shares outstanding	65,583	63,397	64,785	63,060
Net income per share:
Basic	$0.30	$0.36	$0.97	$0.73
Diluted	$0.30	$0.36	$0.94	$0.72

For the three months ended July 31, 2019 and 2018, approximately 0.3 million and 0.1 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2019 and 2018, approximately 0.3 million and 0.1 million shares, respectively, attributable to stock options, restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consist of the following:
Property and equipment
Property and equipment consisted of the following as of July 31, 2019 and January 31, 2019:

(in thousands)	July 31, 2019	January 31, 2019
Leasehold improvements	$4,288	$3,583
Furniture and fixtures	5,201	4,476
Computer equipment	11,279	9,242
Property and equipment, gross	20,768	17,301
Accumulated depreciation	(10,895)	(9,078)
Property and equipment, net	$9,873	$8,223

Depreciation expense for the three months ended July 31, 2019 and 2018 was $1.0 million and $0.8 million, respectively, and $1.8 million and $1.7 million for the six months ended July 31, 2019 and 2018, respectively.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Supplemental financial statement information (continued)

Investments
Investments consisted of the following equity investments as of July 31, 2019 and January 31, 2019:

(in thousands)	July 31, 2019	January 31, 2019
Marketable equity securities, at fair value	$81,130	$—
Non-marketable equity securities	500	500
Equity method investments	209	209
Total equity investments	$81,839	$709

Unrealized gain recognized during the six months ended July 31, 2019 for equity investments held as of July 31, 2019 was $27.3 million, which was attributable to an increase in fair value of WageWorks common stock. In connection with the closing of the Merger on August 30, 2019, the Company's investment in WageWorks common stock was canceled.
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Interest income, net	$1,817	$234	$3,097	$425
Unrealized gain on marketable equity securities	3,774	—	27,285	—
Acquisition costs	(6,596)	(224)	(7,780)	(225)
Other	(123)	(85)	(130)	(276)
Total other income (expense), net	$(1,128)	$(75)	$22,472	$(76)

Note 4. Leases
The Company has entered into various non-cancelable operating lease agreements for office space and data storage facilities with remaining lease terms of approximately 3 to 11 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The components of operating lease costs, lease term and discount rate are as follows:

	Three months ended	Six months ended
(in thousands, except for term and percentages)	July 31, 2019	July 31, 2019
Operating lease expense	$1,086	$2,160

Weighted average remaining lease term		11.24 years
Weighted average discount rate		4.37%

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Leases (continued)

Maturities of operating lease liabilities as of July 31, 2019 were as follows:

Fiscal year ending January 31, (in thousands)	Operating leases
Remaining 2020	$2,013
2021	4,105
2022	4,205
2023	4,233
2024	4,288
Thereafter	31,930
Total lease payments	50,774
Less imputed interest	(11,160)
Present value of lease liabilities	$39,614

Current	$3,954
Non-current	35,660
Total lease liabilities	$39,614

As of July 31, 2019, the Company had an additional operating lease for office space that has not yet commenced with undiscounted lease payments of $17.1 million. This operating lease will commence in fiscal year 2021 with a lease term of approximately 11 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended	Six months ended
(in thousands)	July 31, 2019	July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$852	$1,829
ROU assets obtained in exchange for new operating lease obligations	$—	$199

Note 5. Intangible assets and goodwill
Intangible assets
During the three months ended July 31, 2019, the Company acquired the right to act as custodian of a portfolio of HSA Members for $6.5 million, which is expected to be paid in October 2019 upon conversion of the accounts to the Company's proprietary platform. The cost was recorded in accrued liabilities on the condensed consolidated balance sheet and allocated to acquired intangible member assets as of July 31, 2019. The Company has determined the acquired intangible member assets to have a useful life of 15 years. The assets will be amortized using the straight-line amortization method, which has been determined appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
During the three months ended July 31, 2019 and 2018, the Company capitalized software development costs of $4.0 million and $2.1 million, respectively, and $7.7 million and $4.2 million for the six months ended July 31, 2019 and 2018, respectively, related to significant enhancements and upgrades to its proprietary system.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Intangible assets and goodwill (continued)

The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2019 and January 31, 2019:

(in thousands)	July 31, 2019	January 31, 2019
Amortized intangible assets:
Capitalized software development costs	$48,410	$40,583
Software	6,430	4,252
Other intangible assets	2,882	2,882
Acquired intangible member assets	92,084	85,110
Intangible assets, gross	149,806	132,827
Accumulated amortization	(61,038)	(53,161)
Intangible assets, net	$88,768	$79,666

During the three months ended July 31, 2019 and 2018, the Company expensed a total of $3.8 million and $3.4 million, respectively, and $7.7 million and $6.6 million for the six months ended July 31, 2019 and 2018, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended July 31, 2019 and 2018 was $4.0 million and $3.5 million, respectively, and $7.9 million and $7.2 million for the six months ended July 31, 2019 and 2018, respectively.
Goodwill
There were no changes to the goodwill carrying value during the three and six months ended July 31, 2019 and 2018.
Note 6. Commitments and contingencies
The Company’s principal commitments consist of operating lease obligations for office space and data storage facilities, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable operating leases. These commitments as of January 31, 2019 are disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended January 31, 2019, and except for the entry into the Merger Agreement with WageWorks, providing for the acquisition of WageWorks for approximately $2.0 billion in cash, did not change materially during the three and six months ended July 31, 2019.
Note 7. Indebtedness
On September 30, 2015, the Company entered into a credit facility (the "Prior Credit Agreement") that provided for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. No amounts were drawn under the Prior Credit Agreement as of July 31, 2019.
Borrowings under the Prior Credit Agreement bore interest equal to, at the Company's option, a) an adjusted LIBOR rate or b) a customary base rate, in each case with an applicable spread determined based on the Company's leverage ratio as of the most recent fiscal quarter. The applicable spread for borrowing under the Prior Credit Agreement ranged from 1.50% to 2.00% with respect to adjusted LIBOR rate borrowings and 0.50% to 1.00% with respect to customary base rate borrowings. The Company paid a commitment fee of 0.20% on the daily amount of the unused commitments under the Prior Credit Agreement in arrears at the end of each fiscal quarter.
The Company's material subsidiaries were required to guarantee the obligations of the Company under the Prior Credit Agreement. The obligations of the Company and the guarantors under the Prior Credit Agreement and the guarantees were secured by substantially all assets of the Company and the guarantors, subject to customary exclusions and exceptions.

Note 7. Indebtedness (continued)

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The Prior Credit Agreement required the Company to maintain a total leverage ratio of not more than 3.00 to 1.00 as of the end of each fiscal quarter and a minimum interest coverage ratio of at least 3.00 to 1.00 as of the end of each fiscal quarter. In addition, the Prior Credit Agreement included customary representations and warranties, affirmative and negative covenants, and events of default. The restrictive covenants included customary restrictions on the Company's ability to incur additional indebtedness; make investments, loans or advances; grant or incur liens on assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments. The Company was in compliance with these covenants as of July 31, 2019.
In connection with the closing of the Merger on August 30, 2019, the Company entered into a new $1.6 billion credit agreement (the "Credit Agreement"), which replaced the Prior Credit Agreement, consisting of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion, the net proceeds of which were used by the Company to finance the Merger and related transactions, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350 million. For a description of the terms of the Credit Agreement, refer to Note 11—Subsequent events of the Notes to condensed consolidated financial statements.
Note 8. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and six months ended July 31, 2019, the Company recorded income tax expense of $4.4 million and $13.8 million, respectively. This resulted in an effective income tax expense rate of 18.4% for each of the three and six months ended July 31, 2019, compared with an effective income tax benefit rate of 4.8% and 7.3% for the three and six months ended July 31, 2018, respectively. For the three and six months ended July 31, 2019 and 2018, the net impact of discrete tax items caused a 4.8 and 4.6 percentage point decrease and a 27.0 and 29.5 percentage point decrease, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes in the condensed consolidated statements of operations and comprehensive income. The increase in the effective income tax rate from the same period last year is primarily due to a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to pre-tax book income.
As of July 31, 2019 and January 31, 2019, the Company’s total gross unrecognized tax benefit was $2.0 million and $1.7 million, respectively. Certain unrecognized tax benefits have been netted against their related deferred tax assets. As of July 31, 2019, an unrecognized tax benefit of $0.4 million was recorded. As of January 31, 2019, no unrecognized tax benefit had been recorded. If recognized, $1.9 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2019.
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
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,010	$807	$1,869	$1,220
Sales and marketing	1,158	891	2,166	1,596
Technology and development	1,930	1,300	3,429	2,291
General and administrative	3,492	2,490	6,154	4,620
Total stock-based compensation expense	$7,590	$5,488	$13,618	$9,727

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Stock-based compensation (continued)

The following table shows stock-based compensation by award type:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Stock options	$1,727	$1,983	$3,510	$3,747
Performance stock options	—	172	—	325
Restricted stock units	3,694	2,045	6,619	3,587
Performance restricted stock units	1,393	536	2,044	1,050
Restricted stock awards	164	171	327	226
Performance restricted stock awards	612	581	1,118	792
Total stock-based compensation expense	$7,590	$5,488	$13,618	$9,727

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
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Expected dividend yield	*	*	—%	—%
Expected stock price volatility	*	*	35.98% - 36.53%	37.84%
Risk-free interest rate	*	*	2.21% - 2.43%	2.52% - 2.68%
Expected life of options	*	*	4.95 - 5.09 years	5.17 - 6.25 years

* No stock options were granted during the three months ended July 31, 2019 and 2018.

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
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2019	2,444	$0.10 - 82.39	$27.37	6.74	$85,971
Granted	108	$63.64 - 73.61	$73.27
Exercised	(283)	$0.10 - 44.53	$23.49
Forfeited	(31)	$24.36 - 44.53	$30.96
Outstanding as of July 31, 2019	2,238	$0.10 - 82.39	$30.03	6.45	$116,288
Vested and expected to vest as of July 31, 2019	2,238		$30.03	6.45	$116,288
Exercisable as of July 31, 2019	1,429		$22.14	5.75	$85,503

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
As of July 31, 2019, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.6 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $10.5 million.
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
A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2019	647	$55.18	256	$61.93
Granted	527	70.84	—	—
Released	(122)	54.49	(11)	62.75
Forfeited	(42)	55.77	(10)	61.72
Outstanding as of July 31, 2019	1,010	$63.41	235	$61.91

For the six months ended July 31, 2019, the aggregate intrinsic value of RSUs and RSAs released was $8.8 million and $0.8 million, respectively. For the six months ended July 31, 2018, the aggregate intrinsic value of RSUs released was $4.6 million.
Total unrecorded stock-based compensation expense as of July 31, 2019 associated with RSUs and PRSUs was $52.1 million, which is expected to be recognized over a weighted-average period of 2.7 years. Total unrecorded stock-based compensation expense as of July 31, 2019 associated with RSAs and PRSAs was $5.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Fair value (continued)
The following table summarizes the assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value:

	July 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Other investments:
Marketable equity securities	$81,130	$—	$—

The Company did not have any assets measured at fair value on a recurring basis as of January 31, 2019. The Company has classified cash and cash equivalents and marketable equity securities as Level 1 in the fair value hierarchy.
Note 11. Subsequent events
Merger with WageWorks
On August 30, 2019, the Company closed the Merger with WageWorks for $51.35 per share in cash, or approximately $2.0 billion in the aggregate. As a result of the Merger, the Company's investment in the common stock of WageWorks was canceled. In addition, the Company assumed and converted into Company equity awards approximately 0.5 million outstanding equity awards to WageWorks employees. The Company financed the cash transaction through a combination of $805.4 million cash on hand plus net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.0 million, under the term loan facility described below.
New Credit Agreement
In connection with the closing of the Merger on August 30, 2019, the Company entered into a new $1.6 billion Credit Agreement, which replaced the Prior Credit Agreement, consisting of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion, the net proceeds of which were used by the Company to finance the Merger and related transactions, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments.
Subject to the terms and conditions set forth in the Credit Agreement (including obtaining additional commitments from one or more new or existing lenders), the Company may in the future incur additional loans or commitments under the Credit Agreement in an aggregate principal amount of up to $300 million, plus an additional amount so long as the Company's pro forma secured net leverage ratio would not exceed 3.85 to 1.00 as of the date such loans or commitments are incurred.
Borrowings under the Credit Agreement will bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the term loan facility will amortize in equal quarterly installments in an aggregate annual amount equal to the following percentage of the original principal amount of the term loan facility: (i) 2.5% for the year commencing August 30, 2019; (ii) 5.0% for each of the years during the two-year period commencing August 30, 2020; (iii) 7.5% for the year commencing August 30, 2022; and (iv) 10.0% for the year commencing August 30, 2023.
The Credit Agreement contains customary affirmative and negative covenants, including covenants related to the following subjects: mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions, in each case, subject to customary exceptions and “baskets.”
In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.25 to 1.00, which steps down to (x) 5.00 to 1.00 beginning with the fiscal quarter ending July 31, 2020 and (y) 4.50 to

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 11. Subsequent events (continued)
1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition in excess of $100 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00.
The obligations of the Company under the Credit Agreement are required to be unconditionally guaranteed by WageWorks and each of the Company's subsequently acquired or organized domestic subsidiaries and are secured by security interests in substantially all assets of the Company and the guarantors, in each case, subject to certain customary exceptions.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning the anticipated benefits of the Merger with WageWorks, market opportunity, our future financial and operating results, investment and acquisition strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the year ended January 31, 2019, as updated by this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC, and the WageWorks Annual Report on Form 10-K for the year ended December 31, 2018 and its other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our ecosystem is the HSA, a financial account through which consumers spend and save long-term for healthcare on a tax-advantaged basis. As of July 31, 2019, we were the integrated HSA platform for 141 Health Plan and Administrator Partners and over 45,000 employer clients. Our Health Plan and Administrator Partners and Employer Partners constitute our Network Partners.
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

Merger with WageWorks
On June 26, 2019, we entered into a Merger Agreement with WageWorks, and Merger Sub, pursuant to which, on the terms and subject to the conditions therein, Merger Sub would merge with and into WageWorks (the “Merger”), with WageWorks surviving the Merger and becoming a wholly owned subsidiary of HealthEquity. On August 30, 2019, the Merger closed and we paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under our new term loan facility and approximately $805.4 million of cash on hand.
The Merger is expected to give us access to more of the fast-growing HSA market by expanding our direct distribution to employers and benefits advisors as a single source, premier provider of HSAs and complementary consumer-directed benefits ("CDBs"), including flexible spending accounts, health reimbursement arrangements, COBRA administration and commuter accounts. WageWorks' focus on member engagement and client service enables us to more fully meet the needs of employers, partners and a broader range of consumers along the continuum of health savings.
We expect that the Merger will significantly impact the number of our HSA Members, custodial and other HSA assets, Adjusted EBITDA, total revenue, total cost of revenue and operating expenses, and materially impact our other financial results.
Key factors affecting our performance
We believe that our performance and future success are driven by a number of factors, including our acquisition of WageWorks and those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in our Annual Report on Form 10-K, as updated by this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
Broad product offering
Our Employer Partners and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs, including flexible spending accounts, health reimbursement arrangements, COBRA administration and commuter accounts.  We believe that the combination of our HSA platform with WageWorks' complementary CDB offerings as a result of the Merger will strengthen and broaden our product offerings, enabling us to better meet the needs of our clients and prospective clients. As a market-leading, single-source provider, we believe we will be better positioned to attract new Employer Partners as well as sell additional complementary services to our existing clients.

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
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code and IRS regulations, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
Our acquisition strategy
We have a successful history of acquiring complementary assets and businesses that strengthen our platform, including our recent acquisition of WageWorks. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. We intend to continue to pursue acquisitions of complementary assets and businesses that we believe will strengthen our platform.
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
HSA Members
The following table sets forth our HSA Members as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2019	July 31, 2018	% Change	January 31, 2019
HSA Members	4,163	3,574	16%	3,994
Average HSA Members - Year-to-date	4,073	3,488	17%	3,608
Average HSA Members - Quarter-to-date	4,119	3,533	17%	3,813
New HSA Members - Year-to-date	215	219	(2)%	679
New HSA Members - Quarter-to-date	126	121	4%	341
Active HSA Members	3,300	2,933	13%	3,241
HSA Members with investments	187	143	31%	163
The number of our HSA Members is a key metric because our revenue is driven by the amount we earn from our HSA Member's accounts, balances and spend. The number of our HSA Members increased by approximately 589,000, or 16%, from July 31, 2018 to July 31, 2019, primarily driven by further penetration into existing Network Partners and the addition of new Network Partners.
HSAs are individually owned portable healthcare accounts. As HSA Members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA Members deplete their custodial balance, we may consider them no longer an Active HSA Member. We define an Active HSA Member as an HSA Member that (i) is associated with a Health Plan and Administrator Partner or an Employer Partner, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. Active HSA Members increased 13% from 2.9 million as of July 31, 2018 to 3.3 million as of July 31, 2019.
During the three months ended July 31, 2019, we acquired the rights to be custodian of a portfolio of HSA members for $6.5 million. None of these HSA Members had transitioned to our platform as of July 31, 2019, and accordingly are not included in our total HSA Members as of July 31, 2019. We expect the HSA Members to convert to our proprietary platform in October 2019.
Custodial assets
The following table sets forth our HSA Member custodial assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2019	July 31, 2018	% Change	January 31, 2019
Custodial cash	$6,460	$5,537	17%	$6,428
Custodial investments	2,056	1,494	38%	1,670
Total custodial assets	$8,516	$7,031	21%	$8,098
Average daily custodial cash - Year-to-date	$6,404	$5,478	17%	$5,586
Average daily custodial cash - Quarter-to-date	$6,402	$5,489	17%	$5,837
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
Our total custodial assets increased by $1.5 billion, or 21%, from July 31, 2018 to July 31, 2019, primarily driven by additional custodial assets from our existing HSA Members and new custodial assets from our new HSA Members.

Importantly, our custodial investment assets increased by $562 million, or 38%, from July 31, 2018 to July 31, 2019, reflecting our strategy to help our HSA Members build wealth and invest for retirement.
During the three months ended July 31, 2019, we acquired the rights to be custodian of a portfolio of HSA members for $6.5 million. None of the custodial assets had transitioned to our platform as of July 31, 2019, and accordingly are not included in our total custodial assets as of July 31, 2019. We expect the custodial assets to convert to our proprietary platform in October 2019.
Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, unrealized gains and losses on marketable equity securities, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2019	2018	2019	2018
Net income	$19,366	$22,517	$61,188	$45,094
Interest income	(1,884)	(303)	(3,227)	(561)
Interest expense	67	69	130	136
Income tax provision (benefit)	4,370	(1,029)	13,826	(3,067)
Depreciation and amortization	3,455	2,918	6,737	5,968
Amortization of acquired intangible assets	1,494	1,478	2,985	2,948
Stock-based compensation expense	7,590	5,488	13,618	9,727
Merger integration expenses	2,784	—	2,784	—
Acquisition costs	6,596	224	7,780	225
Unrealized gain on marketable equity securities	(3,774)	—	(27,285)	—
Other (1)	579	439	1,030	958
Adjusted EBITDA	$40,643	$31,801	$79,566	$61,428

(1)
For the three months ended July 31, 2019 and 2018, Other consisted of non-income-based taxes of $108 and $116, other (income)/costs of $15 and $(32), and amortization of incremental costs to obtain a contract of $456 and $355, respectively. For the six months ended July 31, 2019 and 2018, Other consisted of non-income-based taxes of $121 and $220, other costs of $9 and $56, and amortization of incremental costs to obtain a contract of $900 and $682, respectively.

The following table further sets forth our Adjusted EBITDA:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adjusted EBITDA	$40,643	$31,801	$8,842	28%	$79,566	$61,428	$18,138	30%
As a percentage of revenue	47%	45%			46%	44%
Our Adjusted EBITDA increased by $8.8 million, or 28%, from $31.8 million for the three months ended July 31, 2018 to $40.6 million for the three months ended July 31, 2019. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a 22% increase in total revenue.
Our Adjusted EBITDA increased by $18.1 million, or 30%, from $61.4 million for the six months ended July 31, 2018 to $79.6 million for the six months ended July 31, 2019. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a 23% increase in total revenue.
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
Custodial revenue.    We earn custodial revenue, an increasing component of our overall revenue, primarily from our HSA Member custodial cash assets deposited with our federally-insured custodial depository partners and with our insurance company partner, Employer Partner custodial cash assets, and recordkeeping fees we earn in respect of mutual funds in which our members invest. As a non-bank custodian, we deposit our custodial cash with our various depository partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant depository partner, and (iii) have minimum and maximum required deposit balances. We earn custodial revenue on our custodial cash that is based on the interest rates offered to us by these depository partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments.
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
Merger integration.    Merger integration expenses include personnel and related expenses, including severance, professional fees, and technology-related expenses directly related to the integration activities as a result of the Merger.
Other income (expense), net
Other income (expense) primarily consists of unrealized holding gains and losses on mark-to-market investments, less interest expense associated with our credit agreement, non-income-based taxes and acquisition costs, plus interest income earned on corporate cash.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of July 31, 2019, we recorded a net deferred tax liability in most jurisdictions except Utah and three other states for which a net deferred tax asset has been recorded. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income coupled with forecasted profitability, no valuation allowance was required as of July 31, 2019 for most of our deferred tax assets. However, we recorded a valuation allowance of $0.1 million as of July 31, 2019 and January 31, 2019 with respect to unrealized capital losses for which we do not expect to generate taxable capital gains in order to utilize the capital losses in the future.
Comparison of the three and six months ended July 31, 2019 and 2018
Our net income decreased 14% to $19.4 million during the three months ended July 31, 2019 from $22.5 million during the three months ended July 31, 2018, due to a $5.4 million increase in our income tax provision and an increase of $1.0 million in other expense, net, partially offset by a $3.3 million increase in income from operations.
Our net income increased 36% to $61.2 million during six months ended July 31, 2019 from $45.1 million during the six months ended July 31, 2018, primarily due to a $22.5 million increase in other income, net, which was primarily due to a $27.3 million unrealized gain on our equity investment in WageWorks, and a $10.4 million increase in income from operations, partially offset by a $16.9 million increase in our income tax provision.

The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Service revenue	$26,282	$24,935	$1,347	5%	$53,090	$49,756	$3,334	7%
Custodial revenue	43,614	30,715	12,899	42%	85,566	59,149	26,417	45%
Interchange revenue	16,727	15,417	1,310	8%	35,019	32,066	2,953	9%
Total revenue	$86,623	$71,067	$15,556	22%	$173,675	$140,971	$32,704	23%
Service revenue
The $1.3 million, or 5%, increase in service revenue from the three months ended July 31, 2018 to the three months ended July 31, 2019 was primarily due to an increase in the number of our HSA Members, partially offset by lower service revenue per average HSA Members. The $3.3 million, or 7%, increase in service revenue from the six months ended July 31, 2018 to the six months ended July 31, 2019 was primarily due to an increase in the number of our HSA Members, partially offset by lower service revenue per average HSA Members. The number of our HSA Members increased by approximately 589,000, or 16%, from July 31, 2018 to July 31, 2019. The growth in the number of our HSA Members was primarily due to growth from our existing and new Network Partners.
Service revenue as a percentage of our total revenue continued to decrease primarily due to the higher growth rate of custodial revenue.
Service revenue per average HSA Members decreased by approximately 10% and 9% from the three and six months ended July 31, 2018 to the three and six months ended July 31, 2019. Our service fee tiered pricing structure incentivizes our Network Partners to add HSA Members because we charge a lower rate for higher volumes of HSA Members. As Network Partners add more HSA Members, the account fee per average HSA Members will continue to decrease.
Custodial revenue
The $12.9 million, or 42%, increase in custodial revenue from the three months ended July 31, 2018 to the three months ended July 31, 2019 was primarily due to an increase in the yield on average custodial cash assets from 2.11% for the three months ended July 31, 2018 to 2.54% and an increase in average daily custodial cash assets of $0.9 billion, or 17%.
The $26.4 million, or 45%, increase in custodial revenue from the six months ended July 31, 2018 to the six months ended July 31, 2019 was primarily due to an increase in the yield on average custodial cash assets from 2.07% for the six months ended July 31, 2018 to 2.54% and an increase in average daily custodial cash assets of $0.9 billion, or 17%.
Custodial revenue as a percentage of our total revenue continued to increase primarily due to new custodial depository agreements with higher interest rates payable on average cash balances deposited thereunder, and also due to average daily custodial cash asset growth.
Custodial revenue per average HSA Members increased by approximately 22% and 24% from the three and six months ended July 31, 2018 to the three and six months ended July 31, 2019 primarily due to the increase in the yield on and balances of average daily custodial cash assets.
Interchange revenue
The $1.3 million, or 8%, increase in interchange revenue from the three months ended July 31, 2018 to the three months ended July 31, 2019 was primarily due to an overall increase in the number of average HSA Members partially offset by lower card spend per average HSA Members.
The $3.0 million, or 9%, increase in interchange revenue from the six months ended July 31, 2018 to the six months ended July 31, 2019 was primarily due to an overall increase in the number of average HSA Members partially offset by lower card spend per average HSA Members.
Interchange revenue per average HSA Members decreased by approximately 7% and 6% from the three and six months ended July 31, 2018 to the three and six months ended July 31, 2019, primarily due to a decrease in card spend per average HSA Members.

Total revenue
Total revenue per average HSA Members increased by 5% and 6% from the three and six months ended July 31, 2018 to the three and six months ended July 31, 2019, due to the increase in custodial revenue per average HSA Members, partially offset by the decreases in service and interchange revenue per average HSA Members.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Service costs	$19,745	$17,199	$2,546	15%	$40,394	$35,246	$5,148	15%
Custodial costs	4,209	3,502	707	20%	8,332	6,941	1,391	20%
Interchange costs	4,229	3,791	438	12%	8,756	7,853	903	11%
Total cost of revenue	$28,183	$24,492	$3,691	15%	$57,482	$50,040	$7,442	15%
Service costs
The $2.5 million, or 15%, increase in service costs from the three months ended July 31, 2018 to the three months ended July 31, 2019 was due to the higher volume of accounts being serviced. The $2.5 million increase is due to increases of $1.2 million due to hiring of additional personnel to implement and support our new Network Partners and HSA Members, increases in other expense of $0.8 million, and increases in activation and processing costs of $0.5 million. Service costs per average HSA Members decreased by 2% from the three months ended July 31, 2018 to the three months ended July 31, 2019 due to planned efficiency measures.
The $5.1 million, or 15%, increase in service costs from the six months ended July 31, 2018 to the six months ended July 31, 2019 was due to the higher volume of accounts being serviced. The $5.1 million increase is due to increases in activation and processing costs of $1.8 million, increases of $1.8 million related to the hiring of additional personnel to implement and support our new Network Partners and HSA Members, increases in other expense of $0.9 million, and increases in stock-based compensation expense of $0.6 million. Service costs per average HSA Members decreased by 2% from the six months ended July 31, 2018 to the six months ended July 31, 2019 due to planned efficiency measures.
Custodial costs
The $0.7 million, or 20%, increase in custodial costs from the three months ended July 31, 2018 to the three months ended July 31, 2019 was due to an increase in average daily custodial cash assets, which increased from $5.5 billion for the three months ended July 31, 2018 to $6.4 billion for the three months ended July 31, 2019. Custodial interest costs on average custodial cash assets decreased slightly from 0.24% for the three months ended July 31, 2018 to 0.23% for the three months ended July 31, 2019.
The $1.4 million, or 20%, increase in custodial costs from the six months ended July 31, 2018 to the six months ended July 31, 2019 was due to an increase in average daily custodial cash assets, which increased from $5.5 billion for the six months ended July 31, 2018 to $6.4 billion for the six months ended July 31, 2019. Custodial interest costs on average custodial cash assets decreased slightly from 0.24% for the six months ended July 31, 2018 to 0.23% for the six months ended July 31, 2019.
Interchange costs
The $0.4 million, or 12%, and $0.9 million, or 11%, increase in interchange costs for the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2019 was due to an overall increase in average HSA Members, partially offset by decreased card spend per average HSA Members.
Cost of revenue
As we continue to add HSA Members, we expect that our cost of revenue will increase in dollar amount to support our Network Partners and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our Member Education Center, Network Partner implementation and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended July 31,				Six months ended July 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$8,391	$7,243	$1,148	16%	$17,361	$14,103	$3,258	23%
Technology and development	11,645	8,398	3,247	39%	22,550	16,377	6,173	38%
General and administrative	9,262	7,893	1,369	17%	17,971	15,400	2,571	17%
Merger integration	2,784	—	2,784	n/a	2,784	—	2,784	n/a
Amortization of acquired intangible assets	1,494	1,478	16	1%	2,985	2,948	37	1%
Total operating expenses	$33,576	$25,012	$8,564	34%	$63,651	$48,828	$14,823	30%
Sales and marketing
The $1.1 million, or 16%, increase in sales and marketing expense from the three months ended July 31, 2018 to the three months ended July 31, 2019 was due to increased staffing of $0.8 million and higher stock-based compensation expense of $0.3 million.
The $3.3 million, or 23%, increase in sales and marketing expense from the six months ended July 31, 2018 to the six months ended July 31, 2019 was due to increased staffing of $2.3 million, higher stock-based compensation expense of $0.6 million, and increases in other expenses of $0.4 million.
Technology and development
The $3.2 million, or 39%, increase in technology and development expense from the three months ended July 31, 2018 to the three months ended July 31, 2019 was due to increased personnel-related expense of $2.0 million, increases in professional fees of $1.7 million, increased stock-based compensation of $0.6 million, increases in amortization and depreciation of $0.3 million, and other increases of $0.5 million, which were partially offset by increases in capitalized development of $1.9 million.
The $6.2 million, or 38%, increase in technology and development expense from the six months ended July 31, 2018 to the six months ended July 31, 2019 was due to increased personnel-related expense of $3.7 million, increases in professional fees of $3.4 million, increases in amortization, depreciation and stock-based compensation of $1.8 million, and other increases of $0.8 million, which were partially offset by increases in capitalized development of $3.5 million.
General and administrative
The $1.4 million, or 17%, increase in general and administrative expense from the three months ended July 31, 2018 to the three months ended July 31, 2019 was due to increased personnel-related expense of $0.2 million, increases in stock-based compensation of $1.0 million, and increases in other expenses of $0.2 million.
The $2.6 million, or 17%, increase in general and administrative expense from the six months ended July 31, 2018 to the six months ended July 31, 2019 was due to increased personnel-related expense of $1.0 million, increases in stock-based compensation of $1.5 million, and increases in other expenses of $0.1 million.
Merger integration
The $2.8 million in merger integration expense for the three and six months ended July 31, 2019 was due to integration activities directly related to the Merger. We expect merger integration expenses to continue for the next 24 to 36 months as we integrate WageWorks.
Other income (expense), net
The change in other income (expense), net, from the three months ended July 31, 2018 to the three months ended July 31, 2019 was primarily due to acquisition costs of $6.6 million, partially offset by an unrealized gain of $3.8 million in connection with our equity investment in WageWorks and interest income, net, on corporate cash of $1.8 million.
The change in other income (expense), net, from the six months ended July 31, 2018 to the six months ended July 31, 2019 was primarily due to an unrealized gain of $27.3 million in connection with our equity investment in WageWorks, as well as interest income, net, on corporate cash of $3.1 million, partially offset by acquisition costs of $7.8 million.

In connection with the closing of the Merger on August 30, 2019, our equity investment in WageWorks common stock was canceled.
Income tax provision (benefit)
Income tax provision for the three and six months ended July 31, 2019 was $4.4 million and $13.8 million as compared to an income tax benefit of $1.0 million and $3.1 million for the three and six months ended July 31, 2018. The increase in the tax provision for the three and six months ended July 31, 2019 compared to the three and six months ended July 31, 2018 was $5.4 million and $16.9 million, respectively. The change during the six months ended July 31, 2019 was primarily due to an unrealized gain of $27.3 million in connection with our equity investment in WageWorks coupled with a decrease in excess tax benefits from stock-based compensation.
Our effective income tax rate for the three and six months ended July 31, 2019 was a provision of 18.4%, compared to a benefit of 4.8% and 7.3% for the three and six months ended July 31, 2018. The change to an income tax provision from an income tax benefit for the three and six months ended July 31, 2019 compared to the three and six months ended July 31, 2018 is primarily due to a decrease in excess tax benefits related to stock-based compensation recognized in the provision for income taxes relative to pre-tax book income.
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
Liquidity and capital resources
Cash and cash equivalents overview
As of July 31, 2019, our principal source of liquidity was our current cash and cash equivalents balances, collections from our service, custodial and interchange revenue activities, and availability under our prior credit facility. In connection with the closing of the Merger on August 30, 2019, we entered into a new credit facility with Wells Fargo Bank, N.A., which includes a $350.0 million revolving credit facility which is now a source of liquidity for the Company. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of July 31, 2019 and January 31, 2019, cash and cash equivalents were $815.2 million and $361.5 million, respectively. Cash and cash equivalents as of July 31, 2019 included approximately $458.5 million of net proceeds we received from our follow-on offering in July 2019 from the sale of 7,762,500 shares of our common stock. We used approximately $805.4 million of our cash to help fund the Merger on August 30, 2019.
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
On July 12, 2019, the Company closed a follow-on public offering of 7,762,500 shares of common stock at a public offering price of $61.00 per share, less the underwriters' discount. The Company received net proceeds of approximately $458.5 million after deducting underwriting discounts and commissions of approximately $14.1 million and other offering expenses payable by the Company of approximately $0.9 million.
As of July 31, 2019, we were party to the Prior Credit Agreement with $100.0 million of available borrowings. There were no borrowings under the Prior Credit Agreement as of July 31, 2019. We were in compliance with all covenants as of July 31, 2019.

In connection with the closing of the Merger on August 30, 2019, the Company entered into a new $1.6 billion Credit Agreement, which replaced the Prior Credit Agreement, consisting of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion, the net proceeds of which were used by the Company to finance the Merger and related transactions, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 11—Subsequent events of the Notes to condensed consolidated financial statements.
Use of cash
From February 1, 2019 to April 4, 2019, we acquired approximately 1.6 million common shares of WageWorks for $53.8 million in open market purchases. On August 30, 2019, the Merger closed and we paid approximately $2.0 billion in cash to WageWorks stockholders, which was funded with net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.0 million, under the above term loan and $805.4 million of cash on hand.
Capital expenditures for the six months ended July 31, 2019 and 2018 were $13.0 million and $7.4 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2020 as we continue to devote capital expenditures to improve the architecture and functionality of our proprietary system. Costs to improve the architecture of our proprietary system include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$56,831	$52,640
Net cash used in investing activities	(68,591)	(8,773)
Net cash provided by financing activities	465,445	18,469
Increase in cash and cash equivalents	453,685	62,336
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$815,160	$261,808
Cash flows provided by operating activities. Net cash provided by operating activities during the six months ended July 31, 2019 resulted primarily from our net income of $61.2 million, adjusted for the following non-cash items: depreciation and amortization of $9.7 million, stock-based compensation of $13.6 million, and changes in deferred taxes of $7.9 million, operating lease right-of-use assets of $1.3 million, and accrued liabilities and other current and long-term liabilities of $5.3 million. These items were offset by unrealized gains on marketable equity securities and other of $27.2 million, a decrease in accrued compensation of $5.9 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $1.7 million, an increase in other assets of $5.0 million, and a decrease in operating lease liabilities and accounts payable of $2.3 million.
Net cash provided by operating activities during the six months ended July 31, 2018 resulted primarily from our net income of $45.1 million, adjusted for the following non-cash items: depreciation and amortization of $8.9 million, stock-based compensation of $9.7 million, and changes in deferred taxes of $2.4 million, and changes in inventories, accrued liabilities, other long-term liabilities, and unrealized losses on marketable securities and other totaling $0.5 million. These items were offset by an increase in other assets of $7.0 million, a decrease in accrued compensation of $2.8 million resulting from the payment of bonuses and commissions subsequent to year-end, an increase in accounts receivable of $3.3 million, and a decrease in accounts payable of $0.8 million.
Cash flows used in investing activities. Net cash used in investing activities for the six months ended July 31, 2019 was primarily the result of purchases of marketable equity securities of $53.8 million. We also continued

development of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the six months ended July 31, 2019 were $9.5 million, compared to purchases of software and capitalized software development costs of $4.7 million for the six months ended July 31, 2018. Our purchases of property and equipment increased from $2.7 million for the six months ended July 31, 2018 to $3.5 million for the six months ended July 31, 2019, primarily as a result of increases in tenant improvements. In addition, during the six months ended July 31, 2019, purchases of intangible member assets resulted in cash outflows of $1.7 million, compared to $1.0 million for the six months ended July 31, 2018.
Cash flows provided by financing activities. Cash flow provided by financing activities during the six months ended July 31, 2019 resulted primarily from our follow-on offering where we received net proceeds of $458.9 million from the sale of 7,762,500 shares of our common stock and the exercise of stock options of $6.6 million compared to $18.5 million for the six months ended July 31, 2018.
Contractual obligations
Except for the entry into the Merger Agreement with WageWorks, providing for the acquisition of WageWorks for approximately $2.0 billion in cash, there were no material changes during the three months ended July 31, 2019, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019.
Off-balance sheet arrangements
During the three months ended July 31, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2019. Other than the adoption of ASU 2016-02 and related subsequent amendments, Leases, and updates to our Investment policies described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2019, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2019. We do not expect any significant changes to our critical accounting policies as a result of the Merger with WageWorks.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended July 31, 2019, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of July 31, 2019 were $815.2 million, of which $1 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of July 31, 2019 was $27.4 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
Custodial assets. As of July 31, 2019, we had custodial cash assets of approximately $6.5 billion. We have entered into depository agreements with financial institutions for our cash custodial assets. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2019, we had unrestricted cash and cash equivalents of $815.2 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Equity investment risk
Marketable equity securities. Our marketable equity securities are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. As of July 31, 2019, we had marketable equity securities of $81.1 million, comprised of investments in WageWorks common stock. We are required to record all adjustments to the carrying value of our marketable equity securities through our condensed consolidated statements of operations and comprehensive income. In connection with the closing of the Merger on August 30, 2019, the Company's investment in WageWorks common stock was canceled.
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

Part II—Other Information
Item 1. Legal Proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of July 31, 2019, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows, financial position or brand. As a result of the Merger, we have inherited all legal proceedings of WageWorks, and we are continuing to evaluate these legal proceedings and the expected impact on the combined company. For a description of WageWorks' legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in WageWorks’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
Item 1A. Risk factors
The risks described in “Risk factors,” in our Annual Report on Form 10-K for the year ended January 31, 2019 could materially and adversely affect our business, financial condition and results of operations. Other than indicated below, there have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, due to the closing of the Merger, we are now subject to the risks described in WageWorks's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and its Quarterly Reports on Form 10-Q for the three months ended March 31, 2019 and June 30, 2019, as well as in Exhibit 99.5 to our Form 8-K filed July 8, 2019.
We may experience difficulties in integrating the operations of WageWorks into our business and in realizing the expected benefits of the Merger.
The success of the Merger will depend in part on our ability to realize the anticipated business opportunities from combining the operations of WageWorks with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company's ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Merger, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of WageWorks with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Merger, and our business, results of operations and financial condition could be materially and adversely affected.
The synergies attributable to the Merger may vary from expectations.
We may fail to realize our anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and operating results. The success of the Merger will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of WageWorks will complement our strategy by giving us access to more of the fast-growing HSA market by expanding our direct distribution to employers and benefits advisors as a single source, premier provider of HSAs and complementary CDBs, including flexible spending accounts, health reimbursement arrangements, COBRA administration and commuter accounts. However, achieving these goals requires growth of the revenue of the combined company and realization of the targeted cost synergies expected from the Merger. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.
WageWorks may have liabilities that are not known, probable or estimable at this time.
As a result of the Merger, WageWorks became our subsidiary and it will remain subject to all of its liabilities, including the class action and derivative lawsuits and SEC investigation described in the filings referenced in the first paragraph under Item 1A above, and in the WageWorks' Supplement to Proxy Statement filed August 21, 2019. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of WageWorks. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about WageWorks that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.
Without limitation to the generality of the foregoing, WageWorks is subject to various rules, regulations, laws and other legal requirements, enforced by governments or other public authorities. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of WageWorks's directors, officers, employees or agents could have a significant impact on WageWorks's business and reputation and could subject WageWorks to fines and penalties, criminal, civil and administrative legal sanctions and suspension from contracting (including with public bodies), resulting in reduced revenues and profits. Such misconduct could include the failure to comply with regulations prohibiting bribery, regulations on lobbying or similar activities, control over financial reporting, environmental laws and any other applicable laws or regulations.
The complexity of the integration and transition associated with the Merger, together with the resulting increased scale and national presence, may affect our internal control over financial reporting and ability to effectively and timely report financial results.
The additional scale of the combined company's operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report financial results on a timely basis. In addition, we will have to train new employees and third-party providers. The Merger may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Merger, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition and results of operations, and the market perception thereof, may be materially adversely affected.
The terms of our credit facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.
On August 30, 2019, we entered into a new $1.6 billion Credit Agreement, which consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350 million. The Credit Agreement is secured by a lien covering substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants, including covenants related to the following subjects: mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; certain affiliate transactions; and financial performance covenants. If we default under the Credit Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate the Credit Agreement on terms less favorable to us or to immediately cease operations. The lenders' rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds.
We may be adversely affected by interest rate changes due to the floating interest rate under our Credit Agreement.
Borrowings under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As such, our financial position may be adversely affected by fluctuations in interest rates.
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
On August 30, 2019, the Merger closed and HealthEquity, Inc. paid approximately $2.0 billion in cash to WageWorks stockholders, using approximately $805.4 million of cash on hand. Accordingly, all remaining proceeds from the offerings described above have been used.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1	Agreement and Plan of Merger, dated as of June 26, 2019, by and among HealthEquity, Inc., WageWorks, Inc. and Pacific Merger Sub Inc.	8-K	001-36568	2.1	June 27, 2019
10.2	Credit Agreement, dated as of August 30, 2019, among HealthEquity, Inc., as borrower, each lender from time to time party thereto, Wells Fargo Bank, N.A., as administrative agent and the swing line lender, and each L/C Issuer party thereto	8-K	001-36568	10.1	August 30, 2019
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
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

HEALTHEQUITY, INC.
Date: September 9, 2019	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer