Form 10-Q
period 2019-10-31
HEALTHEQUITY, INC.
filed 2019-12-05
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019
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

As of December 2, 2019, there were 70,879,268 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial statements
	Condensed consolidated balance sheets as of October 31, 2019 (unaudited) and January 31, 2019	3
	Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 31, 2019 and 2018 (unaudited)	4
	Condensed consolidated statements of stockholders' equity for the three and nine months ended October 31, 2019 and 2018 (unaudited)	5
	Condensed consolidated statements of cash flows for the nine months ended October 31, 2019 and 2018 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	7
Item 2.	Management's discussion and analysis of financial condition and results of operations	24
Item 3.	Quantitative and qualitative disclosures about market risk	38
Item 4.	Controls and procedures	39
Part II. OTHER INFORMATION
Item 1.	Legal proceedings	43
Item 1A.	Risk factors	43
Item 6.	Exhibits	61
	Signatures	64

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2019	January 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$174,557	$361,475
Accounts receivable, net of allowance for doubtful accounts as of October 31, 2019 and January 31, 2019 of $1,021 and $125, respectively	66,647	25,668
Other current assets	29,119	7,534
Total current assets	270,323	394,677
Property and equipment, net	35,199	8,223
Operating lease right-of-use assets	88,515	—
Intangible assets, net	796,228	79,666
Goodwill	1,335,187	4,651
Deferred tax asset	—	1,677
Other assets	34,469	21,122
Total assets	$2,559,921	$510,016
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,966	$3,520
Accrued compensation	37,559	16,981
Accrued liabilities	54,305	8,552
Current portion of long-term debt	31,250	—
Operating lease liabilities	10,780	—
Total current liabilities	141,860	29,053
Long-term debt, net of issuance costs	1,196,016	—
Operating lease liabilities, non-current	73,052	—
Deferred tax liability	128,642	916
Other long-term liabilities	2,590	2,968
Total liabilities	1,542,160	32,937
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 70,832 and 62,446 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	7	6
Additional paid-in capital	806,050	305,223
Accumulated earnings	211,704	171,850
Total stockholders’ equity	1,017,761	477,079
Total liabilities and stockholders’ equity	$2,559,921	$510,016
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Revenue:
Service revenue	$87,620	$25,041	$140,710	$74,797
Custodial revenue	46,972	31,564	132,538	90,713
Interchange revenue	22,526	13,890	57,545	45,956
Total revenue	157,118	70,495	330,793	211,466
Cost of revenue:
Service costs	52,278	17,562	92,672	52,808
Custodial costs	4,384	3,551	12,716	10,492
Interchange costs	4,421	3,565	13,177	11,418
Total cost of revenue	61,083	24,678	118,565	74,718
Gross profit	96,035	45,817	212,228	136,748
Operating expenses:
Sales and marketing	12,654	7,502	30,015	21,605
Technology and development	23,511	8,678	46,061	25,055
General and administrative	19,222	9,161	37,193	24,561
Amortization of acquired intangible assets	13,051	1,490	16,036	4,438
Merger integration	17,675	—	20,459	—
Total operating expenses	86,113	26,831	149,764	75,659
Income from operations	9,922	18,986	62,464	61,089
Other expense:
Interest expense	(10,225)	(68)	(10,355)	(204)
Other expense, net	(30,949)	(1,487)	(8,347)	(1,427)
Income (loss) before income taxes	(31,252)	17,431	43,762	59,458
Income tax provision (benefit)	(9,918)	1,745	3,908	(1,322)
Net income (loss) and comprehensive income (loss)	$(21,334)	$15,686	$39,854	$60,780
Net income (loss) per share:
Basic	$(0.30)	$0.25	$0.61	$0.98
Diluted	$(0.30)	$0.25	$0.59	$0.96
Weighted-average number of shares used in computing net income (loss) per share:
Basic	70,524	62,088	65,727	61,718
Diluted	70,524	63,923	67,150	63,628
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

(in thousands)	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$1,017,031	$432,619	$477,079	$346,274

Common stock:
Beginning balance	7	6	6	6
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Issuance of common stock	—	—	1	—
Ending balance	7	6	7	6
Additional paid-in capital:
Beginning balance	783,986	289,568	305,223	261,237
Issuance of common stock upon exercise of stock options, and for restricted stock	712	2,762	7,363	21,366
Other issuance of common stock	3,776	—	462,270	—
Stock-based compensation	17,576	5,734	31,194	15,461
Ending balance	806,050	298,064	806,050	298,064
Accumulated comprehensive loss:
Beginning balance	—	—	—	(269)
Cumulative effect from adoption of ASU 2016-01	—	—	—	269
Ending balance	—	—	—	—
Accumulated earnings:
Beginning balance	233,038	143,045	171,850	85,300
Net income (loss)	(21,334)	15,686	39,854	60,780
Cumulative effect from adoption of ASC 606	—	—	—	13,007
Cumulative effect from adoption of ASU 2016-01	—	—	—	(356)
Ending balance	$211,704	$158,731	$211,704	$158,731

Total stockholders' equity, ending balances	$1,017,761	$456,801	$1,017,761	$456,801
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$39,854	$60,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,791	13,498
(Gains) losses on marketable equity securities and other	(25,303)	895
Deferred taxes	690	394
Stock-based compensation	31,194	15,461
Changes in operating assets and liabilities:
Accounts receivable	(2,817)	(2,863)
Other assets	(4,937)	(4,568)
Operating lease right-of-use assets	3,340	—
Accounts payable	524	(1,087)
Accrued compensation	(8,012)	(2,617)
Accrued liabilities and other current liabilities	13,655	451
Operating lease liabilities, non-current	(2,859)	—
Other long-term liabilities	(50)	441
Net cash provided by operating activities	74,070	80,785
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,630,066)	—
Purchases of intangible member assets	(9,070)	(1,195)
Purchases of marketable equity securities and other	(53,845)	(574)
Purchases of property and equipment	(5,180)	(3,467)
Purchases of software and capitalized software development costs	(17,232)	(7,352)
Net cash used in investing activities	(1,715,393)	(12,588)
Cash flows from financing activities:
Proceeds from long-term debt	1,250,000	—
Payment of debt issuance costs	(30,504)	—
Settlement of client-held funds obligation	(230,928)	—
Proceeds from follow-on equity offering, net of payment for offering costs	458,495	—
Proceeds from exercise of common stock options	7,342	21,338
Net cash provided by financing activities	1,454,405	21,338
Increase (decrease) in cash and cash equivalents	(186,918)	89,535
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$174,557	$289,007
Supplemental cash flow data:
Interest expense paid in cash	$249	$162
Income taxes paid in cash, net of refunds received	9,127	628
Supplemental disclosures of non-cash investing and financing activities:
Equity-based acquisition consideration	$3,776	$—
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	168	6
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	316	156
Purchases of intangible member assets accrued during the period	(151)	—
Exercise of common stock options receivable	21	28
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 1. Summary of business and significant accounting policies
Business
HealthEquity, Inc. was incorporated in the state of Delaware on September 18, 2002. HealthEquity, Inc. is a leader in administering health savings accounts (“HSAs”) and complementary consumer-directed benefits (“CDBs”), which empower consumers to access tax-advantaged healthcare savings while also providing corporate tax advantages for employers.
Acquisition of WageWorks, Inc.
On August 30, 2019, HealthEquity, Inc. closed the acquisition of WageWorks, Inc. (“WageWorks”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), for $51.35 per share in cash, or approximately $2.0 billion to WageWorks stockholders (the “Acquisition”).
As a result of the Acquisition, HealthEquity, Inc. gained access to more of the HSA market by expanding its direct distribution to employers and benefits advisors as a single source provider of HSAs and other CDBs, including flexible spending accounts, health reimbursement arrangements, COBRA administration, commuter and other benefits.
Principles of consolidation
The condensed consolidated financial statements include the accounts of HealthEquity, Inc. and its wholly owned subsidiaries, HealthEquity Trust Company, HEQ Insurance Services, Inc., HealthEquity Advisors, LLC, HealthEquity Retirement Services, LLC, and, after the closing of the Acquisition on August 30, 2019, WageWorks, Inc. and its subsidiaries MyFlexMobile, Inc., WageWorks India, Inc. and WageWorks Services, LLP (collectively referred to as the "Company").
Prior to the closing of the Acquisition, the Company held a 4% ownership interest in WageWorks. The Company measured the investment at fair value, and all gains on the investment were recognized in other expense, net in the condensed consolidated statements of operations and comprehensive income (loss). In connection with the closing of the Acquisition on August 30, 2019, the Company's investment in WageWorks was canceled, and WageWorks became a wholly owned subsidiary of the Company.
The Company has a 22% ownership interest in a limited partnership for investment in and the management of early stage companies in the healthcare industry; this partnership interest is accounted for using the equity method of accounting. The investment was approximately $0.2 million as of October 31, 2019 and is included in investments on the accompanying condensed consolidated balance sheet.
The Company has a 1% ownership interest in a limited partnership that engages in the development of technology-based financial healthcare products. The Company elected the measurement alternative for non-marketable equity investments to account for the investment. The investment was valued at $0.5 million as of October 31, 2019 and is included in investments on the accompanying condensed consolidated balance sheet.
Acquisitions of businesses, including the Acquisition of WageWorks, are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated.
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2019 and for the three and nine months ended October 31, 2019 and 2018 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2019. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Note 1. Summary of business and significant accounting policies (continued)

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies, other than the additions of the policies described below for leases, investments in equity securities, and client-held funds, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019.
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
The Company has entered into various operating leases consisting of office space, data storage facilities, and other leases with remaining lease terms of approximately less than 1 year to 11 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. Leases with an expected term of 12 months or less at commencement are not accounted for on the balance sheet. All operating lease expense is recognized on a straight-line basis over the expected lease term. Certain leases also include obligations to pay for non-lease services, such as utilities and common area maintenance. The services are accounted for separately from lease components, and the Company allocates payments to the lease and other services components based on estimated stand-alone prices.
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
Investments in equity securities. Marketable equity securities are strategic equity investments with readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for at fair value and were classified as investments on the condensed consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other expense, net in the condensed consolidated statements of operations and comprehensive income (loss). As a result of the Acquisition on August 30, 2019, the Company's marketable equity security investment in WageWorks was canceled.
Non-marketable equity securities are strategic equity investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative and are classified as other assets on the condensed consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other expense, net on the condensed consolidated statements of operations and comprehensive income (loss).
Equity method investments are equity securities in investees the Company does not control but over which the Company has the ability to exercise significant influence. Equity-method investments are included in other assets on the condensed consolidated balance sheets. The Company's share of the earnings or losses as reported by equity-method investees, amortization of basis differences, and related gains or losses, if any, are recognized in other expense, net on the condensed consolidated statements of operations and comprehensive income (loss).
The Company assesses whether an other-than-temporary impairment loss on equity method investments and an impairment loss on non-marketable equity securities has occurred due to declines in fair value or other market conditions. If any impairment is considered other than temporary for equity method investments or impairment is identified for non-marketable equity securities, the Company will write down the investment to its fair value and record the corresponding

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Note 1. Summary of business and significant accounting policies (continued)

charge through other expense, net in the condensed consolidated statements of operations and comprehensive income (loss).
Client-held funds. Many of the Company's client services agreements with employers (referred to as "Clients") provide that Clients remit funds to the Company to pre-fund Client and employee participant contributions related to flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”, respectively) and commuter accounts. These Client-held funds remitted to the Company do not represent cash assets of the Company to the extent that they are not combined with corporate cash, and accordingly are not included in cash and cash equivalents on the Company's condensed consolidated balance sheets.
Prior to the closing of the Acquisition, Wageworks included all Client-held funds with its corporate cash assets on its balance sheet, with an offsetting Client-held funds obligation. As of the closing of the Acquisition on August 30, 2019, WageWorks held approximately $682 million of Client-held funds, of which $238 million was combined with its corporate cash within WageWorks' corporate bank accounts; therefore, the Company determined that this $238 million of Client-held funds were assets of the Company, while the approximately $444 million of remaining Client-held funds were not assets of the Company. Prior to October 31, 2019, the Company segregated $231 million of Client-held funds from its corporate bank accounts. Accordingly, as of October 31, 2019, $7 million of Client-held funds remained combined within the Company's corporate bank accounts and therefore remained on the Company's condensed consolidated balance sheets in cash and cash equivalents, with an offsetting liability included in accrued liabilities.
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
The Company adopted ASC 842 on February 1, 2019 using the modified retrospective transition method with the adoption date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The adoption of ASC 842 on February 1, 2019 resulted in the recognition on the Company's condensed consolidated balance sheet of both operating lease liabilities of $40.6 million and ROU assets of $38.0 million, which equals the lease liabilities net of accrued rent previously recorded on its consolidated balance sheet under previous guidance. The adoption of ASC 842 did not have an impact on the Company's condensed consolidated statement of operations, stockholders’ equity and cash flows for the three and nine-month period ended October 31, 2019.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU permits the capitalization of implementation costs incurred in a software hosting arrangement. This ASU is effective for fiscal years beginning after December 15, 2019. The Company elected to early adopt the new standard as of October 31, 2019 using the prospective transition method. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
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
Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

(in thousands, except per share data)	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net income (loss)	$(21,334)	$15,686	$39,854	$60,780
Denominator (basic):
Weighted-average common shares outstanding	70,524	62,088	65,727	61,718
Denominator (diluted):
Weighted-average common shares outstanding	70,524	62,088	65,727	61,718
Weighted-average dilutive effect of stock options and restricted stock units	—	1,835	1,423	1,910
Diluted weighted-average common shares outstanding	70,524	63,923	67,150	63,628
Net income (loss) per share:
Basic	$(0.30)	$0.25	$0.61	$0.98
Diluted	$(0.30)	$0.25	$0.59	$0.96

For the three months ended October 31, 2019 and 2018, approximately 3.2 million and 36,000 shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2019 and 2018, approximately 0.3 million and 0.1 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Business combination
Acquisition of WageWorks
Overview and total consideration paid
On August 30, 2019, the Company closed the Acquisition of WageWorks for $51.35 per share in cash, or approximately $2.0 billion to WageWorks stockholders. The Company financed the transaction through a combination of $816.9 million cash on hand plus net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.5 million, under a term loan facility (see Note 8—Indebtedness).
Pursuant to the Merger Agreement, the Company replaced certain outstanding restricted stock units originally granted by WageWorks with the Company’s equivalent awards. The outstanding WageWorks vested and unvested stock options, and certain unvested restricted stock units, were settled in cash as specified in the Merger Agreement. The portion of the fair value of partially vested awards associated with pre-acquisition service of WageWorks award recipients represented a component of the total consideration, as presented below.
The Acquisition was accounted for under the acquisition method of accounting for business combinations. Under this accounting method, the total consideration paid was:

(in millions)
Aggregate fair value of WageWorks stock acquired	$2,018.8
Fair value of previously owned investment in WageWorks stock	81.4
Fair value of equity awards exchanged for cash attributable to pre-Acquisition service	18.1
Fair value of equity awards replaced attributable to pre-Acquisition service	3.8
Total consideration paid	$2,122.1

Consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants to value acquired intangible assets. The initial allocation of the consideration paid is based on a preliminary valuation and is subject to potential adjustment during the measurement period (up to one year from the Acquisition date). Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible) and liabilities assumed, as well as tax-related matters. The Company expects the allocation of the consideration transferred to be finalized within the measurement period.
Preliminary allocation of consideration

(in millions)	Estimated fair value
Cash and cash equivalents	$406.8
Other current assets	56.5
Property, plant, and equipment	26.6
Operating lease right-of-use assets	42.5
Intangible assets	715.3
Goodwill	1,330.5
Other assets	5.9
Client-held funds obligation	(237.5)
Other current liabilities	(69.1)
Other long-term liabilities	(26.7)
Deferred tax liability	(128.7)
Total consideration paid	$2,122.1

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 3. Business combination (continued)

The Acquisition resulted in $1.3 billion of goodwill. The preliminary goodwill to be recognized is attributable to several strategic, operational and financial benefits expected from the Acquisition, including custodial and interchange revenue synergies based on current contractual relationships, as well as operational cost synergies resulting from increased scale in service delivery and elimination of duplicative management functions and other back-office operational efficiencies. The goodwill created in the Acquisition is not expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to acquired identified intangible assets is as follows:

(in millions)	Fair value	Weighted-average remaining amortization period (years)
Customer relationships (1)	$598.5	15.0
Developed technology (1)	96.9	4.5
Trade names & trademarks (1)	12.3	3.0
Identified intangible assets subject to amortization	707.7	13.4
In-process software development costs	3.8	n/a
Total acquired intangible assets	$711.5
(1) The Company preliminarily valued the acquired assets utilizing the discounted cash flow method, a form of the income approach.
In connection with the transaction, for the three and nine months ended October 31, 2019, the Company incurred approximately $32.9 million and $40.7 million, respectively, of acquisition costs, which are recorded as other expense, net. For the three months ended October 31, 2019, WageWorks contributed revenue of approximately $72.1 million.  For the three months ended October 31, 2019, operating expenses related to WageWorks were approximately $39.9 million.
Pro forma information
The unaudited pro forma results presented below include the effects of the Acquisition as if it had been consummated as of February 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition, which include adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the integration of WageWorks. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The estimated pro forma revenue and net income (loss) includes the alignment of accounting policies, the effect of fair value adjustments related to the Acquisition, associated tax effects and the impact of the borrowings to finance the Acquisition and related expenses.

(in thousands)	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Revenue	$194,450	$186,022	$598,815	$573,520
Net income (loss)	$(3,286)	$(21,145)	$34,559	$9,120

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income (loss) components consist of the following:
Property and equipment
Property and equipment consisted of the following as of October 31, 2019 and January 31, 2019:

(in thousands)	October 31, 2019	January 31, 2019
Leasehold improvements	$19,404	$3,583
Furniture and fixtures	6,889	4,476
Computer equipment	22,890	9,242
Property and equipment, gross	49,183	17,301
Accumulated depreciation	(13,984)	(9,078)
Property and equipment, net	$35,199	$8,223

Depreciation expense for the three months ended October 31, 2019 and 2018 was $3.6 million and $0.9 million, respectively, and $5.4 million and $2.6 million for the nine months ended October 31, 2019 and 2018, respectively.
Other expense, net
Other expense, net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Interest income	$2,046	$358	$5,273	$919
Gain on marketable equity securities	285	—	27,570	—
Acquisition costs	(32,932)	(849)	(40,712)	(1,074)
Other expense	(348)	(996)	(478)	(1,272)
Total other expense, net	$(30,949)	$(1,487)	$(8,347)	$(1,427)

Note 5. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of approximately less than 1 year to 11 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
Amortization and interest expense related to finance leases were not material during the three and nine months ended October 31, 2019.
The components of operating lease costs, lease term and discount rate are as follows:

	Three months ended	Nine months ended
(in thousands, except for term and percentages)	October 31, 2019	October 31, 2019
Operating lease cost	$3,354	$5,515
Sublease income	(249)	(249)
Net operating lease cost	$3,105	$5,266

		As of October 31, 2019
Weighted average remaining lease term		9.36 years
Weighted average discount rate		4.37%

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 5. Leases (continued)

Maturities of operating lease liabilities as of October 31, 2019 were as follows:

Fiscal year ending January 31, (in thousands)	Operating leases
Remaining 2020	$375
2021	14,340
2022	14,135
2023	10,595
2024	8,287
Thereafter	55,389
Total lease payments	103,121
Less imputed interest	(19,289)
Present value of lease liabilities	$83,832

Current	$10,780
Non-current	73,052
Total lease liabilities	$83,832

As of October 31, 2019, the Company had additional operating leases for office space that have not yet commenced with aggregate undiscounted lease payments of $80.2 million. These operating leases will commence in fiscal year 2021 with a lease term of approximately 11 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended	Nine months ended
(in thousands)	October 31, 2019	October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,746	$4,575
ROU assets obtained in exchange for new operating lease obligations	$34,196	$34,394

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 6. Intangible assets and goodwill
Intangible assets
During the three months ended October 31, 2019, the Company recorded $711.5 million of acquired identified intangible assets as a result of the Acquisition of WageWorks. For further information about these acquired identified intangible assets, see Note 3—Business Combination.
During the nine months ended October 31, 2019, the Company acquired the rights to act as a custodian of HSA portfolios for $7.7 million. The Company has determined the acquired intangible HSA assets to have a useful life of 15 years. The assets are being amortized using the straight-line amortization method, which has been determined to be appropriate to reflect the pattern over which the economic benefits of existing assets are realized.
During the three months ended October 31, 2019 and 2018, the Company capitalized software development costs of $7.0 million and $2.2 million, respectively, and $14.7 million and $6.4 million, respectively, for the nine months ended October 31, 2019 and 2018, related to significant enhancements and upgrades to its technology-enabled services platforms.
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2019 and January 31, 2019:

(in thousands)	October 31, 2019	January 31, 2019
Amortizable intangible assets:
Software and software development costs	$66,633	$44,835
Acquired HSA portfolios	92,770	85,110
Acquired customer relationships	601,382	2,882
Acquired developed technology	96,924	—
Acquired trade names	12,300	—
Amortizable intangible assets, gross	870,009	132,827
Accumulated amortization	(77,017)	(53,161)
Total amortizable intangible assets, net	792,992	79,666
Acquired in-process software development costs	3,236	—
Total intangible assets, net	$796,228	$79,666

During the three months ended October 31, 2019 and 2018, the Company expensed a total of $6.2 million and $3.4 million, respectively, and $13.8 million and $10.0 million for the nine months ended October 31, 2019 and 2018, respectively, in software development costs primarily related to the post-implementation and operation stages of its technology platforms.
Amortization expense for the three months ended October 31, 2019 and 2018 was $15.7 million and $3.7 million, respectively, and $23.6 million and $10.9 million, respectively, for the nine months ended October 31, 2019 and 2018.
Goodwill
During the three months ended October 31, 2019, the Company recorded $1.3 billion of goodwill from the Acquisition of WageWorks. For further information about the resulting goodwill, see Note 3—Business Combination.
There were no other changes to the goodwill carrying value during the three and nine months ended October 31, 2019 and 2018.
Note 7. Commitments and contingencies
Commitments
In addition to the indebtedness described in Note 8 below, the Company’s principal commitments consist of operating lease obligations for office space, data storage facilities, and other leases, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable commitments.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Commitments and contingencies (continued)

Future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $6.0 million, which is expected to be received through February 2023, and other agreements, are as follows:

Year ending January 31, (in thousands)	Operating leases	Other agreements	Total
2020	$375	$2,524	$2,899
2021	14,340	10,325	24,665
2022	15,692	7,182	22,874
2023	12,191	4,602	16,793
2024	9,922	1,212	11,134
Thereafter	67,717	403	68,120
Total	$120,237	$26,248	$146,485

Rent expense was $3.4 million and $5.5 million for the three and nine months ended October 31, 2019, respectively. Sublease income was $0.2 million for the three months ended October 31, 2019.
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
Legal matters
WageWorks is pursuing affirmative claims against the Office of Personnel Management ("OPM") to obtain payment for services provided by WageWorks between March 1, 2016 and August 31, 2016 pursuant to its contract with OPM. In connection with WageWorks' claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act and moved to dismiss part of WageWorks' claim against OPM as a result. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if WageWorks or OPM will be successful.
On March 9, 2018, a putative class action was filed in the U.S. District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against WageWorks, its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleges claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of WageWorks’ former officers and directors and WageWorks (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain former WageWorks’ officers and directors and WageWorks (as nominal defendant) in the U.S. District Court for the Northern District of California (together, the “Derivative Suits”). The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages and fees and costs.
Plaintiffs in the Superior Court action filed an amended consolidated complaint on October 28, 2019, naming as defendants certain former officers and directors of WageWorks and alleging a direct claim of "inseparable fraud/breach of fiduciary duty" on behalf of a class. WageWorks was not named as a party in that complaint.
WageWorks voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement of WageWorks' financial statements and related independent investigation. WageWorks is providing information and documents to the SEC and continues to cooperate with the SEC’s investigation into these matters.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 7. Commitments and contingencies (continued)

The U.S. Attorney’s Office for the Northern District of California also opened an investigation. WageWorks has provided documents and information to the U.S. Attorney’s Office and continues to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter.
Beginning on July 30, 2019, putative class action suits were filed in the U.S. District Court Courts for the Southern District of New York, the District of Delaware, and the Northern District of California asserting claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, against WageWorks and the former members of its board of directors. The complaints generally allege disclosure violations in the proxy statement issued by WageWorks in connection with the stockholder vote on the proposed merger with the Company. After WageWorks issued certain supplemental disclosures, these actions were voluntarily dismissed, but WageWorks may still be required to pay attorneys fees to the plaintiffs' lawyers.
WageWorks previously entered into indemnification agreements with its former directors and officers and, pursuant to these indemnification agreements, is covering the defense of its former directors and officers in the legal proceedings described above.
The Company and its subsidiaries are involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business. While it is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings or claims, the Company believes, based on current knowledge, that such litigation, proceedings and claims will not have a material impact on the Company’s financial position, results of operations and cash flows for the period.
The Company maintains liability insurance coverage that is intended to cover the legal matters described above; however, it is possible that claims may be denied by our insurance carriers or could exceed the amount of our applicable insurance coverage, we may be required by our insurance carriers to contribute to the payment of claims, and our insurance coverage may not continue to be available to us on acceptable terms or in sufficient amounts.
As required under GAAP, the Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any liabilities relating to these matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
Note 8. Indebtedness
As of October 31, 2019, long-term debt consisted of the following:

(in millions)	October 31, 2019
Term loan facility	$1,250
Less: unamortized loan issuance costs	(23)
Long-term debt, net of issuance costs	$1,227

On September 30, 2015, the Company entered into a credit facility that provided for a secured revolving credit facility in the aggregate principal amount of $100.0 million for a term of five years. Upon closing of the Acquisition on August 30, 2019, the credit facility was terminated. At the time of termination, no amounts were drawn and the Company was in compliance with all covenants.
In connection with the closing of the Acquisition, on August 30, 2019, the Company entered into a credit facility (the "Credit Agreement”) that provided for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion, the proceeds of which were used to finance the Acquisition, to refinance substantially all outstanding indebtedness of HealthEquity and WageWorks and to pay related fees and expenses; and

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 8. Indebtedness (continued)

(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of October 31, 2019.
Borrowings under the Credit Facilities will bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the Term Loan Facility are required to be repaid as described in the following table:

Fiscal year ending January 31, (in millions)	Principal payments
Remaining 2020	$8
2021	39
2022	63
2023	70
2024	101
Thereafter	969
Total principal payments	$1,250

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.25 to 1.00, which steps down to (x) 5.00 to 1.00 beginning with the fiscal quarter ending July 31, 2020 and (y) 4.50 to 1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2019.
The obligations of HealthEquity under the Credit Agreement are required to be unconditionally guaranteed by WageWorks and each of the Company's subsequently acquired or organized direct and indirect domestic subsidiaries and are secured by security interests in substantially all assets of HealthEquity and the guarantors, in each case, subject to certain customary exceptions.
Note 9. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three and nine months ended October 31, 2019, the Company recorded an income tax benefit of $9.9 million and income tax expense of $3.9 million, respectively. This resulted in an effective income tax benefit rate of 31.7% and an income tax expense rate of 8.9% for the three and nine months ended October 31, 2019, respectively, compared with an effective income tax expense rate of 10.0% and an effective income tax benefit rate of 2.2% for the three and nine months ended October 31, 2018, respectively. For the three and nine months ended October 31, 2019 and 2018, the net impact of discrete tax items caused a percentage point benefit of

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 9. Income taxes (continued)

1.1 and 8.7 and a percentage point benefit of 11.2 and 24.1, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes in the condensed consolidated statements of operations and comprehensive income (loss).
As of October 31, 2019 and January 31, 2019, the Company’s total gross unrecognized tax benefit was $8.1 million and $1.7 million, respectively. Certain unrecognized tax benefits have been netted against their related tax assets. As of October 31, 2019, an unrecognized tax benefit of $0.4 million was recorded. As of January 31, 2019, no unrecognized tax benefits had been recorded. If recognized, $7.4 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2019.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. The Company remains subject to examination by federal and various state taxing jurisdictions for tax years after 2003.
Note 10. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$1,415	$788	$3,285	$2,008
Sales and marketing	1,304	990	3,469	2,586
Technology and development	2,171	1,386	5,600	3,677
General and administrative	3,332	2,570	9,486	7,190
Merger integration	1,220	—	1,220	—
Other expense, net	13,714	—	13,714	—
Total stock-based compensation expense	$23,156	$5,734	$36,774	$15,461

The following table shows stock-based compensation by award type:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Stock options	$1,631	$1,917	$5,140	$5,664
Performance stock options	—	178	—	503
Restricted stock units	14,099	1,956	20,718	5,543
Performance restricted stock units	1,422	793	3,467	1,843
Restricted stock awards	164	172	491	399
Performance restricted stock awards	260	718	1,378	1,509
Total non-cash stock-based compensation expense	17,576	5,734	31,194	15,461
Acquisition awards exchanged for cash	5,580	—	5,580	—
Total stock-based compensation expense	$23,156	$5,734	$36,774	$15,461

Stock award plans
Incentive Plan. The Company grants stock options, restricted stock units ("RSUs"), and restricted stock awards ("RSAs") under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock awards to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock. As described below, in connection with the Acquisition, the shares of common stock available for issuance under the Incentive Plan were increased by 5.3 million shares.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Stock-based compensation (continued)

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
WageWorks Incentive Plan. At the closing of the Acquisition, and in accordance with the Merger Agreement, certain RSUs with respect to WageWorks common stock, granted under WageWorks, Inc. 2010 Equity Incentive Plan (the "WageWorks Incentive Plan"), were replaced by the Company and converted into RSUs with respect to 523,318 shares of common stock of the Company.
In connection with the Acquisition, an additional 5,255,027 shares of the Company, representing the remaining number of shares of common stock of WageWorks that were available for issuance under the WageWorks Incentive Plan immediately prior to the Acquisition, became available for issuance under the Incentive Plan. The additional shares may be utilized for equity-based awards to be granted under the Incentive Plan, provided that (i) the period during which such shares are available under the Incentive Plan may not be extended beyond the period during which they would have been available under the WageWorks Incentive Plan, absent the Acquisition, and (ii) such equity-based awards may not be granted to individuals who were employees, directors or consultants of HealthEquity or its affiliates at the time the Acquisition was consummated.
Stock options
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
The key input assumptions that were utilized in the valuation of the stock options granted during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Expected dividend yield	*	—%	—%	—%
Expected stock price volatility	*	37.09%	35.98% - 36.53%	37.09% - 37.84%
Risk-free interest rate	*	2.79%	2.21% - 2.43%	2.52% - 2.79%
Expected life of options	*	6.25 years	4.95 - 5.09 years	5.17 - 6.25 years

* No stock options were granted during the three months ended October 31, 2019.
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

Note 10. Stock-based compensation (continued)

historical common stock price in addition to published volatilities of publicly traded peer companies. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2019	2,444	$0.10 - 82.39	$27.37	6.74	$85,971
Granted	108	$63.64 - 73.61	$73.27
Exercised	(314)	$0.10 - 44.53	$23.42
Forfeited	(36)	$24.36 - 44.53	$30.15
Outstanding as of October 31, 2019	2,202	$0.10 - 82.39	$30.14	6.13	$61,562
Vested and expected to vest as of October 31, 2019	2,202		$30.14	6.13	$61,562
Exercisable as of October 31, 2019	1,501		$22.91	5.50	$51,131

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options.
As of October 31, 2019, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.5 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $8.8 million.
Restricted stock units and restricted stock awards
The Company grants RSUs and RSAs to certain team members, officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs and RSAs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
Acquisition of WageWorks. As described above, at the closing of the Acquisition, and in accordance with the Merger Agreement, 523,318 service-based RSUs with respect to WageWorks common stock were replaced by the Company and converted into RSUs with respect to common stock of the Company. These replaced awards are included in the granted amounts in the summary of RSU and RSA activity below.
The awards replaced by the Company in the Acquisition were measured at the Acquisition date based on the estimated fair value of $29.7 million. A portion of that fair value, $3.8 million, which represented the pre-Acquisition service provided by team members to WageWorks, was included in the total consideration paid as part of the Acquisition. As of the closing of the Acquisition, the remaining portion of the fair value of those awards was $25.9 million, representing post-Acquisition share-based compensation expense, $8.1 million of which was recognized during the three months ended October 31, 2019 as acquisition-related costs, and the remainder of which will be recognized in the ordinary course as these team members provide service over the remaining vesting periods.
Additionally, at the closing of the Acquisition, and in accordance with the Merger Agreement, the Company exchanged for cash certain WageWorks equity awards measured at the Acquisition date based on the estimated fair value of $23.6 million. A portion of that fair value, $18.1 million, which represented the pre-Acquisition service provided by team members to WageWorks, was included in the total consideration paid as part of the Acquisition. As of the closing of the Acquisition, the remaining portion of the fair value of the awards exchanged for cash

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Note 10. Stock-based compensation (continued)

was $5.6 million, representing post-Acquisition share-based compensation expense that was recognized during the three months ended October 31, 2019.
Performance restricted stock units and awards. In March 2017, the Company awarded 146,964 performance-based RSUs ("PRSUs"). Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2020. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurs at vesting. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 150% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals. As a result of the Acquisition, we expect the Compensation Committee of the Board of Directors to consider revisions to certain existing PRSU performance goals.
In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). Vesting of the PRSAs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2021. The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurred at the grant date. The Company believes it is probable that the PRSAs will vest at least in part. The vesting of the PRSAs will ultimately range from 0% to 200% based on the level of achievement of the performance goals. The PRSAs were issued at the 200% level of achievement. As the underlying shares were issued at grant date, they are subject to clawback based on actual Company performance. As a result of the Acquisition, we expect the Compensation Committee of the Board of Directors to consider revisions to certain existing PRSU performance goals.
In March 2019, the Company awarded 129,963 PRSUs. Vesting of the PRSUs is dependent upon the achievement of certain financial criteria and cliff vest on January 31, 2022. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurs at vesting. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals. As a result of the Acquisition, we expect the Compensation Committee of the Board of Directors to consider revisions to certain existing PRSU performance goals.
A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2019	647	$55.18	256	$61.93
Granted	1,124	64.61	—	—
Released	(320)	58.01	(11)	62.75
Forfeited	(83)	56.02	(10)	61.72
Outstanding as of October 31, 2019	1,368	$62.22	235	$61.91

For the nine months ended October 31, 2019, the aggregate intrinsic value of RSUs and RSAs released was $19.9 million and $0.8 million, respectively. For the nine months ended October 31, 2018, the aggregate intrinsic value of RSUs released was $5.5 million.
Total unrecorded stock-based compensation expense as of October 31, 2019 associated with RSUs and PRSUs was $67.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. Total unrecorded stock-based compensation expense as of October 31, 2019 associated with RSAs and PRSAs was $4.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of October 31, 2019 due to the short-term nature of these instruments.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning the anticipated synergies and other benefits of our Acquisition of WageWorks, health savings accounts and other tax advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, investment and acquisition strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview
We are a leader and an innovator in the high-growth category of technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Consumers use our platforms to manage their tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, commuter and other benefits, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit information, access remote and telemedicine benefits, earn wellness incentives, and receive investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2019, we administered 5.0 million HSAs, with balances totaling $10.5 billion, which we call HSA Assets. Also, as of October 31, 2019, we administered 7.5 million complementary CDBs. We refer to the sum of HSAs and CDBs on our platforms as Total Accounts, of which we had 12.5 million as of October 31, 2019.
We reach consumers primarily through relationships with their employers, whom we call Clients. We reach Clients primarily through a sales force that calls on Clients directly, relationships with benefits brokers and advisors, and integrated partnerships with a network of health plans, benefits administrators and retirement plan recordkeepers, which we call Network Partners.
We have grown our share of the growing HSA market from 4% in 2010 to 17% in 2019, including by 3% as a result of the Acquisition of WageWorks. Today we are the largest HSA provider by accounts, second largest by assets, and, we believe, the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity and service-driven culture. Our proprietary technology is designed to help consumers optimize the value of their HSAs and other CDBs, as they gain confidence and skill in their management of financial responsibility for lifetime healthcare.
Our ability to engage consumers is enhanced by our platforms’ capacity to securely share data bidirectionally with others in the health, benefits and retirement ecosystems, whom we call Ecosystem Partners. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
We earn revenue primarily from three sources: service, custodial and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of CDB Client pre-funding amounts. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and virtual platforms. See “Key components of our results of operations” for additional information on our sources of revenue.
Acquisition of WageWorks
On August 30, 2019, we completed the Acquisition of WageWorks and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under a new term loan facility and approximately $816.9 million of cash on hand.
The Acquisition is expected to increase the number of our employer opportunities, the conversion of these opportunities to Clients, and value of the Clients in generating members, HSA Assets and complementary CDBs. WageWorks’ strength of selling to employers directly and through health benefits brokers and advisors complements our distribution through Network Partners. Together these channels produce 79% of new HSAs according to Devenir. With WageWorks’ CDB capabilities, we can provide employers with a single partner for both HSAs and other CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. For Clients who partner with us in this way, we believe we can produce more value by encouraging both CDB participants to contribute to HSAs and HSA-only members to take advantage of tax savings by increasing their account balances in other CDBs. Accordingly, we believe that current Clients represent a significant opportunity.
The Acquisition has significantly increased the number of our Total Accounts, HSA Assets, Client-held funds, Adjusted EBITDA, total revenue, total cost of revenue, operating expenses, and other financial results, and we expect that it will continue to do so.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See the section entitled “Risk factors” included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
WageWorks integration
On August 30, 2019, we completed the Acquisition of WageWorks. We are now pursuing a multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified near-term opportunities, estimated to be approximately $50 million in annualized ongoing net synergies to be achieved by the end of fiscal 2021. Furthermore, we anticipate generating revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader platform and service offerings and as we continue to drive Member engagement. We estimate non-recurring costs to achieve these synergies of approximately $80 million to $100 million realized within 24 to 36 months of the closing of the Acquisition, resulting from investment in technology platforms, back-office systems and platform integration, as well as rationalization of cost of operations.
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average premium for employer-sponsored health insurance has risen by 22% since 2014 and 54% since 2009, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.

Trends in U.S. tax law
Tax law has a profound impact on our business. Our offerings to members, Clients and Network Partners consist primarily of services enabled, mandated or advantaged by provisions of U.S. tax law and regulations. We believe that the present direction of U.S. tax policy is favorable to our business, as evidenced for example by recent regulatory action and bipartisan policy proposals to expand the availability of HSAs. However, changes in tax policy are speculative, and may affect our business in ways that are difficult to predict.
Our client base
Our business model is based on a B2B2C distribution strategy, meaning that we attract Clients and Network Partners to reach consumers to increase the number of our members with HSA accounts and complementary CDBs. We believe our current Clients represent a significant opportunity for us, as fewer than 5% presently partner with us for both HSAs and our complementary CDB offerings.
Broad distribution footprint
We believe we have a diverse distribution footprint to attract new Clients and Network Partners. Our sales force calls on enterprise, commercial and regional employers in industries across the U.S., as well as potential Network Partners from among health plans, benefits administrators and retirement plan record keepers. Together these channels produce 79% of new HSAs according to Devenir.
Product breadth
We are the largest custodian and administrator of HSAs (by number of accounts), as well as a market-share leader in each of the major categories of complementary CDBs, including FSAs and HSAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With WageWorks’ CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider,
Our proprietary technology platform
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits differentiate us from our competitors and drive our growth. We plan to build on these innovations by combining our HSA platform with WageWorks' complementary CDB offerings, giving us a full suite of CDB products, and adding to our solutions set and leadership position within the HSA sector. We intend to continue to invest in our technology development to enhance our platform’s capabilities and infrastructure. For example, we are making significant investments in our platform’s architecture and related platform infrastructure to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more and build wealth for retirement.
Our “DEEP Purple” service culture
The successful healthcare consumer needs education and guidance delivered by people as well as technology. We believe that our "DEEP Purple" culture which we define as Driving Excellence, Ethics, and Process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to address nimbly, opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development and advancement opportunities.
Interest rates
As a non-bank custodian, we contract with federally insured banks, credit unions, and insurance company partners, whom we collectively call Depository Partners, to hold custodial cash assets on behalf of our members. We earn a material portion of our total revenue from interest rates offered to us by these partners (approximately 40% in the nine months ended October 31, 2019). The lengths of our agreements with Depository Partners range from zero to five years and may have fixed or variable interest rate terms. The terms of new and renewing agreements may be impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members. We believe that diversification of Depository Partners, varied contract terms and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platform and capabilities to increase our market share. However, some of our direct competitors (including well-known mutual fund companies such as Fidelity and health insurers such as United Health Group's Optum) are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our products, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
Our acquisition strategy
We have a successful history of acquiring HSA portfolios from competitors who have chosen to exit the industry and complementary assets and businesses that strengthen our platform. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate and integrate acquisitions. We intend to continue to thoughtfully pursue acquisitions of complementary assets and businesses that we believe will strengthen our platform.

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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2019	October 31, 2018	% Change	January 31, 2019
HSAs	5,031	3,677	37%	3,994
Average HSAs - Year-to-date	4,296	3,540	21%	3,608
Average HSAs - Quarter-to-date	4,743	3,642	30%	3,813
New HSAs - Year-to-date	1,113	338	229%	679
New HSAs - Quarter-to-date	898	119	655%	341
Active HSAs	4,115	2,972	38%	3,241
HSAs with investments	197	153	29%	163
CDBs	7,504	598	1,155%	572
Total Accounts	12,535	4,275	193%	4,566
Average Total Accounts - Year-to-date	6,482	4,125	57%	4,194
Average Total Accounts - Quarter-to-date	9,970	4,239	135%	4,402
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 1.4 million, or 37%, from October 31, 2018 to October 31, 2019, primarily driven by the Acquisition of WageWorks and other HSA portfolio acquisitions, which contributed approximately 757,000 HSAs. The remainder of the increase was due to further penetration into existing Network Partners and the addition of new Network Partners. The number of our CDBs increased by approximately 6.9 million, or 1,155%, from October 31, 2018 to October 31, 2019, primarily driven by the Acquisition of WageWorks.
HSAs are individually owned portable healthcare accounts. As HSA members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA members deplete their custodial balance, we may consider the corresponding HSA no longer an Active HSA. We define an Active HSA as an HSA that (i) is associated with a Network Partner or a Client, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. Active HSAs increased 38% from 3.0 million as of October 31, 2018 to 4.1 million as of October 31, 2019.
HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2019	October 31, 2018	% Change	January 31, 2019
HealthEquity HSA cash (custodial revenue) (1)	$6,578	$5,583	18%	$6,428
WageWorks HSA cash (custodial revenue) (2)	986	—	n/a	—
WageWorks HSA cash (no custodial revenue) (3)	381	—	n/a	—
Total HSA cash	7,945	5,583	42%	6,428
HealthEquity HSA investments (custodial revenue) (1)	2,188	1,507	45%	1,670
WageWorks HSA investments (no custodial revenue) (3)	326	—	n/a	—
Total HSA investments	2,514	1,507	67%	1,670
Total HSA Assets	10,459	7,090	48%	8,098
Average daily HealthEquity HSA cash - Year-to-date	6,435	5,503	17%	5,586
Average daily HealthEquity HSA cash - Quarter-to-date	$6,493	$5,551	17%	$5,837
(1) HSA Assets administered by HealthEquity that generate custodial revenue
(2) HSA Assets administered by WageWorks that generate custodial revenue
(3) HSA Assets administered by WageWorks that do not currently generate custodial revenue

Our HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or for which we generate custodial revenue, consist of the following components: (i) cash deposits, which are deposits with our Depository Partners, (ii) custodial cash deposits invested in an annuity contract with our insurance company partner, and (iii) investments in mutual funds through our custodial investment fund partners. Measuring our HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
Our Total HSA Assets increased by $3.4 billion, or 48%, from October 31, 2018 to October 31, 2019, primarily driven by the Acquisition of WageWorks and other HSA portfolio acquisitions, which added $1.7 billion in HSA Assets. The remaining $1.7 billion increase was due to additional HSA Assets from our existing HSA members and new HSA Assets from our new HSA members. Importantly, our HSA investment assets increased by $1.0 billion, or 67%, from October 31, 2018 to October 31, 2019, reflecting the Acquisition of WageWorks and our strategy to help our HSA members build wealth and invest for retirement.
Client-held funds

(in millions, except percentages)	October 31, 2019	October 31, 2018	% Change	January 31, 2019
Client-held funds (custodial revenue) (1)	$670	$—	n/a	$—
Average daily Client-held funds - Year-to-date	$268	$—	n/a	$—
Average daily Client-held funds - Quarter-to-date	$500	$—	n/a	$—
(1) Client-held funds that generate custodial revenue
Our Client-held funds are interest earning deposits from which we generate custodial revenue. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. The amount of our Client-held funds is important because our custodial revenue is affected by average daily Client-held fund balances.
Our total Client-held funds increased by $670.0 million from October 31, 2018 to October 31, 2019, primarily driven by the Acquisition of WageWorks.
Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, gains and losses on marketable equity securities, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(21,334)	$15,686	$39,854	$60,780
Interest income	(2,046)	(358)	(5,273)	(919)
Interest expense	10,225	68	10,355	204
Income tax provision (benefit)	(9,918)	1,745	3,908	(1,322)
Depreciation and amortization	6,203	3,092	12,940	9,060
Amortization of acquired intangible assets	13,051	1,490	16,036	4,438
Stock-based compensation expense	8,222	5,734	21,840	15,461
Merger integration expenses (1)	17,675	—	20,459	—
Acquisition costs (2)	32,932	849	40,712	1,074
Gain on marketable equity securities	(285)	—	(27,570)	—
Other (3)	824	1,360	1,854	2,318
Adjusted EBITDA	$55,549	$29,666	$135,115	$91,094

(1)	Includes $1.2 million of stock-based compensation expense related to post-Acquisition merger integration activities.

(2)	Includes $13.7 million of stock-based compensation expense related to Acquisition-related cash and equity accelerations.

(3)
For the three months ended October 31, 2019 and 2018, Other consisted of other costs of $349 and $321, amortization of incremental costs to obtain a contract of $475 and $363, and loss on disposal of previously capitalized software development of $0 and $676, respectively. For the nine months ended October 31, 2019 and 2018, Other consisted of other costs of $479 and $597, amortization of incremental costs to obtain a contract of $1,375 and $1,045, and loss on disposal of previously capitalized software development of $0 and $676, respectively.
The following table further sets forth our Adjusted EBITDA:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adjusted EBITDA	$55,549	$29,666	$25,883	87%	$135,115	$91,094	$44,021	48%
As a percentage of revenue	35%	42%			41%	43%
Our Adjusted EBITDA increased by $25.9 million, or 87%, from $29.7 million for the three months ended October 31, 2018 to $55.5 million for the three months ended October 31, 2019. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a 123% increase in total revenue, primarily due to the inclusion of WageWorks' financial results following the Acquisition.
Our Adjusted EBITDA increased by $44.0 million, or 48%, from $91.1 million for the nine months ended October 31, 2018 to $135.1 million for the nine months ended October 31, 2019. The increase in Adjusted EBITDA was driven by the overall growth of our business, including a 56% increase in total revenue, primarily due to the inclusion of WageWorks' financial results following the Acquisition
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Acquisition of WageWorks
As the Acquisition closed on August 30, 2019, only two months of WageWorks' results of operations are included in our consolidated results of operations. Accordingly, the results of operations attributable to WageWorks may not be directly comparable to WageWorks' results of operations reported by WageWorks prior to the Acquisition.
Revenue
We generate revenue from three primary sources: service revenue, custodial revenue, and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, Clients and members for the administration services we provide in connection with the HSAs and other CDBs we offer. With respect to our Network Partners, our fees are generally based on a fixed tiered structure for the duration of our agreement with the relevant Network Partner and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered to our Members and Clients.
Custodial revenue.    We earn custodial revenue, an increasing component of our overall revenue, primarily from our HSA Assets deposited with our Depository Partners and with our insurance company partner, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit the HSA custodial cash with our Depository Partners pursuant to contracts that (i) have terms up to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on the HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments.
Interchange revenue.    We earn interchange revenue each time one of our Members uses one of our payment cards to make a qualified purchase. This revenue is collected each time a Member “swipes” our payment card to pay expenses. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing banks and card processors.
Cost of revenue
Cost of revenue includes costs related to servicing Member accounts, managing Client and Network Partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of revenue include interest retained by members on custodial cash and interchange costs incurred in connection with processing card transactions for our members.
Service costs.    Service costs include the servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits, the cost associated with issuance of new payment cards and costs of marketing materials that we produce for our Network Partners.
Custodial costs.    Custodial costs are comprised of interest retained by our HSA members and fees we pay to banking consultants whom we use to help secure agreements with our Depository Partners. Interest retained by HSA members is calculated on a tiered basis. The interest rates retained by HSA members can change based on a formula or upon required notice.
Interchange costs.    Interchange costs are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on FSA/HRA-linked payment card transactions, payment card costs are higher for FSA/HRA card transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.
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
Technology and development.    Technology and development expenses include personnel and related expenses for software engineering, information technology, product development, and security. Technology and development expenses also include software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, internal audit, compliance, and people departments. They also include depreciation, amortization, stock-based compensation and common expense allocations.
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results primarily from intangible assets acquired in connection with business combinations. The assets include acquired customer relationships, acquired developed technology, and acquired trade names and trademarks, which we amortize over the assets' estimated useful lives, estimated to be 10-15 years, 2-5 years, and 3 years, respectively. We also acquired intangible HSA portfolios from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate our acquired intangible assets for impairment annually, or at a triggering event.
Merger integration.    Merger integration expenses include personnel and related expenses, including severance, professional fees, and technology-related expenses directly related to the integration activities to merge operations as a result of the Acquisition.
Interest expense
Interest expense consists of interest expense and amortization of financing costs associated with our Credit Agreement.
Other expense, net
Other expense, net, primarily consists of acquisition costs and non-income-based taxes, less interest income earned on corporate cash.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As of October 31, 2019, we have recorded a net deferred tax liability. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Due to the positive evidence of current taxable income, reversing taxable temporary differences, and forecasted profitability, no valuation allowance was required as of October 31, 2019 for most of our deferred tax assets. However, we recorded a valuation allowance of $0.2 million as of October 31, 2019 and $0.1 million as of January 31, 2019. The increase in valuation allowance recorded is a result of state tax credits that are not expected to be utilized before they expire.
Comparison of the three and nine months ended October 31, 2019 and 2018
We incurred a net loss of $21.3 million during the three months ended October 31, 2019, compared to net income of $15.7 million during the three months ended October 31, 2018, and net income of $39.9 million for the nine months ended October 31, 2019, compared to net income of $60.8 million for the nine months ended October 31, 2018, due to the factors described below. The net loss during the three months ended October 31, 2019 includes $38.5 million, net of tax, of acquisition and merger integration expenses in connection with the Acquisition of WageWorks.
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Service revenue	$87,620	$25,041	$62,579	250%	$140,710	$74,797	$65,913	88%
Custodial revenue	46,972	31,564	15,408	49%	132,538	90,713	41,825	46%
Interchange revenue	22,526	13,890	8,636	62%	57,545	45,956	11,589	25%
Total revenue	$157,118	$70,495	$86,623	123%	$330,793	$211,466	$119,327	56%
Service revenue
The $62.6 million, or 250%, increase in service revenue from the three months ended October 31, 2018 to the three months ended October 31, 2019 was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $61.0 million of the increase. The remainder of the increase resulted from the increase in the number of HSAs, partially offset by lower service revenue per average HSA.
The $65.9 million, or 88%, increase in service revenue from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $61.0 million of the increase. The remainder of the increase resulted from an increase in the number of HSAs, partially offset by lower service revenue per average HSA.
The number of our HSAs increased by approximately 1.4 million, or 37%, from October 31, 2018 to October 31, 2019, primarily due to approximately 757,000 acquired HSAs. The remainder of the increase was due to HSA portfolio acquisitions and further penetration into existing Network Partners and the addition of new Network Partners.
Service revenue as a percentage of our total revenue increased primarily due to the inclusion of WageWorks' financial results, whose total revenue is comprised primarily of service revenue, following the Acquisition.
Custodial revenue
The $15.4 million, or 49%, increase in custodial revenue from the three months ended October 31, 2018 to the three months ended October 31, 2019 was primarily due to an increase in the yield on average HealthEquity HSA cash assets from 2.14% for the three months ended October 31, 2018 to 2.48% and an increase in average daily HealthEquity HSA cash assets of $0.9 billion, or 17%. The inclusion of WageWorks' financial results following the Acquisition contributed $3.7 million of custodial revenue during the period.
The $41.8 million, or 46%, increase in custodial revenue from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was primarily due to an increase in the yield on average HealthEquity HSA cash assets from 2.10% for the nine months ended October 31, 2018 to 2.52% and an increase in average daily HealthEquity HSA cash assets of $0.9 billion, or 17%. The inclusion of WageWorks' financial results following the Acquisition contributed $3.7 million of custodial revenue during the period.

Custodial revenue as a percentage of our total revenue decreased primarily due to the inclusion of WageWorks' financial results following the Acquisition, which has relatively little custodial revenue.
Interchange revenue
The $8.6 million, or 62%, increase in interchange revenue from the three months ended October 31, 2018 to the three months ended October 31, 2019 was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $7.4 million of the increase. The remainder of the increase resulted from an overall increase in the number of average HSAs, partially offset by lower card spend per average HSA.
The $11.6 million, or 25%, increase in interchange revenue from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $7.4 million of the increase. The remainder of the increase was as a result of an overall increase in the number of average HSAs, partially offset by lower card spend per average HSA.
Total revenue
Total revenue increased by $86.6 million, or 123%, and $119.3 million, or 56%, from the three and nine months ended October 31, 2018 to the three and nine months ended October 31, 2019, due to the impact of the WageWorks acquisition and related realized net synergies, which contributed $72.1 million.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Service costs	$52,278	$17,562	$34,716	198%	$92,672	$52,808	$39,864	75%
Custodial costs	4,384	3,551	833	23%	12,716	10,492	2,224	21%
Interchange costs	4,421	3,565	856	24%	13,177	11,418	1,759	15%
Total cost of revenue	$61,083	$24,678	$36,405	148%	$118,565	$74,718	$43,847	59%
Service costs
The $34.7 million, or 198%, increase in service costs from the three months ended October 31, 2018 to the three months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $32.0 million of the increase. The remainder of the increase resulted from the higher volume of accounts being serviced, including $1.6 million due to hiring additional personnel to implement and support our new Network Partners and HSAs, increases in stock-based compensation expense of $0.6 million, and increases in other expenses of $0.5 million.
The $39.9 million, or 75%, increase in service costs from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $32.0 million of the increase. The remainder of the increase resulted from the higher volume of accounts being serviced, including a $3.5 million increase due to the hiring of additional personnel to implement and support our new Network Partners and HSAs, increases in activation and processing costs of $1.6 million, increases in stock-based compensation expense of $1.3 million, and increases in other expenses of $1.5 million.
Custodial costs
The $0.8 million, or 23%, increase in custodial costs from the three months ended October 31, 2018 to the three months ended October 31, 2019 was due to an increase in average daily HealthEquity HSA cash assets, which increased from $5.6 billion for the three months ended October 31, 2018 to $6.5 billion for the three months ended October 31, 2019. Custodial interest costs on average HealthEquity HSA cash assets decreased slightly from 0.24% for the three months ended October 31, 2018 to 0.23% for the three months ended October 31, 2019.
The $2.2 million, or 21%, increase in custodial costs from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was due to an increase in average daily HealthEquity HSA cash assets, which increased from $5.5 billion for the nine months ended October 31, 2018 to $6.4 billion for the nine months ended October 31, 2019. Custodial interest costs on average HealthEquity HSA cash assets decreased slightly from 0.24% for the nine months ended October 31, 2018 to 0.23% for the nine months ended October 31, 2019.

Interchange costs
The $0.9 million, or 24%, and $1.8 million, or 15%, increase in interchange costs for the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2019 was due to an overall increase in average Total Accounts, partially offset by decreased card spend per average Total Accounts. In addition, the inclusion of WageWorks' results contributed $0.5 million to the increase.
Cost of revenue
As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

(in thousands, except percentages)	Three months ended October 31,				Nine months ended October 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$12,654	$7,502	$5,152	69%	$30,015	$21,605	$8,410	39%
Technology and development	23,511	8,678	14,833	171%	46,061	25,055	21,006	84%
General and administrative	19,222	9,161	10,061	110%	37,193	24,561	12,632	51%
Amortization of acquired intangible assets	13,051	1,490	11,561	776%	16,036	4,438	11,598	261%
Merger integration	17,675	—	17,675	n/a	20,459	—	20,459	n/a
Total operating expenses	$86,113	$26,831	$59,282	221%	$149,764	$75,659	$74,105	98%
Sales and marketing
The $5.2 million, or 69%, increase in sales and marketing expense from the three months ended October 31, 2018 to the three months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $3.5 million of the increase. The remainder of the increase was as a result of increased staffing of $0.9 million, increases in other expenses of $0.5 million, and higher stock-based compensation expense of $0.3 million.
The $8.4 million, or 39%, increase in sales and marketing expense from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $3.5 million of the increase. The remainder of the increase was as a result of increased staffing of $3.2 million, higher stock-based compensation expense of $0.8 million, and increases in other expenses of $0.9 million.
Technology and development
The $14.8 million, or 171%, increase in technology and development expense from the three months ended October 31, 2018 to the three months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $10.5 million of the increase. The remainder of the increase was as a result of increased personnel-related expense of $2.3 million, increases in professional fees of $2.0 million, increased stock-based compensation expense of $0.8 million, increases in amortization and depreciation of $0.3 million, and other increases of $0.9 million, which were partially offset by increases in capitalized development of $2.0 million.
The $21.0 million, or 84%, increase in technology and development expense from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $10.5 million of the increase. The remainder of the increase was as a result of increased personnel-related expense of $6.3 million, increases in professional fees of $5.4 million, increases in stock-based compensation expense of $1.9 million, increases in amortization and depreciation of $0.8 million, and other increases of $1.7 million, which were partially offset by increases in capitalized development of $5.6 million.
General and administrative
The $10.1 million, or 110%, increase in general and administrative expense from the three months ended October 31, 2018 to the three months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $9.2 million of the increase. The remainder of the increase was as a result of increases in stock-based compensation expense of $0.8 million.

The $12.6 million, or 51%, increase in general and administrative expense from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $9.2 million of the increase. The remainder of the increase was as a result of increased personnel-related expense of $0.8 million, increases in stock-based compensation expense of $2.3 million, and increases in other expenses of $0.3 million.
Amortization of acquired intangible assets
The $11.6 million increase in amortization of acquired intangible assets for the three and nine months ended October 31, 2019 was a result of the acquired identified intangible assets due to the Acquisition of WageWorks.
Merger integration
The $17.7 million and $20.5 million in merger integration expense for the three and nine months ended October 31, 2019 was due to integration activities directly related to the Acquisition. We expect merger integration expenses to continue for the next 24 to 36 months following the closing of the Acquisition on August 30, 2019.
Interest expense
The increase in interest expense for the three and nine months ended October 31, 2019 was due to the $1.25 billion borrowed under the Term Loan Facility to finance the Acquisition.
Other expense, net
The change in other expense, net from the three months ended October 31, 2018 to the three months ended October 31, 2019 was primarily due to acquisition costs of $32.9 million, partially offset by interest income of $2.0 million and a gain of $0.3 million in connection with the cancellation of our equity investment in WageWorks.
The change in other expense, net from the nine months ended October 31, 2018 to the nine months ended October 31, 2019 was primarily due to acquisition costs of $40.7 million, partially offset by a gain of $27.6 million in connection with the cancellation of our equity investment in WageWorks, as well as interest income on corporate cash of $5.3 million, respectively.
Income tax provision (benefit)
Income tax benefit for the three months ended October 31, 2019 was $9.9 million and income tax provision for the nine months ended October 31, 2019 was $3.9 million as compared to an income tax provision of $1.7 million and an income tax benefit of $1.3 million for the three and nine months ended October 31, 2018, respectively. The decrease in the tax provision for the three months ended October 31, 2019 was $11.6 million compared to the three months ended October 31, 2018. The increase in the tax provision for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 was $5.2 million. The change in the three and nine months ended October 31, 2019 and 2018 was primarily due to a gain in connection with our equity investment in WageWorks that will not be realized for income tax purposes offset by a decrease in excess tax benefits from stock-based compensation expense and certain costs incurred in connection with the Acquisition of WageWorks that are not deductible for income tax purposes.
Our effective income tax rate for the three and nine months ended October 31, 2019 was a benefit of 31.7% and an expense of 8.9%, compared to a provision of 10.0% and a benefit of 2.2% for the three and nine months ended October 31, 2018. The 21.7 percentage point change for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 is primarily due to a gain in connection with our equity investment in WageWorks that will not be realized for income tax purposes offset by a decrease in excess tax benefits from stock-based compensation expense and certain costs incurred in connection with the Acquisition of WageWorks that are not deductible for income tax purposes. The 11.1 percentage point increase for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 is primarily due to a decrease in excess tax benefits from stock-based compensation expense recognized in the provision for income taxes.
Seasonality
Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. A significant number of new and existing Network Partners bring us new HSAs and CDBs beginning in January of each year concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new accounts, we incur costs related to implementing and supporting our new Network Partners and new accounts. These costs of services relate to activating accounts and hiring additional staff, including seasonal help to support our member support center. These expenses begin to ramp up during our third fiscal quarter with the majority of expenses incurred in our fourth fiscal quarter.

Liquidity and capital resources
Cash and cash equivalents overview
In connection with the closing of the Acquisition on August 30, 2019, we entered into a new credit facility with Wells Fargo Bank, N.A., which includes a $350.0 million revolving credit facility. As of October 31, 2019, our principal source of liquidity was our current cash and cash equivalents balances, collections from our service, custodial and interchange revenue activities, and availability under the revolving credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures.
As of October 31, 2019 and January 31, 2019, cash and cash equivalents were $174.6 million and $361.5 million, respectively.
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
In connection with the closing of the Acquisition on August 30, 2019, the Company entered into a new $1.6 billion Credit Agreement, consisting of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion, the net proceeds of which were used by the Company to finance the Acquisition and related transactions, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 9—Indebtedness. We were in compliance with all covenants under the Credit Agreement as of October 31, 2019.
Use of cash
From February 1, 2019 to April 4, 2019, we acquired approximately 1.6 million shares of common stock of WageWorks for $53.8 million in open market purchases. On August 30, 2019, the Acquisition closed and we paid approximately $2.0 billion in cash to WageWorks stockholders, which was funded with net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.5 million, under the above term loan, and $816.9 million of cash on hand.
Capital expenditures for the nine months ended October 31, 2019 and 2018 were $22.4 million and $10.8 million, respectively. We expect our capital expenditures to increase for the remainder of the year ending January 31, 2020 as we continue to devote capital expenditures to improve the architecture and functionality of our technology platforms. Costs to improve the architecture of our technology platforms include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$74,070	$80,785
Net cash used in investing activities	(1,715,393)	(12,588)
Net cash provided by financing activities	1,454,405	21,338
Increase (decrease) in cash and cash equivalents	(186,918)	89,535
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$174,557	$289,007
Cash flows provided by operating activities. Net cash provided by operating activities during the nine months ended October 31, 2019 resulted primarily from our net income of $39.9 million, adjusted for the exclusion of non-cash items totaling $34.6 million, which included a $27.6 million gain on marketable equity securities, $28.8 million of depreciation and amortization expense, $31.2 million of stock-based compensation expense, and other non-cash items totaling $2.2 million, as well as the effect of changes in working capital and other carrying balances that resulted in cash outflows of $0.4 million.
Net cash provided by operating activities during the nine months ended October 31, 2018 resulted primarily from our net income of $60.8 million, adjusted for the exclusion of non-cash items totaling $29.8 million, which included $13.5 million of depreciation and amortization expense, $15.5 million of stock-based compensation expense, and other non-cash items totaling $0.8 million, as well as the effect of changes in working capital and other carrying balances that resulted in cash outflows of $9.7 million.
Cash flows used in investing activities. Net cash used in investing activities for the nine months ended October 31, 2019 was primarily the result of the Acquisition of WageWorks for $1.63 billion, net of cash acquired, purchases of marketable equity securities of $53.8 million. We also continued development of our proprietary system and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the nine months ended October 31, 2019 were $17.2 million, compared to purchases of software and capitalized software development costs of $7.4 million for the nine months ended October 31, 2018. Our purchases of property and equipment increased from $3.5 million for the nine months ended October 31, 2018 to $5.2 million for the nine months ended October 31, 2019, primarily as a result of increases in computer hardware. In addition, during the nine months ended October 31, 2019, purchases of intangible member assets resulted in cash outflows of $9.1 million, compared to $1.2 million for the nine months ended October 31, 2018.
Cash flows provided by financing activities. Cash flow provided by financing activities during the nine months ended October 31, 2019 resulted primarily from net borrowings of $1.22 billion, our follow-on offering where we received net proceeds of $458.9 million from the sale of 7,762,500 shares of our common stock, and the exercise of stock options of $7.3 million, compared to $21.3 million for the nine months ended October 31, 2018. These items were offset by $231.0 million of cash used to settle Client-held funds obligations.
Contractual obligations
The following table describes our contractual obligations for long-term debt obligations, future minimum lease payments, and other contractual payments as of October 31, 2019:

Fiscal year ending January 31, (in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations (1)	31,250	125,000	1,093,750	—	1,250,000
Interest on long-term debt obligations (2)	51,867	97,246	77,809	—	226,922
Operating lease obligations (3)	11,130	28,420	20,437	60,250	120,237
Other contractual obligations (4)	10,268	13,215	2,664	101	26,248
Total	$104,515	$263,881	$1,194,660	$60,351	$1,623,407
(1) As of October 31, 2019, maximum total borrowings under the Revolving Credit Facility is $350.0 million with a base interest rate determined in accordance with the Credit Agreement terms (see Note 8—Indebtedness). The debt maturity date is August 31, 2024. As of October 31, 2019, our outstanding principal of $1.25 billion is presented net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.
(2) Estimated interest payments assume the interest rate applicable as of October 31, 2019 of 4.12% per annum on a $1.25 billion outstanding principal amount.

(3) We lease office space, data storage facilities, and other leases under non-cancelable operating leases expiring at various dates through 2030.
(4) Other contractual obligations consist of processing services agreements, telephony services, immaterial capital leases, and other contractual commitments.
Off-balance sheet arrangements
During the three months ended October 31, 2019 and 2018, other than outstanding letters of credit issued under our Revolving Credit Facility, we do not have any off-balance sheet arrangements. The majority of the standby letters of credit expire in one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended January 31, 2019. Other than the adoption of ASU 2016-02 and related subsequent amendments, Leases, updates to our Investment policies, and client held funds described in Note 1 of the accompanying unaudited condensed consolidated financial statements, there have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2019, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the year ended January 31, 2019.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended October 31, 2019, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of October 31, 2019 were $174.6 million, of which $2.3 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of October 31, 2019 was $66.6 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash, cash equivalents, and marketable securities with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. As of October 31, 2019, we had HSA Assets of approximately $10.5 billion and Client-held funds of $670.0 million. We have entered into depository agreements with financial institutions for our HSA Assets and Client-held funds. The contracted interest rates were negotiated at the time the depository agreements were executed. A significant reduction in prevailing market interest rates may make it difficult for us to continue to place custodial deposits at the current contracted rates.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2019, we had unrestricted cash and cash equivalents of $174.6 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. At October 31, 2019, we had $1.25 billion outstanding under our Term Loan Facility and no amounts drawn under our Revolving Credit Facility.  Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments.  The interest rate on our Term Loan Credit Facility and Revolving Credit Facility is variable and was 4.12 percent at October 31, 2019.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at October 31, 2019 would result in approximately $12.6 million of additional interest expense over the next 12 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, and subject to the below exclusion, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired WageWorks on August 30, 2019, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of October 31, 2019 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of WageWorks. WageWorks’ assets and revenues represented approximately 13%, excluding the effects of purchase accounting, and approximately 46% of the Company's consolidated total assets and consolidated total revenues, respectively, as of and for the fiscal quarter ended October 31, 2019.

Material Weaknesses in Internal Control over Financial Reporting related to the WageWorks Acquisition
The Company completed the Acquisition of WageWorks on August 30, 2019, and we are currently evaluating the impact of the Acquisition on our internal control over financial reporting.
WageWorks management had assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. Based on the results of that evaluation, WageWorks management concluded that its internal control over financial reporting as of December 31, 2018 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.
Control Environment, Risk Assessment, Control Activities, Information and Communication and Monitoring
It was concluded that there was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former WageWorks senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. WageWorks management’s failure to timely communicate all pertinent information resulted in an environment which led to errors in the financial statements.
Based on the assessment of control environment, it was noted that WageWorks did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities information and communication and monitoring:

•
WageWorks did not have processes and controls to ensure there were adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.

•
WageWorks did not effectively execute a strategy to attract, develop and retain a sufficient complement of qualified resources with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

•
There was not an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.

•	WageWorks did not have adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to its policies and GAAP.

•	WageWorks did not have adequate management oversight around completeness and accuracy of data material to financial reporting.

•	There was a lack of robust, established and documented accounting policies and insufficiently detailed procedures to put these policies into effective action.

•
Wageworks was not focused on a commitment to competency as it relates to creating priorities, allocating adequate resources and establishing cross functional procedures around managing complex contracts and non-routine transactions as well as managing change and attracting, developing and retaining qualified resources.

These deficiencies in WageWorks' internal control over financial reporting contributed to the following identified material weaknesses:
A.    Accounting Close and Financial Reporting
WageWorks had inadequate or ineffective senior accounting leadership and corresponding process level and monitoring controls in the area of accounting close and financial reporting specifically, but not exclusively, around the review of account reconciliations, account estimates and related cut-off, and monitoring of the accounting close cycle and some areas of related sub-processes such as equity. WageWorks also did not have effective business processes and controls to conduct an effective review of manual data feeds into journal entries for platforms which were not integrated with the main enterprise resource planning system.
WageWorks did not have robust, established and documented accounting policies that were implemented effectively, which led to adjustments in areas such as, but not exclusive to, impairment of internally developed software (IDS) and unclaimed liability. As a result of these adjustments, the accounts related to amortization of IDS, fixed assets, and operating expenses as they relate to interest and penalties were impacted.

WageWorks also did not have a robust process around managing change and corresponding assessment and implementation of accounting policies. Furthermore, it also resulted in the delayed assessment and design of controls for the timely implementation of controls around Accounting Standard 606 (ASC 606) for Revenue Recognition, which was effective January 2018. These gaps resulted in several adjustments in the WageWorks financial statements as of the fiscal year ended December 31, 2018.
B.    Contract to Cash Process
WageWorks did not have effective controls around the contract-to-cash life cycle. The root cause of these gaps were due to inadequate or ineffective process level controls around billing set-up during customer implementation, managing change to existing customer billing terms and conditions, timely termination of customers, implementing complex and/or non-standard billing arrangements which require manual intervention or manual controls for billing to customers, processing timely adjustments, lack of robust, established and documented policies to assess collectability and reserve for revenue, bad debts and accounts receivable, and availability of customer contracts.
These gaps resulted in several adjustments in revenue, accounts receivable, and accounts receivable reserves in the WageWorks financial statement as of the fiscal year ended December 31, 2018.
C.    Risk Assessment and Management of Change
WageWorks did not maintain an effective risk assessment and monitoring process to manage the expansion of its business. Hence, there were inadequate and ineffective business and financial reporting control activities associated with change and growth in the business. Among other areas, the assessment of the control environment and the design of manual controls around financial system implementations was not performed adequately.
As a result, WageWorks did not properly estimate, reserve and record certain transactions that resulted in errors in the WageWorks financial statements as of the fiscal year ended December 31, 2018.
D.    Review of New, Unusual or Significant Transactions and Contracts
WageWorks did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, WageWorks did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives. This failure to identify and analyze changes occurred in connection with the integration of acquisitions and the monitoring and recording of certain revenues associated with a complex government contract. As a result, WageWorks did not properly account for certain transactions including revenue and customer obligation accounts, which resulted in errors in the WageWorks financial statements as of the fiscal year ended December 31, 2018.
E.    Manual Reconciliations of High-Volume Standard Transactions
WageWorks did not have effective business processes and controls as well as resources with adequate training and support to conduct an effective review of manual reconciliations including the complex data feeds into the reconciliations of high-volume standard transactions. This resulted in several errors mainly to balance sheet classifications around accounts receivable, customer obligations and other related accounts as of December 31, 2018.
F.    Information Technology General Controls (ITGC)
WageWorks did not have effective controls related to information technology general controls (ITGCs) in the areas of logical access and change-management over certain information technology (IT) systems that supported its financial reporting processes. WageWorks’ business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. WageWorks believed that these control deficiencies were a result of IT control processes having an inadequate risk-assessment process to identify and assess changes in business environment which would impact IT environments related to internal control over financial reporting. Hence, the control design, implementation, and documentation were not enhanced to adapt to the changing business environment. There was also insufficient training of IT personnel on how to design and implement ITGCs.
In addition to the material weaknesses noted above, WageWorks management identified several significant deficiencies and other deficiencies. These deficiencies relate to several areas that are partially rooted in the weaknesses in the internal control environment documented above.

These material weaknesses and other deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We are assessing plans to evaluate and remediate the material weaknesses outlined above.
Changes in Internal Control Over Financial Reporting
The Acquisition of WageWorks is considered a change in the Company's internal control over financial reporting. There were no other changes in the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Our wholly owned subsidiary, WageWorks, is party to certain pending material legal proceedings. However, as of October 31, 2019, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position. For a description of these legal proceedings, see Note 7—Commitments and contingencies of the Notes to condensed consolidated financial statements.
Item 1A. Risk factors
You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
Risks relating to the Acquisition and the integration of the WageWorks business into the Company
We may experience difficulties in integrating the operations of WageWorks into our business and in realizing the expected benefits of the Acquisition.
The success of the Acquisition depends in part on our ability to realize the anticipated business opportunities from combining the operations of WageWorks with our business in an efficient and effective manner. The integration process is an expensive multi-year process that could take longer and cost more than anticipated and result in the loss of Clients.
As part of the integration process, we plan to migrate certain Clients to different technology platforms, which could result in Client attrition if we are unable to meet Client expectations or if we are unable to meet the technical requirements of our Clients. Clients may also decide to not cooperate with the platform migration process, resulting in delays to and additional costs associated with this process or the loss of those Clients. The challenges associated with the platform migration process may result in Client dissatisfaction, potentially impairing our long-term relationship with our Clients. We may also face challenges in integrating the back-office systems and people associated with these technology platforms.
Another important aspect of the integration process is the integration of prior WageWorks acquisitions, as WageWorks historically allowed its acquired companies to continue functioning relatively independently, including through the use of independent technology platforms. For example, WageWorks was not able to completely integrate its acquisition of ADP’s Consumer Health Spending Account, COBRA, and direct bill businesses, resulting in the attrition of the clients associated with this business, which may continue to occur. Failure to successfully integrate these prior acquisitions as part of our overall integration process may adversely impact our ability to succeed as a combined company.
The integration process has also resulted, and may continue to result in, the loss of team members, as some legacy HealthEquity team members and legacy WageWorks team members have decided to seek alternative employment, including members of the WageWorks finance team. In addition, our management team and other team members are spending significant amounts of time on integration efforts, which may distract our management team and other team members from their other responsibilities.
Integration could also disrupt each company's ongoing businesses, result in tax inefficiencies, or create inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with third parties, or our ability to achieve the anticipated benefits of the Acquisition, and could harm our financial performance. In addition, it may be more difficult for us to accurately forecast our business and results of operations until we become more familiar with the WageWorks business.
If we are unable to successfully or timely integrate the operations of WageWorks with our business, we may incur unanticipated costs and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.
The synergies attributable to the Acquisition may vary from expectations.
We may fail to realize our anticipated benefits and synergies expected from the Acquisition, which could adversely affect our business, financial condition and operating results. The success of the Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of WageWorks complements our strategy by giving us access to more of the fast-growing HSA market by expanding our direct distribution to employers and benefits advisors as a single source, premier provider of HSAs and complementary CDBs. However, achieving these goals requires growth of the revenue of the combined company, realization of target custodial and other revenue synergies and realization of the targeted cost synergies expected from the Acquisition. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer or cost more to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer or cost more to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Acquisition within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.
The restatement of WageWorks’ previously issued financial results resulted in securities class action and shareholder litigation, as well as government investigations that could result in enforcement actions, which could have a material adverse impact on us.
WageWorks and certain of its former directors and officers are subject to securities class action and shareholder litigation relating to its previous public disclosures. In addition, WageWorks and certain of its former directors and officers are subject to government investigations arising out of the misstatements in its previously issued financial statements. See Note 7—Commitments and contingencies of the Notes to condensed consolidated financial statements for a description of these legal proceedings and investigations. The legal proceedings may result in substantial liability and other adverse consequences. In addition, WageWorks could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of alleged misstatements in its previously issued financial statements. Our management team has been and may continue to be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. We may also incur significant additional expenses in connection with these proceedings and investigations in order to defend this litigation and to fulfill indemnification obligations to former officers and directors of WageWorks.
WageWorks previously identified material weaknesses in its internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. WageWorks determined previously that its internal control over financial reporting was not effective due to the existence of unremediated material weaknesses in its internal control over financial reporting. See Item 4 - Controls and Procedures for a description of WageWorks' material weaknesses in its internal control over financial reporting.
We are developing a remediation plan designed to address the material weaknesses, but our remediation efforts are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our Credit Agreement, and may be required to seek waivers or repay amounts under the Credit Agreement earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

The complexity of the integration and transition associated with the Acquisition, together with the resulting increased scale and national presence, may affect our internal control over financial reporting and ability to effectively and timely report financial results.
The additional scale of the combined company's operations, together with the complexity of the integration effort, including the integration of, changes to or implementation of critical information technology systems, may adversely affect our ability to report financial results on a timely basis. In addition, we have to train new employees and third-party providers. The Acquisition requires significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Acquisition, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition and results of operations, and the market perception thereof, may be materially adversely affected.
WageWorks may have liabilities that are not known at this time.
As a result of the Acquisition, WageWorks became our subsidiary, subject to all of its liabilities, including the class action and derivative lawsuits and SEC investigation described above, as well as contractual indemnification obligations to its Clients arising from WageWorks' service delivery issues. There could be unasserted claims, assessments or contractual indemnification obligations that we failed or were unable to discover or identify in the course of performing due diligence investigations of WageWorks. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about WageWorks that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.
Risks relating to our business and industry
Our business is fundamentally dependent upon the availability and adoption of tax-advantaged health accounts and other CDBs by consumers and employers. Any diminution in, elimination of, or change in the availability of tax benefits or use of these accounts would materially adversely affect our results of operations, financial condition, business and prospects.
Substantially all of our revenue is earned from transactions involving tax-advantaged health accounts, such as HSAs, HRAs, FSAs, COBRA administration and other CDBs. Based on our experience with our customers, we believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other similar tax-advantaged healthcare savings arrangements and CDBs. If employers reduce or cease to offer HSA, HRA, FSA or other CDB programs, the tax benefits for these accounts are reduced or eliminated, or the rate of adoption of these accounts decreases, our results of operations, financial condition, business and prospects would be materially and adversely affected.
Our industry is rapidly evolving and undergoing significant technological change. If we are not successful in adapting to the evolving environment and promoting and improving the benefits of our technology platforms, our growth may be limited, and our business may be adversely affected.
The market for our products and services is subject to rapid and significant change and competition. The market for technology-enabled services that empower healthcare consumers and consumers of other CDBs is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry and the substantial resources available to our existing and potential competitors. It is uncertain whether our market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our customers.
Our success depends to a substantial extent on the willingness of consumers to increase their use of technology platforms to manage their saving and spending through HSAs and other CDBs, the ability of our platforms to increase consumer engagement, and our ability to demonstrate the value of our platforms to our existing customers and potential customers. If our existing customers do not recognize or acknowledge the benefits of our platforms or our platforms do not drive consumer engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
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
The market for our products and services is highly competitive, rapidly evolving and fragmented. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are HSA custodians that include state or federally chartered banks, such as Webster and Optum Bank, insurance companies, well-known retail investment companies, such as Fidelity Investments, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise and governance requirements. The HSA market is highly fragmented. We also have numerous indirect HSA competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to customer and Network Partner attrition, or cause us to reduce our fees; and this risk could be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors. Our other CDB competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators and commercial banks. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. Our Health Plan and Administrator Partners may also decide to offer HSAs or other CDBs directly, which would significantly reduce our channel partner opportunities.
Well-known retail mutual fund companies, such as Fidelity Investments, have entered the HSA business and Fidelity and other mutual fund companies may decide to expand their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with new competitors, our results of operations, financial condition, business and prospects could be materially adversely affected.
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
We derived 17% and 22% of our total revenue during nine months ended October 31, 2019 and October 31, 2018, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business and prospects would be materially adversely affected.
Data security, technological and intellectual property risks
As one of the largest providers of HSAs and other CDBs, we are frequently the target of cyber-attacks or other privacy or data security incidents. If our security measures are breached or unauthorized access to data is otherwise obtained, our technology platforms may be perceived as not being secure, our customers may reduce the use of, or stop using, our products and services, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our proprietary technology platforms enable the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. As a result of the Acquisition, we are one of the largest providers of HSAs and other CDBs and therefore an even more attractive target for cyber-attacks. The Acquisition has also added several new technology platforms that we must now secure and monitor.
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
In addition, we are continuing to evaluate the security measures associated with the technology platforms used by WageWorks, and we may find that current security measures for these platforms are not sufficient. The integration of the WageWorks technology platforms with our technology platforms may create further vulnerabilities in our systems. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems.
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
Our ability to ensure the security of our technology platforms and thus sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure is vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Such security breaches could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost or stolen. Such access, disclosure or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, operations and competitive position.
Fraudulent and other illegal activity involving our products and services, including our payment cards, could lead to financial and reputational damage to us and reduce the use and acceptance of our technology platforms.
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
We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our technology platforms that could lead to lost customers or harm to our reputation.
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
Developing and implementing new and updated applications, features and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected, which may harm our operating results or may not result in sufficient increases in revenue to justify the costs.
Attracting and retaining new customers requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, customers are increasingly seeking a bundled solution, encompassing a wide range of features. Accordingly, we must continue to develop new and updated applications, features and services, and maintain existing applications, features and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing ones or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing customers. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our content offerings and HSA and CDB services. These efforts may:

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
Our technology platforms are hosted by third-party data centers. Any disruption of service at our facilities or our third-party hosting providers could interrupt or delay our customers’ access to our products and services, which could harm our operating results.
The ability of our team members, members, Health Plan and Administrator Partners and Employer Partners to access our technology platforms is critical to our business. We cannot ensure that the measures we have taken will be effective to prevent or minimize interruptions to our operations. Our facilities and our third-party data centers are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:

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
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate test systems and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our online platforms and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay our customers’ access to our products, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our customers and strategic partners to cease doing business with us, any of which could negatively impact our revenue.
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
Any unscheduled interruption in our service could result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our customers’ ability to access our platforms, impair our delivery of our products and services and harm the perception of our platforms as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
Some of our technology platforms may link to or utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some of our technology platforms may incorporate software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unfavorable conditions on us. For example, by the terms of certain open source licenses, we could be required to offer our technology platforms that incorporate the open source software for no cost, that we make publicly-available source code for modifications or derivative works that we created based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license.  If portions of our proprietary software are determined to be subject to an open source license, then the value of our technologies and services could be reduced. In addition to risks related to license requirements, usage of open source software may be riskier than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
We must adequately protect our brands and the intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others.
We believe that the HealthEquity and WageWorks brands are critical to the success of our business, and we utilize trademark registration and other means to protect these brands. Our business would be harmed if we were unable to protect our brands against infringement and the value of our brands was to decrease as a result.
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
We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to achieving widespread acceptance of our products and services and attracting new customers and strategic partners. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses, we may fail to attract or retain a sufficient number of customers and strategic partners necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services.
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
We currently own the web domain names www.healthequity.com and www.wageworks.com, which are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the U.S. is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing strong branding if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.
Legal and regulatory risks
The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2022, substantially changes the way healthcare is financed by both governmental and private insurers and may significantly impact our industry. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration. For example, it is unclear whether the “Cadillac Tax”, now delayed until 2022, will be modified so that employee contributions to FSAs and HSAs are excluded from the calculation or if the entire tax will be repealed. If employers are less incentivized to offer our products and services to employees because of the Cadillac Tax, the resulting increased regulatory burdens, costs or other impacts, could materially adversely affect our results of operations and financial condition, business and prospects.
In addition, current proposals to implement a single payer or "Medicare for all" system in the U.S., if adopted would likely have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.
Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs and other healthcare-related CDBs would materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare as well as legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, HRAs, FSAs, and similar tax-advantaged healthcare accounts, may adversely affect our business, operating results, and financial condition. For example, the federal government or states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs and other healthcare related CDBs. We cannot predict if any new healthcare reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We are subject to privacy regulations, including regarding the access, use and disclosure of personally identifiable information.  If we or any of our third-party vendors experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with these privacy laws, rules and regulations, we have experienced data privacy incidents. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, as we have in connection with prior security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements and contractual obligations.
Privacy regulation has become a priority issue in many states, and as such the regulatory environment is continually changing. For example, the California Consumer Privacy Act ("CCPA") will come into effect on January 1, 2020. The CCPA requires companies, such as ours, that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Other governmental authorities are also considering legislative and regulatory proposals concerning data protection.
Continued compliance with current and potential new privacy laws, rules and regulations and meeting consumer expectations with respect to the control of personal data in a rapidly changing technology environment could result in higher compliance and technology costs for us, as well as costly penalties in the event we are deemed to no be in compliance with such laws, rules and regulations.
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
Changes in credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect our results of operations, business and financial position.
We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange fees, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.
We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
Our business, including many of the CDB plans we administer and our investment adviser and trust company subsidiaries, is subject to extensive, complex and frequently changing federal and state laws and regulations, including IRS, Health and Human Services (“HHS”), and Department of Labor (“DOL”) regulations; ERISA, HIPAA, HITECH and other privacy and data security regulations; the Advisors Act; state banking laws; and the Patient Protection and Affordable Care Act.
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
Compliance with regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the HHS, the DOL, the SEC, the Wyoming Division of Banking or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. In addition, all of our business is subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
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
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Network Partners enjoy significant market share in various geographic regions. If these Network Partners choose to partner with our competitors, or otherwise reduce offering, or cease to offer, our products and services, our results of operations, business and prospects could be materially adversely affected.

We rely on a limited number of bank identification number sponsors for our payment cards, and a change in relationship with any of these sponsors or the failure by these sponsors to comply with certain banking regulations could materially and adversely affect our business.
We rely on a limited number of bank identification number, or BIN, sponsors in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsors enable us to link the payment cards that we offer our members to the VISA and Mastercard networks, thereby allowing our members to use our payment cards to pay for expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsors, including a significant decline in the financial condition of any of our BIN sponsors, a decline in the quality of service provided by our BIN sponsors, the inability of our BIN sponsors to comply with applicable banking and financial service regulatory requirements, systems failure or the inability of our BIN sponsors to pay us fees, our business, financial condition and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering. In addition, we do not have long-term contracts with our BIN sponsors, and our BIN sponsors may increase the fees charged to us or terminate our relationship. If we were required to change BIN sponsors, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the recent increased regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
We rely on our federally insured custodial depository partners for certain custodial account services from which we earn fees. A business failure in any federally insured custodial depository partner would materially and adversely affect our business.
As a non-bank custodian, we rely on our federally insured custodial partners to hold our custodial cash assets. If any material adverse event were to affect one of our federally-insured custodial depository partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository partners, we could not accurately predict the success of such change or that the terms of our agreement with a new depository partner would be as favorable to us as our current agreements, especially in light of the consolidation in the banking industry, which has rendered the market for federally-insured retail banking services less competitive.
We receive important services from third-party vendors. Replacing them would be difficult and disruptive to our business.
We have entered into contracts with third-party vendors to provide critical services relating to our business, including the integration of the legacy WageWorks business into the legacy HealthEquity business, the redesign of our HSA technology platform, fraud management and other customer verification services, transaction processing and settlement, telephony services, and card production. In addition, WageWorks uses third-party vendors for its call centers and COBRA claims and transaction processing and also uses one of our competitors for other services. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could harm our reputation, materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations.
Acquisition and growth-related risks
As part of our acquisition strategy, we seek to acquire or invest in other companies or technologies, which could divert management’s attention, fail to be consummated, or even if consummated, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.
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
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to earn sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our technology platforms and of maintaining quality and security standards consistent with our brand;

•	the need to integrate or implement additional controls, procedures and policies;

•	harm to our existing business relationships with customers and strategic partners as a result of the acquisition;

•	the diversion of management’s time and resources from our core business;

•	the potential loss of key team members;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	our ability to coordinate organizations that are geographically diverse and that have different business cultures;

•	our inability to comply with the regulatory requirements applicable to the acquired business;

•	the inability to recognize acquired revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
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
We must be able to operate, integrate and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of customers, as well as to enhance our existing products and services, attract new customers and strategic partners, offer new products and services and integrate the legacy WageWorks business into our business, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability and customer loss. We are currently investing in a significant modernization of our proprietary technology platforms to ensure continued performance at scale, to reduce spending on maintenance activities and to enable us to execute technology innovation more quickly. If we are unsuccessful in implementing these upgrades to our platforms, we may be unable to adequately meet the needs of our customers and/or implement technology-based innovation in response to a rapidly changing market, which could harm our reputation and adversely impact our business, financial condition and results of operations.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The continued rapid expansion and development of our business, including as a result of the Acquisition, may place a significant strain upon our management and administrative, operational and financial infrastructure. As of October 31, 2019, we had approximately 5.0 million HSAs and $10.5 billion in HSA Assets representing growth of 37% and 48%, respectively, from October 31, 2018. For the nine months ended October 31, 2019, our total revenue and Adjusted EBITDA were approximately $330.8 million and $135.1 million, respectively, which represents year-over-year growth rates of approximately 56% and 48%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to

Adjusted EBITDA. Our growth strategy contemplates further increasing the number of our HSAs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs in the past may not be indicative of the rate at which we will be able to add additional HSAs in the future.
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
We intend to continue to invest in technology and development to create new and enhanced products and services to offer our customers and to enhance the capabilities of our platforms. We may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise in these areas. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development. Some new services may be received negatively by our existing and/or potential customers and strategic partners and have to be put on hold or canceled entirely.
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
We have recorded a significant amount of intangible assets, which increased substantially as a result of the Acquisition. We may need to record write-downs from future impairments of identified intangible assets and goodwill, which could adversely affect our costs and business operations.
Our consolidated balance sheet includes significant intangible assets, including approximately $1.3 billion in goodwill and $796.2 million in intangible assets, together representing approximately 83% of our total assets as of October 31, 2019. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Risks relating to our service and culture
Any failure to offer high-quality customer support services could adversely affect our relationships with our customers and strategic partners and our operating results.
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our products, services and business and on positive recommendations from our existing customers. Further, WageWorks uses third-party vendors for its call centers and COBRA claims and transaction processing, including certain offshore vendors, which vendors may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard may hurt our reputation or ability to attract and retain customers.
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
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. For example, competition for qualified personnel in our field and geographic market is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly in the technology-related fields. In addition, we have experienced employee turnover as a result of the Acquisition and expect to continue to experience employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business will be harmed.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including through the integration of WageWorks team members, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Financing, tax and related risks
We may require significant capital to fund our business, and our inability to generate and obtain such capital could harm our business, operating results, financial condition, and prospects.
To fund our expanding business, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the revenue we earn from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. The debt we incurred in connection with the Acquisition of WageWorks may make it more challenging to incur additional debt, as the associated Credit Agreement includes prohibitions against incurring additional debt without approval from our existing lenders, and other lenders may not be willing to take on the risk of adding to our existing leverage, In addition, debt financing increases expenses, may contain covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences and privileges superior to those associated with our common stock. Furthermore, the current economic environment may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.
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
A decline in interest rate levels, including an environment of negative interest rates, or lower asset values due to market conditions or other factors may reduce our ability to earn income on our HSA Assets and client-held funds and to attract HSA contributions, which would adversely affect our profitability.
As a non-bank custodian, we partner with our Depository Partners to hold our HSA Assets and other client-held funds. We earn a significant portion of our consolidated revenue from fees we earn from our Depository Partners, approximately 40% in the nine months ended October 31, 2019. A decline in prevailing interest rates or a negative interest rate environment may negatively affect our business by reducing the yield we realize on our HSA Assets and other client-held funds. In addition, if we do not offer competitive interest rates, our members may choose another HSA custodian. Similarly, if the value of the invested funds we hold declines, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected. Any such scenario could materially and adversely affect our business and results of operations.
Our ability to secure insurance may not be sufficient to cover potential liabilities.
We maintain various forms of liability insurance coverage, including coverage for errors and omissions, fiduciary, cybersecurity, employment practices, directors and officers insurance. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may affect the current market acceptance of our products and services, any of which could materially adversely affect our reputation and our business. Finally, our post-Acquisition liability insurance may not be sufficient to provide the combined company with all of the types of coverage mentioned above.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act, or Sarbanes-Oxley, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. Sarbanes-Oxley also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm. As described above, these risks are magnified as we integrate Wageworks into our internal controls and seek to rectify WageWorks' various material weaknesses.
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
Our quarterly operating results, including our revenue, gross profit, net income and cash flows, may vary significantly in the future, which could cause our stock price to decline rapidly, may lead analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other unanticipated issues. In addition, our operating results will be impacted by the Acquisition of WageWorks and may impact our ability to achieve the expectations of research analysts and investors. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Our quarterly operating expenses and operating results may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
The market price of our common stock has been, and may continue to be, volatile.
The stock market in general has been highly and increasingly volatile. The market price and trading volume for our common stock has been, and may continue to be, highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	our ability to integrate the operations of WageWorks and to realize the expected synergies and other benefits of the Acquisition;

•	changes in short-term interest rates or expectations of what short-term interest rates will be;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	any data breaches or interruptions in our services;

•	changes in government and other regulations, particularly those relating to the benefits of HSAs and other CDBs;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our Board and management team; and

•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, civil unrest in various parts of the world, acts of war, terrorist attacks or other catastrophic events.

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
Item 6. Exhibits

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Indemnification Agreement entered into between WageWorks, Inc., its affiliates and its former directors and officers	S-1	333-173709	10.1	July 19, 2011
10.2	HealthEquity, Inc. and WageWorks, Inc. 2010 Equity Incentive Plan (Amended and Restated in August 2019)	8-K	001-36568	10.2	August 30, 2019
10.3	Forms of Stock Option Agreements under the HealthEquity, Inc. and WageWorks, Inc. Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	July 19, 2011
10.4	Sublease Agreement between Oracle USA, Inc. and WageWorks, Inc., dated as of September 13, 2006	S-1	333-173709	10.11	April 25, 2011
10.5	First Amendment to Sublease between Oracle USA, Inc. and WageWorks, Inc. dated as of October 30, 2006	S-1	333-173709	10.12	April 25, 2011
10.6	Second Amendment to Sublease between Oracle America, Inc. and WageWorks, Inc., dated as of May 1, 2011	S-1	333-173709	10.25	June 8, 2011
10.7	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	April 25, 2011
10.8	Assignment and Assumption of Lease, between HCAP Strategies, Inc. and WageWorks, Inc., dated as of May 16, 2005	S-1	333-173709	10.14	April 25, 2011
10.9	Amendment to Commercial Building Lease, between Applied Buildings, LLC and WageWorks, Inc., dated as of September 8, 2005	S-1	333-173709	10.15	April 25, 2011
10.10	Lease, by and between Phoenix Investors #25, L.L.C. and WageWorks, Inc., dated as of July 23, 2007	S-1	333-173709	10.16	April 25, 2011
10.11	First Amendment to Lease, by and between Phoenix Investors $25, L.L.C. and WageWorks, Inc., dated as of May 24, 2010	S-1	333-173709	10.17	April 25, 2011

		Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.12	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and WageWorks, Inc., dated as of August 31, 2010	S-1	333-173709	10.18	April 25, 2011
10.13	Lease Agreement by and between Liberty Property Limited Partnership and WageWorks, Inc., dated as of March 26, 2014	10-K	001-35232	10.26	February 26, 2015
10.14	Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefits Administrators, LP, dated as of August 26, 2004	10-K	001-35232	10.27	February 26, 2015
10.15	First Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of December 1, 2004	10-K	001-35232	10.27A	February 26, 2015
10.16	Second Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of October 20, 2005	10-K	001-35232	10.27B	February 26, 2015
10.17
Third Amendment to Office Lease Agreement by and among NNN Las Colinas Highlands, LLC and its affiliates, Triple Net Properties Realty, Inc. and CONEXIS Benefit Administrators, LP, dated January 14, 2009
		10-K	001-35232	10.27C	February 26, 2015
10.18	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and WageWorks, Inc., dated as of July 31, 2014	10-K	001-35232	10.27D	February 26, 2015
10.19	Lease Agreement by and between Park Place Realty Holding Company, Inc. and WageWorks, Inc., dated April 10, 2014	10-Q	001-35232	10.1	May 5, 2015
10.20	Second Amendment to Lease, by and between Potawatomi Properties, L.L.C. and WageWorks, Inc., dated February 9, 2015	10-Q	001-35232	10.2	May 5, 2015
10.21	Lease Agreement by and between Freeport 9 Office Center, L.P. and WageWorks, Inc., dated March 25, 2015	10-Q	001-35232	10.3	May 5, 2015
10.22	Lease Agreement between Union Mesa 1, LLC and WageWorks, Inc., dated June 11, 2019	10-Q	001-35232	10.36	August 8, 2019
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
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

HEALTHEQUITY, INC.
Date: December 5, 2019	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer