Form 10-K
period 2020-01-31
HEALTHEQUITY, INC.
filed 2020-03-31
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
15 West Scenic Pointe Drive
Suite 100
Draper, Utah 84020
(801) 727-1000
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HQY	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2019, based on the closing price of $81.98 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $5.7 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2019, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2019 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2019. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 24, 2020, there were 71,082,306 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2020 annual meeting of stockholders (the "2020 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HealthEquity, Inc. and subsidiaries
Form 10-K annual report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties, including in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals, and expectations concerning our markets and market position, future operations, expenses and other results of operations, margins, profitability, tax rates, capital expenditures, liquidity and capital resources, and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to be correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, risks related to the following:
•our ability to realize the anticipated financial and other benefits from combining the operations of WageWorks with our business in an efficient and effective manner;
•our ability to compete effectively in a rapidly evolving healthcare and benefits administration industry;
•our dependence on the continued availability and benefits of tax-advantaged health savings accounts and other consumer-directed benefits;
•our ability to successfully identify, acquire and integrate additional portfolio purchases or acquisition targets;
•the significant competition we face and may face in the future, including from those with greater resources than us;
•our reliance on the availability and performance of our technology and communications systems;
•recent and potential future cybersecurity breaches of our technology and communications systems and other data interruptions, including resulting costs and liabilities, reputational damage and loss of business;
•the current uncertain healthcare environment, including changes in healthcare programs and expenditures and related regulations;
•our ability to comply with current and future privacy, healthcare, tax, investment adviser and other laws applicable to our business;
•our reliance on partners and third party vendors for distribution and important services;
•our ability to develop and implement updated features for our technology and communications systems and successfully manage our growth;
•our ability to protect our brand and other intellectual property rights;
•our reliance on our management team and key team members; and
•other risks and factors listed under "Risk factors" and elsewhere in this report.
Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in providing technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Consumers and employers use our platforms to manage tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, commuter and other benefits, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit information, access remote and telemedicine benefits, earn wellness incentives, and receive investment advice to grow their tax-advantaged healthcare savings. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of the approximately 190 million under-age 65 consumers with private health insurance in the United States to use platforms such as ours.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2020, we administered 5.3 million HSAs, with balances totaling $11.5 billion, which we call HSA Assets. During the years ended January 31, 2020 and 2019, we added approximately 1.5 million and 679,000 new HSAs, respectively. Also, as of January 31, 2020, we administered 7.4 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs on our platforms as Total Accounts, of which we had 12.8 million as of January 31, 2020.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through a sales force that calls on Clients directly, relationships with benefits brokers and advisors, and integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners. As of January 31, 2020, our platforms were integrated with 165 Network Partners and more than 100,000 Clients.
We have grown our share of the growing HSA market from 4% in calendar year 2010 to 16% in 2019, including by 3% as a result of the acquisition of WageWorks on August 30, 2019. According to Devenir, today we are the largest HSA provider by accounts and second largest by assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology is designed to help consumers optimize the value of their HSAs and other CDBs, as they gain confidence and skill in their management of financial responsibility for lifetime healthcare.
Our ability to engage consumers is enhanced by our platforms’ capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems, which we call Ecosystem Partners. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and virtual platforms. See “Key components of our results of operations” for additional information on our sources of revenue.
Acquisition of WageWorks
On August 30, 2019, we completed the acquisition (the "Acquisition") of WageWorks, Inc. ("WageWorks") and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under a new term loan facility and approximately $816.9 million of cash on hand.
We expect the Acquisition to enable us to increase the number of our employer opportunities, the conversion of these opportunities to Clients, and the value of Clients in generating members, HSA Assets and complementary CDBs. WageWorks’ strength of selling to employers directly and through health benefits brokers and advisors complements our distribution through health plans, benefit administrators and retirement record-keeping partners.

With WageWorks’ CDB capabilities, we are working to provide employers with a single partner for both HSAs and other CDBs, which is preferred by the vast majority of employers according to research conducted for us by Aite Group. For Clients that partner with us in this way, we believe we can produce more value by encouraging both CDB participants to contribute to HSAs and HSA-only members to take advantage of tax savings by increasing their account balances in other CDBs. Accordingly, we believe that there are significant opportunities to expand the scope of services that we provide to our Clients.
Our products and services
Technology platforms. We offer multiple cloud-based platforms, accessed by our members online via a desktop or mobile device, through which individuals can make health saving and spending decisions, pay healthcare bills, compare treatment options and prices, receive personalized benefit and clinical information, earn wellness incentives, grow their savings and make investment choices. The platforms provide users with access to services we provide as well as services provided by third parties selected by us or by our Network Partners.
Among other features, our HSA platform includes the capability to present to users medical bills upon adjudication by a health plan, including details such as the amount paid by insurance, specific nature of the medical service provided, and diagnostic code. Users of our HSA platform can pay these bills from an account of ours or from any bank account, online, via a mobile device, or using our payment card. All users of our HSA platform gain access to our healthcare consumer specialists, available every hour of every day, via a toll-free telephone number or email. Our specialists can assist users with such tasks as optimizing the use of tax-advantaged accounts to reduce medical spending or selecting from among medical plans offered by an employer or health plan.
We acquired several other technology platforms as part of the Acquisition. These additional technology platforms are designed to be highly scalable based on an on-demand delivery model that Clients and members may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model for these platforms eliminates the need for our Clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.
We intend to phase out over time certain technology platforms, which will require us to migrate certain Clients to one of our remaining technology platforms.
Health savings accounts. The Medicare Modernization Act of 2003 created HSAs, a tax-exempt trust or custodial account managed by a custodian that is a bank, an insurance company, or a non-bank custodian specifically authorized by the Internal Revenue Service, or IRS, as meeting certain ownership, capitalization, expertise, and governance requirements. We are an IRS-approved non-bank custodian of our members' HSAs, designated to serve as both a passive and non-passive non-bank custodian of HSAs.
To be eligible to contribute to an HSA, an individual must be covered under a high deductible healthcare plan, or HDHP, have no additional health coverage, not be enrolled in Medicare, and not be claimed as a dependent on someone else’s tax return. HSAs have several tax-advantaged benefits, which we call the "triple tax savings": (1) individuals can claim a tax deduction for contributions they make to their HSAs, and contributions that their employers make to their HSAs may be excluded from their gross income for purposes of federal and most state income and employment tax; (2) the interest or earnings on the assets in the account, including reinvestment, accumulate without being subject to tax; and (3) distributions may be tax free if they are used to pay qualified medical expenses. There is no requirement to provide receipts to us to substantiate HSA distributions to members, whether made through our payment card or directly from our online HSA platform. Additionally, taxable distributions other than for qualified medical expenses are permitted without penalty (although subject to income tax) after age 65. Balances remain in the account until used, i.e., there is no “use or lose” requirement. An HSA is owned by the account holder; it remains the account holder’s property upon a change of employment, health plan or retirement.
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

We offer three levels of service to investors:
•Self-driven: For members who do not subscribe for AdvisorTM, we provide a mutual fund investment platform to invest HSA balances. Neither we nor AdvisorTM provides advice to members in respect of investments among funds on the platform;
•GPS: AdvisorTM provides guidance and advice, but the member makes the final investment decisions and implements portfolio allocation and investment advice through the HealthEquity platform; and
•Auto-pilot: AdvisorTM manages the account and implements portfolio allocation and investment advice automatically for the member.
Regardless of the level of service selected, members are responsible for their proportionate share of fees and expenses payable by the underlying mutual funds and other investment vehicles in which they invest.
Flexible spending accounts. Healthcare FSAs are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, and medical devices. Our employer Clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees.
The IRS imposes a limit, indexed to inflation, on pre-tax dollar employee contributions made to healthcare FSAs. The IRS also allows a carryover of up to $500 that does not count against or otherwise affect the indexed salary reduction limit applicable to each plan year. Employers are able to contribute additional amounts in excess of this statutory limit, and may choose to do so in an effort to mitigate the impact of rising healthcare costs on their employees.
We also administer FSA programs for dependent care plans. These plans allow employees to set aside pre-tax dollars to pay for eligible dependent care expenses, which typically include child care or day care expenses but may also include expenses incurred from adult and elder care. Current laws and regulations impose a statutory limit on the amount of pre-tax dollars employees can contribute to dependent care FSAs with no carryover allowed. Like healthcare FSAs, employers can also contribute funds to employees’ dependent care FSAs, subject to the statutory annual limit on total contributions. As with healthcare FSAs, employers realize payroll tax savings on the pre-tax dependent care FSA contributions made by their employees.
In March 2016 WageWorks was selected by the United States Office of Personnel Management (“OPM”) to administer its Federal Flexible Spending Account Program (“FSAFEDS”). This relationship provides eligible federal government employees access to our advanced technology platforms and premium service capabilities. In addition, the United States Postal Service became a member of the OPM contract during the first quarter of 2017. These relationships were acquired by us through the Acquisition.
Health reimbursement arrangements. Under HRAs, employers provide their employees with a specified amount of reimbursement funds that are available to help employees defray their out-of-pocket healthcare expenses, such as deductibles, co-insurance and co-payments. HRAs may only be funded by employers and there is no limitation on how much employers may contribute; however, similar to other CDBs that are funded with pre-tax dollars, employers are required to establish the programs in such a way as to prevent discrimination in favor of highly compensated employees. HRAs must either be considered an excepted benefit (for example, a dental-only HRA or a vision-only HRA), a retiree HRA or be integrated with another group health plan. HRAs can be customized by employers so employers have the freedom to determine what expenses are eligible for reimbursement under these arrangements. At the end of the plan year, employers have the option to allow all or a portion of the unused funds to roll over and accumulate year-to-year if not spent. All amounts paid by employers into HRAs are deductible for tax purposes by the employer and tax-free to the employee.
COBRA. We offer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits, which include medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for qualified beneficiaries for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay us directly as opposed to their employers for coverage they elect to continue. We handle the accounting and customer services for such terminated employees, as well as interfacing with the carrier regarding the employees’ eligibility for participation in the COBRA program.

Commuter Programs. We administer pre-tax commuter benefit programs. Employers are permitted to provide employees with commuter benefits including qualified transit (which includes vanpooling) and parking. The maximum monthly federal (and sometimes state) tax free exclusion is adjusted for inflation. For 2020, the maximum pre-tax monthly limits are $270 for qualified transit and $270 for qualified parking.
Our technology
Our proprietary technology is deployed as a cloud-based solution that is accessible to customers through the web and mobile devices. We utilize a multi-tenant architecture that allows changes made for one Network Partner to be extended to all others. This architecture provides operating leverage by reducing costs and improving efficiencies, enabling us to maximize the utilization of our infrastructure capacity with a reduction in required maintenance. We are increasing investment in our technology and communications systems to support new opportunities and enhance security, privacy, and platform infrastructure. During the years ended January 31, 2020, 2019, and 2018, we capitalized software development costs of $24.1 million, $9.3 million, and $8.1 million, respectively. In addition, we incurred $23.8 million, $13.7 million, and $12.2 million, respectively, in software development costs primarily related to the post-implementation and operation stages of our proprietary software.
Our solution is hosted on a virtual private cloud with an ability to scale on demand. This allows us to quickly support our current and projected growth. We utilize multiple redundant third-party data centers to ensure continuous access and data availability. The data centers are purpose-built facilities for hosting mission critical systems with multiple built-in redundancy layers to minimize service disruptions and meet industry-standard measures.
Due to the sensitive nature of our customers’ data, we have a heightened focus on data security and protection. We have implemented industry-standard processes, policies, and tools through all levels of our software development and network administration, reducing the risk of vulnerabilities in our system.
Our competitive landscape
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platforms and capabilities to increase our market share. However, some of our direct competitors (including well-known mutual fund companies such as Fidelity Investments and healthcare service companies such as United Health Group's Optum) are in a position, should they choose, to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Our competitive strengths and strategy
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our technology platforms are aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Leadership and first-mover advantage. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation, and differentiated capabilities. Our leadership position is evidenced by the quadrupling of our market share (measured by HSA Assets), from 4% in December 2010 to 16% in December 2019, as noted by the 2019 Devenir HSA Research Report, which indicates we are the second largest HSA custodian by market share measured by HSA Assets.
Complete solution for managing consumer healthcare saving and spending. Our members utilize our platforms in a number of ways and in varying frequencies. For example, our members utilize our HSA platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras.
Bundled solution for HSAs and complementary CDBs. We are the largest custodian and administrator of HSAs (by number of accounts), as well as a market-share leader in each of the major categories of complementary CDBs, including FSAs and HSAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With WageWorks’ CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
Proprietary and integrated technology platforms. We have proprietary cloud-based technology platforms, developed and refined during more than a decade of operations and acquired through the Acquisition, which we believe are highly differentiated in the marketplace for a number of key reasons:
•Purpose-built technology:    Our platforms were designed specifically to serve the needs of healthcare consumers, health plans and employers. We believe they provide greater functionality and flexibility than the technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with platforms that encompass all of the core functionality of healthcare saving and spending in integrated, secure, and compliant systems, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, HSA trust administration, online investment advice, and sophisticated analytics.
•Data integration:    Our technology platforms allow us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight, and individually tailored strategies into the consumer experience. We currently have more than 15,000 distinct integrations with health plans, pharmacy benefit managers, employers, and other benefits provider systems. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules, and security protocols that are difficult or expensive to change.
•Configurability:    Our flexible technology platforms enable us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can readily configure product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees, and mutual fund investment choices.
Differentiated consumer experience. We have designed our solutions and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides a significant competitive advantage relative to legacy competitors whom we believe prioritize transaction processing and benefits administration.
•Culture:    We call our culture “DEEP Purple,” which we define as driving excellence, ethics, and process while providing remarkable service. Our DEEP Purple culture is a significant factor in our ability to attract and retain customers and to nimbly address opportunities in the rapidly changing healthcare sector.
•Technology:    Our technology helps us to deliver on our commitment to DEEP Purple. We tailor the content of our platforms and the guidance of our experts to be timely, personal, and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platforms or call us. We employ individuals who provide real-time assistance to our members via telephone, email, or chat.
•Customer service and education: As a key part of our strategy and commitment to DEEP Purple, our team members work directly with our Network Partners to engage with consumers, educating them about the benefits of our HSAs and our other products and providing personalized guidance.
We believe our DEEP Purple culture drives our success. Our commitment to DEEP Purple has been rewarded with consumer loyalty scores that exceed those of most banks and traditional health insurers.
Large and diversified channel access. We believe our differentiated distribution platforms provide a competitive advantage by efficiently enabling us to reach a growing consumer market. Our platforms are built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we work with Network Partners to reach consumers in addition to marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA members.
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
Scalable operating model. We believe that our technology is scalable because our products and services are accessed primarily through our technology platforms, which are cloud based. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to earn high-margin revenue from existing HSA members grows over time because our HSA members’ balances typically grow, increasing custodial revenue without significant incremental cost to us.
Strong customer retention rates. Retention of our HSA members has been strong over time. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and may result in closure fees. We believe that our retention rates are also high due to our HSA platform’s integration with the broader healthcare system used by our HSA members and our customer engagement and focus on the consumer experience.
Selectively pursue strategic acquisitions. We have a successful history of acquiring HSA portfolios and businesses that strengthen our platform, including the recent acquisition of WageWorks. We expect to continue this growth strategy and regularly evaluate opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions that have created value for stockholders. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
Government regulation
Our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations.
IRS regulations
We are subject to applicable IRS regulations, which lay the foundation for tax savings and eligible expenses under the HSAs, HRAs, and FSAs we administer. The IRS issues guidance regarding these regulations regularly. In addition, we are subject to conflict of interest and other prohibited transaction rules that are enforced through excise taxes under the Internal Revenue Code. Although the excise taxes are enforced by the IRS, the underlying rules are promulgated by the Department of Labor.
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders.  In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each calendar year-end and 4% of the non-passive custodial funds held at each calendar year-end in order to take on additional custodial assets. As of December 31, 2019, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
Privacy and data security regulations
In the provision of HSA custodial services and directed TPA services for FSAs and HRAs, we are subject to the Financial Services Modernization Act of 1999 (Gramm-Leach-Bliley Act or GLBA), the Health Insurance Portability and Accountability Act of 1996 (HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act), and similar state laws.
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
HIPAA covered entities and their business associates are required to adhere to HIPAA privacy and security standards. Covered entities include most healthcare providers, health plans, and healthcare clearinghouses. Because we perform services (such as FSA services) for covered entities that include processing protected health information, we are a business associate and subject to HIPAA. The two rules that most significantly affect our business are: (i) the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule; and (ii) the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule. The Privacy Rule restricts the use and disclosure of protected health information, and requires us to safeguard that information and provide certain rights to individuals with respect to that information. The Security Rule establishes requirements for safeguarding protected health information transmitted or stored electronically. Both civil and criminal penalties apply for violating HIPAA, which may be enforced by both the Department of Health and Human Services’ Office for Civil Rights and state attorneys general. Violations of HIPAA may also subject us to contractual remedies under the terms of agreements with covered entities.
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
ERISA
Our private-sector clients’ FSAs, HRAs, COBRA continuation insurance, and other account-based retirement plans are covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, which governs “employee benefits plans.” Title I of ERISA does not generally apply to HSAs. ERISA generally imposes extensive reporting requirements on employers, as well as an obligation to provide various disclosures to covered employees and beneficiaries; and employers and third-party administrators that have authority or discretion over management, administration, or investment of plan assets are subject to fiduciary responsibility under ERISA. ERISA's requirements affect our FSAs, HRAs, and COBRA administration businesses. The Department of Labor can bring enforcement actions or assess penalties against employers, investment advisers, administrators, and other service providers for failing to comply with ERISA’s requirements. Participants and beneficiaries may also file lawsuits against employers, investment advisers, administrators, and other service providers under ERISA.
Department of Labor
The Department of Labor, or the DOL, regulates plans that are subject to ERISA, including health FSAs, HRAs, and 401(k) and other retirement plans, as well as COBRA administration. The DOL also issues guidance related to fiduciary responsibility and prohibited transactions under ERISA and the Internal Revenue Code that affect administration of HSAs (as well as health FSAs, HRAs, and retirement plans).
The DOL issues regulations, technical releases, and other guidance that apply to employee benefit plans, tax-favored savings arrangements (including HSAs) and COBRA administration, generally. In addition, in response to a request by an individual or an organization, the DOL’s Employee Benefits Security Administration may issue an advisory opinion that interprets and applies ERISA and/or corresponding prohibited transaction rules under the Internal Revenue Code to a specific situation, including issues related to consumer-centric healthcare accounts and retirement plans.
Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare benefits through the Affordable Care Act. The legislation amended various provisions in many federal laws, including the Internal Revenue Code and ERISA. The reforms included new excise taxes that incentivize employers to provide health benefits (including HSA-compatible benefits) to all full-time employees and new coverage mandates for health plans. The rules directly affect health FSAs and HRAs and have an indirect effect on HSAs. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration, including proposed "Medicare for all" plans.
Investment Advisers Act of 1940
Our subsidiary HealthEquity Advisors, LLC is an SEC-registered investment adviser that provides web-only automated investment advisory services to members. As an SEC-registered investment adviser, it must comply with the requirements of the Investment Advisers Act of 1940, or the Advisers Act, and related Securities and Exchange Commission, or SEC, regulations and is subject to periodic inspections by the SEC staff. Such requirements relate to, among other things, fiduciary duties to clients, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions limitations on agency cross and principal transactions between the adviser and its clients, and general anti-fraud prohibitions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences.
Intellectual property
Intellectual property is important to our success. We rely on trademarks and other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes, and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our team members and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our team members and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.
Geographic areas
Our sole geographic market is the U.S.
Employees
We refer to our employees as our team members. As of January 31, 2020, we had 2,931 team members, including 1,958 in service delivery, 495 in technology and development, and 478 in sales and marketing, general and administrative. We consider our relationship with our team members to be good. None of our team members are represented by a labor union or are party to a collective bargaining agreement.
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
Where you can find additional information
Our website is located at www.healthequity.com, and our investor relations website is located at ir.healthequity.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC.

Item 1A. Risk factors
You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. If any of the following risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
As part of the integration process, we are working to migrate certain Clients to different technology platforms, which could result in Client attrition if we are unable to meet Client expectations or if we are unable to meet the technical requirements of our Clients. Clients may also decide to not cooperate with the platform migration process, resulting in delays to and additional costs associated with this process or the loss of those Clients. The challenges associated with the platform migration process may result in Client dissatisfaction, potentially impairing our long-term relationship with our Clients. We may also face challenges in integrating the back-office systems and people associated with these technology platforms.
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
The integration process has also resulted, and may continue to result in, the loss of team members, as some team members have decided to seek alternative employment, including members of the finance team. In addition, our management team and other team members are spending significant amounts of time on integration efforts, which may distract them from their other responsibilities.
Integration could also disrupt each company's ongoing businesses, result in tax inefficiencies, or create inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with third parties, or our ability to achieve the anticipated benefits of the Acquisition, and could harm our financial performance.
If we are unable to successfully or timely integrate the operations of WageWorks with our business, we may incur unanticipated costs and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the Acquisition, and our business, results of operations, and financial condition could be materially and adversely affected.
The synergies attributable to the Acquisition may vary from expectations.
We may fail to realize our anticipated benefits and synergies expected from the Acquisition, which could adversely affect our business, financial condition, and operating results. The success of the Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of WageWorks complements our strategy by giving us access to more of the fast-growing HSA market by expanding our direct distribution to employers and benefits advisors as a single source, premier provider of HSAs and complementary CDBs. However, achieving these goals requires growth of the revenue of the combined company, the integration of the WageWorks' CDB and other offerings with our technology platforms, realization of target custodial and other revenue synergies, and realization of the targeted cost synergies expected from the Acquisition. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer or cost more to realize than expected. Actual operating, technological, strategic, and revenue opportunities, if achieved at all, may be less significant than expected or may take longer or cost more to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Acquisition within the anticipated timing or at all, our business, financial condition, and operating results may be adversely affected.
The restatement of WageWorks’ previously issued financial results resulted in securities class action and stockholder litigation, as well as government investigations that could result in enforcement actions, which could have a material adverse impact on us.
WageWorks and certain of its former directors and officers are subject to securities class action and stockholder litigation relating to its previous public disclosures. In addition, WageWorks and certain of its former directors and officers are subject to government investigations arising out of the misstatements in its previously issued financial statements. See Note 7—Commitments and contingencies of the Notes to consolidated financial statements for a description of these legal proceedings and investigations. The legal proceedings may result in substantial liability and other adverse consequences. In addition, WageWorks could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of alleged misstatements in its previously issued financial statements. Our management team may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows. We may also incur significant additional expenses in connection with these proceedings and investigations in order to defend this litigation and to fulfill indemnification obligations to former officers and directors of WageWorks.
WageWorks previously identified material weaknesses in its internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. WageWorks determined previously that its internal control over financial reporting was not effective due to the existence of unremediated material weaknesses in its internal control over financial reporting. See Item 9A - Controls and Procedures for a description of WageWorks' material weaknesses in its internal control over financial reporting.
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
The additional scale of the combined company's operations, together with the complexity of the integration effort, including the integration of, changes to or implementation of critical information technology systems, may adversely affect our ability to report financial results on a timely basis. In addition, we have to train new team members and third-party providers. The Acquisition requires significant modifications to our internal control systems, processes, and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Acquisition, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition and results of operations, and the market perception thereof, may be materially adversely affected.
WageWorks may have liabilities that are not known at this time.
As a result of the Acquisition, WageWorks became our subsidiary, subject to all of its liabilities, including the class action and derivative lawsuits and SEC investigation described above, as well as contractual indemnification obligations to its Clients arising from WageWorks' service delivery issues. There could be unasserted claims, assessments or contractual indemnification obligations that we failed or were unable to discover or identify in the course of performing due diligence investigations of WageWorks. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about WageWorks that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws.
Risks relating to our business and industry
A widespread health pandemic, such as the current outbreak of the COVID-19 virus, could materially impact our business.
Our business could be severely impacted by a widespread regional, national or global health pandemic. For example, a widespread health pandemic may cause our account holders to use HSA funds to cover healthcare expenses on a much larger scale than normal, which could impact our relationships with our depository partners that hold these funds, cause us to incur fees as a result of lower account balances held with depository partners and reduce revenue we receive on such funds. In addition, a health pandemic may cause interest rates to decline, which would negatively impact the interest rates we receive when depositing new HSA Assets or client-held funds with our depository partners. In addition, a health pandemic may cause stock market fluctuations which could negatively impact HSA investment assets and the related fees that we earn from them. A health pandemic may also impact the number of sales opportunities available to the Company. Finally, our ability to provide high levels of service to our clients could also be negatively impacted if a large number of our team members or employees of our vendors that we rely upon are unable to fulfill their responsibilities due to sickness.
We expect our business to be adversely affected by the recent outbreak of the COVID-19 virus, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly and, as a result, funds that we place with our depository partners in this environment will receive lower interest rates than we originally expected. We expect stock market fluctuations to negatively impact HSA investment assets and the related fees we earn from them. Sales opportunities have also been impacted, with some opportunities delayed or now being held virtually. We may be unable to meet our service level commitments to our clients as a results of disruptions to our work force and disruptions to third part contracts that we rely on to provide our services. Our financial results related to certain of our products may be adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak or other impacts from the outbreak. Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar clauses, which would negatively impact our financial results. In the event our financial results are severely impacted, it may make it more difficult for us to comply with the financial covenants in our credit agreement, which could result in a breach of the financial covenants and the acceleration of our outstanding debt by our lenders. The extent to which the COVID-19 virus will negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Our business is fundamentally dependent upon the availability and adoption of tax-advantaged health savings accounts and other CDBs by consumers and employers. Any diminution in, elimination of, or change in the availability of tax benefits or use of these accounts would materially adversely affect our results of operations, financial condition, business, and prospects.
Substantially all of our revenue is earned from tax-advantaged HSAs and other CDBs. Based on our experience with our customers, we believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other CDBs. If employers reduce or cease to offer HSAs or other CDB programs, the tax benefits for these accounts are reduced or eliminated, or the rate of adoption of these accounts decreases, our results of operations, financial condition, business, and prospects would be materially and adversely affected.
Our industry is rapidly evolving and undergoing significant technological change. If we are not successful in adapting to the evolving environment and promoting and improving the benefits of our technology platforms, our growth may be limited, and our business may be adversely affected.
The market for our products and services is subject to rapid and significant change and competition. The market for technology-enabled services that empower consumers of HSAs and other CDBs is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry and the substantial resources available to our existing and potential competitors. It is uncertain whether our market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers.
Our success depends to a substantial extent on the willingness of consumers to increase their use of technology platforms to manage their saving and spending through HSAs and other CDBs, the ability of our platforms to increase consumer engagement, and our ability to demonstrate the value of our platforms to our existing customers and potential customers. If our existing customers do not recognize or acknowledge the benefits of our platforms or our platforms do not drive consumer engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal, and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
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
We may be unable to compete effectively against our current and future competitors, which could have a material adverse effect on our results of operations, financial condition, business, and prospects.
The market for our products and services is highly competitive, rapidly evolving, and fragmented. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are HSA custodians that include state or federally chartered banks, such as Webster and Optum Bank, insurance companies, well-known retail investment companies, such as Fidelity Investments, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise, and governance requirements.
The HSA market is highly fragmented. We also have numerous indirect HSA competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to customer and Network Partner attrition, or cause us to reduce our fees; and this risk could be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors. Our other CDB competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks.
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
Well-known retail mutual fund companies, such as Fidelity Investments, have entered the HSA business and Fidelity and other mutual fund companies may decide to expand their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with new competitors, our results of operations, financial condition, business, and prospects could be materially adversely affected.
Many of our competitors, in particular banks, insurance companies, and other financial institutions, have longer operating histories and significantly greater financial, technical, marketing, and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale, and support of their products and services and have offered, or may in the future offer, a wider range of products and services that are increasingly desired by potential customers, and they may also use advertising and marketing strategies that (including loss-leaders) achieve broader brand recognition or acceptance.

Developments in the rapidly changing healthcare industry could adversely affect our business.
Substantially all of our revenue is derived from healthcare-related saving and spending by consumers, which could be affected by changes affecting the broader healthcare industry, including decreased spending in the industry overall. General reductions in expenditures by healthcare industry participants could result from, among other things:
•government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;
•consolidation of healthcare industry participants;
•reductions in governmental funding for healthcare; and
•adverse changes in general business or economic conditions affecting healthcare industry participants.
Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our products and services will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.
If our members do not continue to utilize our payment cards, our results of operations, business, and prospects would be materially adversely affected.
We derived 16%, 21%, and 22% of our total revenue during the years ended January 31, 2020, 2019, and 2018, respectively, from fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
Data security, technological, and intellectual property risks
As one of the largest providers of HSAs and other CDBs, we are frequently the target of cyber-attacks or other privacy or data security incidents. If our security measures are breached or unauthorized access to data is otherwise obtained, our technology platforms may be perceived as not being secure, our customers may reduce the use of, or stop using, our products and services, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and customers.
Our proprietary technology platforms enable the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. As a result of the Acquisition, we are one of the largest providers of HSAs and other CDBs and therefore an even more attractive target for cyber-attacks. The Acquisition has also added several new technology platforms that we must continue to secure and monitor, aligning them to our industry benchmark security posture.
Security breaches could result in the loss of this sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members and Network Partners, damage our reputation, and cause a loss of confidence in our products and services. While we have security measures in place, we have experienced data privacy incidents, including several incidents in 2018. As a result, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability which could result in loss of sales and customers.
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
A major breach of our network security and systems could have serious negative consequences for our businesses, including:
•possible fines, penalties and damages;
•reduced demand for our services;

•an unwillingness of consumers and other data owners to provide us with their payment information;
•an unwillingness of customers and other data owners to provide us with personal information; and
•harm to our reputation and brand.
Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, and/or subject us to third-party lawsuits, regulatory fines, contractual liability, and/or other action or liability, thereby harming our operating results.
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
Our ability to ensure the security of our technology platforms and thus sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure is vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Such security breaches could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost, or stolen. Such access, disclosure, or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, operations, and competitive position.
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
We rely on certain cloud-based software licensed from third parties to run our business. This software may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in delays in the provisioning of our products and services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated, which could harm our business. In addition, we have certain service level agreements with certain of our employer clients for which the availability of this software is critical. Any decrease in the availability of our service as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in our incurring significant costs to implement such changes or upgrades.
Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected, which may harm our operating results or may not result in sufficient increases in revenue to justify the costs.
Attracting and retaining new customers requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, customers are increasingly seeking a bundled solution, encompassing a wide range of features. Accordingly, we must continue to develop new and updated applications, features, and services, and maintain existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing ones or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing customers. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings and HSA and other CDB services. These efforts may:
•cost more than expected;
•take longer than originally expected;
•require more testing than originally anticipated;
•require significant cost to address or resolve technical defects or obstacles;
•require additional advertising and marketing costs; and
•require the acquisition of additional personnel and other resources.
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
The ability of our team members, members, Health Plan and Administrator Partners, and Employer Partners to access our technology platforms is critical to our business. We cannot ensure that the measures we have taken will be effective to prevent or minimize interruptions to our operations. Our facilities and our third-party data centers are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
•extended power loss;
•telecommunications failures from multiple telecommunications providers;
•natural disaster or an act of terrorism;
•software and hardware errors, or failures in our own systems or in other systems;
•network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;
•theft and vandalism of equipment; and
•actions or events caused by or related to third parties.
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate test systems, and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our online platforms and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay our customers’ access to our products, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our customers and strategic partners to cease doing business with us, any of which could negatively impact our revenue.
Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products and services, which could cause us to lose customers and harm our operating results.
Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver our products and services. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events.

Any unscheduled interruption in our service could result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our customers’ ability to access our platforms, impair our delivery of our products and services, and harm the perception of our platforms as reliable, trustworthy, and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
Some of our technology platforms may link to or utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Some of our technology platforms may incorporate software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unfavorable conditions on us. For example, by the terms of certain open source licenses, we could be required to offer our technology platforms that incorporate the open source software for no cost, that we make publicly available source code for modifications or derivative works that we created based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license.  If portions of our proprietary software are determined to be subject to an open source license, then the value of our technologies and services could be reduced. In addition to risks related to license requirements, usage of open source software may be riskier than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
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
We rely on a combination of trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect the intellectual property rights related to our products and services such as our applications and the content on our website. We also rely on intellectual property licensed from third parties. We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. As a result of any such dispute, we may have to:
•develop non-infringing technology;
•pay damages;
•enter into royalty or licensing agreements;
•cease providing certain products or services; or
•take other actions to resolve the claims.
Additionally, we have largely relied, and expect to continue to rely, on copyright, trade secret, and trademark laws, as well as generally relying on confidentiality procedures and agreements with our team members, consultants, customers, and vendors, to control access to, and distribution of, technology, software, documentation, and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, use, or distribute our technology without authorization, particularly in foreign jurisdictions where some of our intellectual property rights may not be protected by intellectual property laws. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position. U.S. copyright, trademark, and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we continue to expand our operations.
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

The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition, and prospects.
If we are unable to promote our brands effectively, our business may suffer.
We believe that promoting our brands in an effective manner is critical to achieving widespread acceptance of our products and services, attracting new customers and strategic partners, and integrating the WageWorks business and clients. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote our brands, or incur substantial expenses in doing so, we may fail to attract or retain a sufficient number of customers and strategic partners necessary to realize a sufficient return on our brand-building efforts, to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services, or to fully and effectively integrate the WageWorks business and clients.
Confidentiality arrangements with team members and others may not adequately prevent disclosure of trade secrets and other proprietary information.
We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our team members, independent contractors, advisors, customers, and other partners. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
If we cannot protect our domain names, our ability to successfully promote our brands will be impaired.
We currently own the web domain names www.healthequity.com and www.wageworks.com, among others, which are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the U.S. is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing strong branding if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.
Legal and regulatory risks
The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition, or results of operations.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that have become effective at varying times, substantially changed the way healthcare is financed by both governmental and private insurers and may significantly impact our industry. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration.
In addition, current proposals to implement a single payer or "Medicare for all" system in the U.S., if adopted, could have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and may be affected by the results of the current presidential and other elections this year. Accordingly, we are unable to predict what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.

Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs and other healthcare-related CDBs would materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare as well as legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, HRAs, FSAs, and similar tax-advantaged healthcare accounts, may adversely affect our business, operating results, and financial condition. For example, the federal government or states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. Our business is substantially dependent on the tax benefits available through HSAs and other healthcare-related CDBs. We cannot predict if any new healthcare reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information.  If we or any of our third-party vendors experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access, and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain, and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with these privacy laws, rules, and regulations, we have experienced data privacy incidents. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. As a result of the Acquisition, we now obtain substantially more HIPAA data than before the Acquisition. Additionally, as we have in connection with prior security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements, and contractual obligations.
Privacy regulation has become a priority issue in many states, and as such the regulatory environment is continually changing. For example, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020. The CCPA requires companies, such as ours, that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Other governmental authorities are also considering legislative and regulatory proposals concerning data protection.
Continued compliance with current and potential new privacy laws, rules, and regulations and meeting consumer expectations with respect to the control of personal data in a rapidly changing technology environment could result in higher compliance and technology costs for us, as well as costly penalties in the event we are deemed to not be in compliance with such laws, rules, and regulations.
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

Changes in credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect our results of operations, business, and financial position.
We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange fees, could have a material adverse effect on our results of operations, financial condition, business, and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business, and prospects.
We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
Our business, including HSAs and many of the CDB plans we administer and our investment adviser and trust company subsidiaries, is subject to extensive, complex, and frequently changing federal and state laws and regulations, including IRS, Health and Human Services (“HHS”), and Department of Labor (“DOL”) regulations; ERISA, HIPAA, HITECH, and other privacy and data security regulations; the Advisers Act; state banking laws; and the Patient Protection and Affordable Care Act.
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
Compliance with regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the HHS, the DOL, the SEC, the Wyoming Division of Banking, or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. In addition, all of our business is subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
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
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Network Partners enjoy significant market share in various geographic regions. If these Network Partners choose to partner with our competitors, or otherwise reduce offering, or cease to offer, our products and services, our results of operations, business, and prospects could be materially adversely affected.
We rely on a limited number of bank identification number sponsors for our payment cards, and a change in relationship with any of these sponsors or the failure by these sponsors to comply with certain banking regulations could materially and adversely affect our business.
We rely on a limited number of bank identification number, or BIN, sponsors in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsors enable us to link the payment cards that we offer our members to the VISA and Mastercard networks, thereby allowing our members to use our payment cards to pay for expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsors, including a significant decline in the financial condition of any of our BIN sponsors, a decline in the quality of service provided by our BIN sponsors, the inability of our BIN sponsors to comply with applicable banking and financial service regulatory requirements, systems failure or the inability of our BIN sponsors to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering. In addition, we do not have long-term contracts with our BIN sponsors, and our BIN sponsors may increase the fees charged to us or terminate our relationship. If we were required to change BIN sponsors, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the recent increased regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
We rely on our federally insured custodial depository partners for certain custodial account services from which we earn fees. A business failure in any federally insured custodial depository partner would materially and adversely affect our business.
As a non-bank custodian, we rely on our federally insured custodial depository partners to hold our custodial cash assets. If any material adverse event were to affect one of our federally insured depository partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected. If we were required to change depository partners, we could not accurately predict the success of such change or that the terms of our agreement with a new depository partner would be as favorable to us as our current agreements, especially in light of the consolidation in the banking industry, which has rendered the market for federally insured retail banking services less competitive.
We receive important services from third-party vendors. Replacing them would be difficult and disruptive to our business.
We have entered into contracts with third-party vendors to provide critical services relating to our business, including the integration of the WageWorks business into the HealthEquity business, the redesign of our HSA technology platform, fraud management and other customer verification services, transaction processing and settlement, telephony services, and card production. In addition, WageWorks uses third-party vendors for its call centers and COBRA claims and transaction processing and also uses one of our competitors for other services. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could harm our reputation, materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.
Acquisition and growth-related risks
As part of our acquisition strategy, we seek to acquire or invest in other companies or technologies, which could divert management’s attention, fail to be consummated, or even if consummated, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our operating results.
We have in the past acquired, and, as part of our strategy, seek to acquire or invest in, assets, businesses, products, or technologies that we believe could complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. There is no assurance that we will be successful in consummating such acquisitions, or even if consummated, realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs, which would be recognized as a current period expense;
•inability to earn sufficient revenue to offset acquisition or investment costs;
•the inability to maintain relationships with customers and partners of the acquired business;
•the difficulty of incorporating acquired technology and rights into our technology platforms and of maintaining quality and security standards consistent with our brand;
•the need to integrate or implement additional controls, procedures, and policies;
•harm to our existing business relationships with customers and strategic partners as a result of the acquisition;
•the diversion of management’s time and resources from our core business;
•the potential loss of key team members;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•our ability to coordinate organizations that are geographically diverse and that have different business cultures;
•our inability to comply with the regulatory requirements applicable to the acquired business;
•the inability to recognize acquired revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquisition fails to meet our expectations, our operating results, business, and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations, or financial condition. Even if we are successful in completing and integrating an acquisition, the acquisition may not perform as we expect or enhance the value of our business as a whole.
We must be able to operate, integrate, and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of customers, as well as to enhance our existing products and services, attract new customers and strategic partners, offer new products and services, and integrate the WageWorks business into our business, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability, and customer loss. We are currently investing in a significant modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy, and platform infrastructure. If we are unsuccessful in implementing these upgrades to our platforms, we may be unable to adequately meet the needs of our customers and/or implement technology-based innovation in response to a rapidly changing market, which could harm our reputation and adversely impact our business, financial condition, and results of operations.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
The continued rapid expansion and development of our business, including as a result of the Acquisition, has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2020, we had approximately 5.3 million HSAs and $11.5 billion in HSA assets representing growth of 34% and 43%, respectively, from January 31, 2019. For the year ended January 31, 2020, our total revenue and Adjusted EBITDA were approximately $532.0 million and $196.5 million, respectively, which represents year-over-year annual growth rates of approximately 85% and 66%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA. Our growth strategy contemplates further increasing the number of our HSAs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs in the past may not be indicative of the rate at which we will be able to add additional HSAs in the future.
Our success depends in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new team members, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational, and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition, and results of operations could be materially and adversely affected.
We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing, introducing, and updating these products and services on our business.
We intend to continue to invest in technology and development to create new and enhanced products and services to offer our customers and to enhance the capabilities of our platforms. We may not be able to anticipate or manage new risks and obligations or legal, compliance, or other requirements that may arise in these areas. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development. Some new services may be received negatively by our existing and/or potential customers and strategic partners and have to be put on hold or canceled entirely.
Our ability to attract and retain new customer revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction, and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to earn significant revenue. If we are unable to successfully develop or acquire new products or services or enhance our existing products or services to meet member or network partner requirements, our results of operations, financial condition, business or prospects may be materially adversely affected.
We have recorded a significant amount of intangible assets, which increased substantially as a result of the Acquisition. We may need to record write-downs from future impairments of identified intangible assets and goodwill, which could adversely affect our costs and business operations.
Our consolidated balance sheet includes significant intangible assets, including approximately $1.33 billion in goodwill and $783.3 million in intangible assets, together representing approximately 82% of our total assets as of January 31, 2020. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

Risks relating to our service and culture
Any failure to offer high-quality customer support services could adversely affect our relationships with our customers and strategic partners and our operating results.
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing customers. Further, WageWorks uses third-party vendors for its call centers and COBRA claims and transaction processing, including certain offshore vendors, which vendors may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard may hurt our reputation or ability to attract and retain customers.
We rely on our management team and key team members and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our founder and senior management team and other key personnel. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide stock options and other equity-based awards that vest over time or based on performance. The value to team members of these awards will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
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
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
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
To fund our expanding business, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the revenue we earn from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. The debt we incurred in connection with the Acquisition of WageWorks may make it more challenging to incur additional debt, as the associated credit agreement includes prohibitions against incurring additional debt without approval from our existing lenders, and other lenders may not be willing to take on the risk of adding to our existing leverage, In addition, debt financing increases expenses, may contain covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences, and privileges superior to those associated with our common stock. Furthermore, the current economic environment may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.
Our inability to generate or obtain the financial resources needed to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition, and prospects.
The terms of our credit facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.
On August 30, 2019, we entered into a new $1.6 billion credit agreement, which consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350 million. The credit agreement is secured by a lien covering substantially all of our assets. The credit agreement contains customary affirmative and negative covenants, including covenants related to the following subjects: mergers and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; certain affiliate transactions; and financial performance covenants. If we default under the credit agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate the credit agreement on terms less favorable to us or to immediately cease operations. The lenders' rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds.
We may be adversely affected by interest rate changes due to the floating interest rate under our credit agreement.
Borrowings under the credit agreement bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the credit agreement. As such, our financial position may be adversely affected by fluctuations in interest rates. In addition, although the credit agreement provides an alternative mechanism for determining the applicable interest rate when LIBOR is no longer available, the interest rates we pay may be adversely affected as a result of potential disruptions in the credit market at the end of 2021 when LIBOR is scheduled to be phased out.
A decline in interest rate levels, including an environment of negative interest rates, or lower asset values due to market conditions or other factors may reduce our ability to earn income on our HSA Assets and Client-held funds and to attract HSA contributions, which would adversely affect our profitability.
As a non-bank custodian, we partner with our depository partners to hold our HSA Assets and other Client-held funds. We earn a significant portion of our consolidated revenue from fees we earn from our depository partners, approximately 34%, 44%, and 38% during the years ended January 31, 2020, 2019, and 2018, respectively. A decline in prevailing interest rates, such as the current low interest rate environment due to the COVID-19 pandemic, or a negative interest rate environment may negatively affect our business by reducing the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates, our members may choose another HSA custodian. Similarly, if the value of the invested funds we hold declines, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected. Any such scenario could materially and adversely affect our business and results of operations.
Our ability to secure insurance may not be sufficient to cover potential liabilities.
We maintain various forms of liability insurance coverage, including coverage for errors and omissions, fiduciary, cybersecurity, employment practices, and directors and officers insurance. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may affect the current market acceptance of our products and services, any of which could materially adversely affect our reputation and our business.
We are subject to taxes in numerous jurisdictions. Legislative, regulatory, and legal developments involving income taxes could adversely affect our results of operations and cash flows.
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
We do not collect sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. In those jurisdictions and in those cases where we do believe sales taxes are applicable, we collect and file timely sales tax returns. Currently, such taxes are minimal. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest, and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.
Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic), acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition, and operating results.
Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic) acts of war, terrorist attacks, and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition, and results of operations.
Risks relating to owning our common stock
If we are unable to maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act, or Sarbanes-Oxley, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. Sarbanes-Oxley also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm. As described above, these risks are magnified as we integrate WageWorks into our internal controls and seek to remediate WageWorks' various material weaknesses.
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
Our quarterly operating results, including our revenue, gross profit, net income, and cash flows, may vary significantly in the future, which could cause our stock price to decline rapidly, may lead analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other unanticipated issues. In addition, our operating results are impacted by the Acquisition of WageWorks. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Our quarterly operating expenses and operating results may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
The market price of our common stock has been, and may continue to be, volatile.
The stock market in general has been highly and increasingly volatile. The market price and trading volume for our common stock has been, and may continue to be, highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:
•our operating and financial performance and prospects and the performance of other similar companies;
•the effects of the ongoing COVID-19 pandemic on our business and results of operations;
•our quarterly or annual earnings or those of other companies in our industry;
•conditions that impact demand for our products and services;
•the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;
•changes in earnings estimates or recommendations by securities or research analysts who track our common stock;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•our ability to integrate the operations of WageWorks and to realize the expected synergies and other benefits of the Acquisition;
•changes in short-term interest rates or expectations of what short-term interest rates will be;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•any data breaches or interruptions in our services;
•changes in government and other regulations, particularly those relating to the benefits of HSAs and other CDBs;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•arrival and departure of key personnel;
•sales of common stock by us, our investors or members of our Board and management team; and
•changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events.
Any of these factors may result in large and sudden changes in the trading volume and market price of our common stock and may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock. Following periods of volatility in the market price of a company’s securities, stockholders often file securities class-action lawsuits against such company. Our involvement in a class-action lawsuit could divert our senior management’s attention and, if adversely determined, could have a material and adverse effect on our business, financial condition, and results of operations.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim for breach of a fiduciary duty owed by any of our directors and officers to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other team members, which may discourage such lawsuits against us and our directors, officers, and other team members. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved staff comments
None.
Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, and we lease additional office space in California, Arizona, Georgia, Kansas, Kentucky, New York, Texas, and Wisconsin. We believe that our current facilities are sufficient to meet our current needs.
Item 3. Legal proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Our wholly owned subsidiary, WageWorks, is party to certain pending material litigation and other legal proceedings. Except for such matters, as of the date of this Annual Report on Form 10-K, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position. For a description of these legal proceedings, see Note 7—Commitments and contingencies of the Notes to condensed consolidated financial statements.
Item 4. Mine safety disclosures
Not applicable.

Part II.
Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common stock is listed on the NASDAQ Global Select Market under the symbol "HQY".
Holders
As of March 24, 2020, there were approximately 21 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend policy
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.

Performance graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from January 31, 2015 through January 31, 2020. The chart assumes $100 was invested on January 31, 2015 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph

$350
$300
$250
$200
$150
$100
$50
01/31/15
01/31/16
01/31/17
01/31/18
01/31/19
01/31/20
Period Ending
HQY
NASDAQ Composite
Russell 3000

Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 6. Selected financial data
The following selected consolidated financial data are derived from our consolidated financial statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7. Management’s discussion and analysis of financial condition and results of operations.

		Year ended January 31,
(in thousands, except for per share data)	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue	$531,993	$287,243	$229,525	$178,370	$126,786
Cost of revenue	206,084	106,050	94,609	72,015	54,188
Gross profit	325,909	181,193	134,916	106,355	72,598
Operating expenses	248,903	103,523	80,498	65,143	46,455
Income from operations	77,006	77,670	54,418	41,212	26,143
Other expense, net	(33,851)	(1,852)	(2,229)	(1,092)	(589)
Income before income taxes	43,155	75,818	52,189	40,120	25,554
Income tax provision (1)	3,491	1,919	4,827	13,744	8,941
Net income	$39,664	$73,899	$47,362	$26,376	$16,613
Net income per share:
Basic	$0.59	$1.20	$0.79	$0.45	$0.29
Diluted	$0.58	$1.17	$0.77	$0.44	$0.28
Weighted-average number of shares used in computing net income per share:
Basic	67,026	61,836	60,304	58,615	56,719
Diluted	68,453	63,370	61,854	59,894	58,863
Consolidated balance sheet data:
Cash and cash equivalents	$191,726	$361,475	$240,269	$180,359	$123,775
Working capital	145,363	365,624	244,906	185,116	130,942
Total assets	2,564,981	510,016	369,159	279,136	219,795
Total liabilities	1,534,686	32,937	22,885	17,196	16,338
Total stockholders' equity	$1,030,295	$477,079	$346,274	$261,940	$203,457
(1) For the years ended January 31, 2020, 2019, and 2018, the Company recorded excess tax benefits of $4.8 million, $14.3 million, and $14.1 million, respectively, within its provision for income taxes in the consolidated statements of operations and comprehensive income due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk factors” included under Part I, Item 1A and elsewhere in this report. See “Special note regarding forward-looking statements” on page 1 of this Annual Report.
Overview
We are a leader and an innovator in providing technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Consumers and employers use our platforms to manage tax-advantaged HSAs and other CDBs offered by employers, including FSAs and HRAs, COBRA administration, commuter and other benefits, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit information, access remote and telemedicine benefits, earn wellness incentives, and receive investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2020, we administered 5.3 million HSAs, with balances totaling $11.5 billion, which we call HSA Assets. During the years ended January 31, 2020 and 2019, we added approximately 1.5 million and 679,000 new HSAs, respectively. Also, as of January 31, 2020, we administered 7.4 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs on our platforms as Total Accounts, of which we had 12.8 million as of January 31, 2020.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through a sales force that calls on Clients directly, relationships with benefits brokers and advisors, and integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners. As of January 31, 2020, our platforms were integrated with 165 Network Partners, serving more than 100,000 Clients.
We have grown our share of the growing HSA market from 4% in calendar year 2010 to 16% in 2019, including by 3% as a result of the acquisition of WageWorks on August 30, 2019. According to Devenir, today we are the largest HSA provider by accounts and second largest by assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology is designed to help consumers optimize the value of their HSAs and other CDBs, as they gain confidence and skill in their management of financial responsibility for lifetime healthcare.
Our ability to engage consumers is enhanced by our platforms’ capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems, which we call Ecosystem Partners. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and virtual platforms. See “Key components of our results of operations” for additional information on our sources of revenue, including regarding the adverse impacts caused by the ongoing COVID-19 pandemic.
Acquisition of WageWorks
On August 30, 2019, we completed the Acquisition of WageWorks and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under a new term loan facility and approximately $816.9 million of cash on hand.
We expect the Acquisition to enable us to increase the number of our employer sales opportunities, the conversion of these opportunities to Clients, and the value of Clients in generating members, HSA Assets and complementary

CDBs. WageWorks’ strength of selling to employers directly and through health benefits brokers and advisors complements our distribution through health plans, benefit administrators and retirement record-keeping partners. With WageWorks’ CDB capabilities, we are working to provide employers with a single partner for both HSAs and other CDBs, which is preferred by the vast majority of employers according to research conducted for us by Aite Group. For Clients that partner with us in this way, we believe we can produce more value by encouraging both CDB participants to contribute to HSAs and HSA-only members to take advantage of tax savings by increasing their account balances in other CDBs. Accordingly, we believe that there are significant opportunities to expand the scope of services that we provide to our Clients.
The Acquisition has significantly increased the number of our Total Accounts, HSA Assets, Client-held funds, Adjusted EBITDA, total revenue, total cost of revenue, operating expenses, and other financial results.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See "Results of Operations - Revenue" for information relating to the ongoing COVID-19 pandemic and also the section entitled “Risk factors” included in Part 1, Item 1A of this Annual Report on Form 10-K and our other reports filed with the SEC.
WageWorks integration
On August 30, 2019, we completed the Acquisition of WageWorks. We are now pursuing a multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified near-term opportunities, estimated to be approximately $50 million in annualized ongoing net synergies to be achieved by the end of fiscal 2021. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader platform and service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $80 million to $100 million realized within 24 to 36 months of the closing of the Acquisition, resulting from investment in technology platforms, back-office systems and platform integration, as well as rationalization of cost of operations.
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average premium for employer-sponsored health insurance has risen by 22% since 2014 and 54% since 2009, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as proposed "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
Trends in U.S. tax law
Tax law has a profound impact on our business. Our offerings to members, Clients, and Network Partners consist primarily of services enabled, mandated, or advantaged by provisions of U.S. tax law and regulations. We believe that the present direction of U.S. tax policy is favorable to our business, as evidenced for example by recent regulatory action and bipartisan policy proposals to expand the availability of HSAs. However, changes in tax policy are speculative, and may affect our business in ways that are difficult to predict.
Our client base
Our business model is based on a B2B2C distribution strategy, meaning that we attract Clients and Network Partners to reach consumers to increase the number of our members with HSA accounts and complementary CDBs. We believe our current Clients represent a significant opportunity for us, as fewer than 5% presently partner with us for both HSAs and our complementary CDB offerings.
Broad distribution footprint
We believe we have a diverse distribution footprint to attract new Clients and Network Partners. Our sales force calls on enterprise, commercial, and regional employers in industries across the U.S., as well as potential Network Partners from among health plans, benefits administrators, and retirement plan record keepers.

Product breadth
We are the largest custodian and administrator of HSAs (by number of accounts), as well as a market-share leader in each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With our newly acquired CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
Our proprietary technology platforms
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits differentiate us from our competitors and drive our growth. We plan to build on these innovations by combining our HSA platform with WageWorks' complementary CDB offerings, giving us a full suite of CDB products, and adding to our solutions set and leadership position within the HSA sector. We intend to continue to invest in our technology development to enhance our platforms' capabilities and infrastructure, while maintaining a focus on data security and the privacy of our customers' data. For example, we are making significant investments in our platforms' architecture and related platform infrastructure to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement.
Our “DEEP Purple” service culture
The successful healthcare consumer needs education and guidance delivered by people as well as technology. We believe that our "DEEP Purple" culture, which we define as Driving Excellence, Ethics, and Process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to address nimbly, opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development, and advancement opportunities.
Interest rates
As a non-bank custodian, we contract with federally insured banks, credit unions, and insurance company partners, which we collectively call our Depository Partners, to hold custodial cash assets on behalf of our members. We earn a material portion of our total revenue from interest paid to us by these partners. The lengths of our agreements with Depository Partners generally range from three to five years and may have fixed or variable interest rate terms. The terms of new and renewing agreements may be impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members. We believe that diversification of Depository Partners, varied contract terms and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
We expect our custodial revenue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic and other market conditions that have caused interest rates to decline significantly and, as a result, funds that we place with our Depository Partners in this environment will receive lower interest rates than we originally expected.
Interest on our long-term debt changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Certain of our direct competitors have chosen to exit the market despite increased demand for these services. This has created, and we believe will continue to create, opportunities for us to leverage our technology platforms and capabilities to increase our market share. However, some of our direct competitors (including well-known mutual fund companies such as Fidelity Investments and healthcare service companies such as United

Health Group's Optum) are in a position, should they choose, to devote more resources to the development, sale, and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
As a result of the outbreak of the COVID-19 virus, we have seen some impact on sales opportunities, with some opportunities delayed or now being held virtually. We may also see a negative impact on the financial results related to certain of our products, such as commuter benefits, due to many of our members working from home during the outbreak or other impacts from the outbreak. The extent to which the COVID-19 virus will negatively impact our business is highly uncertain and cannot be accurately predicted.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our products, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
Our acquisition strategy
In addition to the WageWorks acquisition, we have a successful history of acquiring HSA portfolios from competitors who have chosen to exit the industry and complementary assets and businesses that strengthen our platform. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquired HSA portfolios. We intend to continue to thoughtfully pursue acquisitions of complementary assets and businesses that we believe will strengthen our platform.
Key financial and operating metrics
Our management regularly reviews a number of key operating and financial metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies, and evaluate forward-looking projections and trends affecting our business. We discuss certain of these key financial metrics, including revenue, below in the section entitled “Key components of our results of operations.” In addition, we utilize other key metrics as described below.
For a discussion related to key financial and operating metrics for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, filed with the SEC on March 28, 2019.

Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

			% change from
(in thousands, except percentages)	January 31, 2020	January 31, 2019	2019 to 2020
HSAs	5,344	3,994	34%
Average HSAs - Year-to-date	4,517	3,608	25%
Average HSAs - Quarter-to-date	5,179	3,813	36%
New HSAs from Sales - Year-to-date	724	674	7%
New HSAs from Acquisitions - Year-to-date	757	5	n/a
New HSAs from Sales - Quarter-to-date	379	341	11%
Active HSAs	4,348	3,241	34%
HSAs with investments	220	163	35%
CDBs	7,437	572	n/a
Total Accounts	12,781	4,566	180%
Average Total Accounts - Year-to-date	8,013	4,194	91%
Average Total Accounts - Quarter-to-date	12,603	4,402	186%
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 1.4 million, or 34%, from January 31, 2019 to January 31, 2020, primarily driven by the HSAs acquired through the Acquisition of WageWorks and other HSA portfolio acquisitions, which contributed approximately 757,000 HSAs. The remainder of the increase was due to further penetration into existing Network Partners and the addition of new Network Partners. The number of our CDBs increased by approximately 6.9 million from January 31, 2019 to January 31, 2020, primarily driven by the CDBs acquired through the Acquisition of WageWorks.
HSAs are individually owned portable healthcare accounts. As HSA members transition between employers or health plans, they may no longer be enrolled in an HDHP that qualifies them to continue to make contributions to their HSA. If these HSA members deplete their custodial balance, we may consider the corresponding HSA no longer an Active HSA. We define an Active HSA as an HSA that (i) is associated with a Network Partner or a Client, in each case as of the end of the applicable period; or (ii) has held a custodial balance at any point during the previous twelve month period. Active HSAs increased by approximately 1.1 million, or 34%, from January 31, 2019 to January 31, 2020, primarily driven by the HSAs acquired through the Acquisition of WageWorks and other HSA portfolio acquisitions. The remainder of the increase was due to further penetration into existing Network Partners and the addition of new Network Partners.
HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

			% change from
(in millions, except percentages)	January 31, 2020	January 31, 2019	2019 to 2020
HealthEquity HSA cash (custodial revenue) (1)	$7,244	$6,428	13%
WageWorks HSA cash (custodial revenue) (2)	1,057	—	n/a
WageWorks HSA cash (no custodial revenue) (3)	383	—	n/a
Total HSA cash	8,684	6,428	35%
HealthEquity HSA investments (custodial revenue) (1)	2,495	1,670	49%
WageWorks HSA investments (no custodial revenue) (3)	362	—	n/a
Total HSA investments	2,857	1,670	71%
Total HSA Assets	11,541	8,098	43%
Average daily HealthEquity HSA cash - Year-to-date	6,523	5,586	17%
Average daily HealthEquity HSA cash - Quarter-to-date	$6,788	$5,837	16%
(1) HSA Assets administered by HealthEquity that generate custodial revenue. These amounts exclude HSA Assets administered by WageWorks.
(2) HSA Assets administered by WageWorks that generate custodial revenue.
(3) HSA Assets administered by WageWorks that do not generate custodial revenue.

Our HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) cash deposits, which are deposits with our Depository Partners or custodians of HSAs administered by WageWorks, (ii) custodial cash deposits invested in an annuity contract with our insurance company partner, and (iii) investments in mutual funds through our custodial investment fund partners. We are working to transition WageWorks HSA cash to HealthEquity HSA cash in fiscal 2021. Measuring our HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
Our total HSA Assets increased by $3.4 billion, or 43%, from January 31, 2019 to January 31, 2020, including $1.7 billion of HSA Assets acquired through the Acquisition of WageWorks and other HSA portfolio acquisitions and $1.7 billion from existing HSA members and new HSA members.
Our HSA investment assets increased by $1.2 billion, or 71%, from January 31, 2019 to January 31, 2020, reflecting the Acquisition of WageWorks and our strategy of helping our HSA members build wealth and invest for retirement.
Client-held funds

			% change from
(in millions, except percentages)	January 31, 2020	January 31, 2019	2019 to 2020
Client-held funds (custodial revenue) (1)	$779	$—	n/a
Average daily Client-held funds - Year-to-date (1)	382	—	n/a
Average daily Client-held funds - Quarter-to-date (1)	727	—	n/a
(1) Client-held funds that generate custodial revenue. The Company did not hold material Client-held funds prior to the Acquisition.
Our Client-held funds are interest earning deposits from which we generate custodial revenue. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of CDBs. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration.
Our total Client-held funds increased by $779.0 million from January 31, 2019 to January 31, 2020, due to the Acquisition of WageWorks.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2020	2019
Net income	$39,664	$73,899
Interest income	(5,905)	(1,946)
Interest expense	24,772	270
Income tax provision	3,491	1,919
Depreciation and amortization	20,648	12,256
Amortization of acquired intangible assets	34,704	5,929
Stock-based compensation expense	30,107	21,057
Merger integration expenses (1)	32,111	—
Acquisition costs (2)	40,810	2,121
(Gain) loss on marketable equity securities	(27,760)	102
Other (3)	3,811	2,775
Adjusted EBITDA	$196,453	$118,382
(1)For the year ended January 31, 2020, merger integration expenses include $1.6 million of stock-based compensation expense related to post-Acquisition integration activities.
(2)For the year ended January 31, 2020, acquisition costs include $13.7 million of stock-based compensation expense related to awards that were accelerated in connection with the Acquisition.
(3)For the years ended January 31, 2020 and 2019, Other consisted of amortization of incremental costs to obtain a contract of $1.9 million and $1.5 million, and other costs of $1.9 million and $1.3 million, respectively.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,		% change from
(in thousands, except percentages)	2020	2019	2019 to 2020
Adjusted EBITDA	$196,453	$118,382	66%
As a percentage of revenue	37%	41%
Our Adjusted EBITDA increased by $78.1 million, or 66%, from $118.4 million for the year ended January 31, 2019 to $196.5 million for the year ended January 31, 2020. The increase in Adjusted EBITDA was driven by the overall growth of our business and by the Acquisition.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Acquisition of WageWorks
As the Acquisition closed on August 30, 2019, only five months of WageWorks' results of operations are included in our consolidated results of operations. Accordingly, the results of operations attributable to WageWorks may not be directly comparable to WageWorks' results of operations reported by WageWorks prior to the Acquisition.
Revenue
We generate revenue from three primary sources: service revenue, custodial revenue, and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. With respect to our Network Partners and Clients, our fees are generally based on a fixed tiered structure for the duration of the relevant service agreement and are paid to us on a monthly basis. We recognize revenue on a monthly basis as services are rendered to our members and Clients. As a result of the WageWorks Acquisition, service revenue now comprises a majority of our revenue.
Custodial revenue.    We earn custodial revenue primarily from our HSA Assets deposited with our Depository Partners and with our insurance company partner, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit the HealthEquity HSA cash with our Depository Partners pursuant to contracts that (i) generally have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We are working to transition WageWorks HSA cash to HealthEquity HSA cash in fiscal 2021.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our payment cards to make a purchase. This revenue is collected each time a member “swipes” our payment card to pay expenses. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing banks and card processors.
Cost of revenue
Cost of revenue includes costs related to servicing accounts, managing Client and Network Partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members. Other components of cost of revenue include interest retained by members on HealthEquity HSA cash and interchange costs incurred in connection with processing card transactions for our members.
Service costs.    Service costs include the servicing costs described above. Additionally, for new accounts, we incur on-boarding costs associated with the new accounts, such as new member welcome kits, the cost associated with issuance of new payment cards, and costs of marketing materials that we produce for our Network Partners.
Custodial costs.    Custodial costs are comprised of interest retained by our HSA members, in respect of HealthEquity HSA cash, and fees we pay to banking consultants whom we use to help secure agreements with our Depository Partners. Interest retained by HSA members is calculated on a tiered basis. The interest rates retained by HSA members can change based on a formula or upon required notice.
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
Gross profit and gross margin
Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including interest rates, the amount we charge our Network Partners, Clients, and members, how many services we deliver per account, and payment processing costs per account.
Operating expenses
Sales and marketing.    Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including sales commissions for our direct sales force, external agent/broker commission expenses, marketing expenses, depreciation, amortization, stock-based compensation, and common expense allocations.
Technology and development.    Technology and development expenses include personnel and related expenses for software development and delivery, information technology, data management, product, and security. Technology and development expenses also include software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
General and administrative.    General and administrative expenses include personnel and related expenses of, and professional fees incurred by our executive, finance, legal, internal audit, corporate development, compliance, and people departments. They also include depreciation, amortization, stock-based compensation, and common expense allocations.
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
Interest expense
Interest expense consists of accrued interest expense and amortization of deferred financing costs associated with our credit agreement. Interest on our long-term debt changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other expense, net
Other expense, net, primarily consists of acquisition costs, gains and losses on marketable equity securities, and non-income-based taxes, less interest income earned on corporate cash.
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year which differs from our fiscal year-end for financial reporting purposes. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2020, we have recorded an overall net deferred tax liability with the exception of an insignificant amount of federal capital losses recorded as a net deferred tax asset on our consolidated balance sheet.
Results of operations
For a discussion related to the results of operations and liquidity and capital resources for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, filed with the SEC on March 28, 2019.
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2020	2019	$ change	% change
Service revenue	$262,868	$100,564	$162,304	161%
Custodial revenue	181,892	126,178	55,714	44%
Interchange revenue	87,233	60,501	26,732	44%
Total revenue	$531,993	$287,243	$244,750	85%
Service revenue. The $162.3 million, or 161%, increase in service revenue was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $154.5 million of the increase. The remainder of the increase resulted from the increase in the number of HSAs, partially offset by lower service revenue per average HSA.
The number of our HSAs increased by approximately 1.4 million, or 34%, due in part to approximately 757,000 acquired HSAs. The remainder of the increase was due to further penetration into existing Network Partners and the addition of new Network Partners.
Service revenue as a percentage of our total revenue increased primarily due to the inclusion of WageWorks' financial results, whose total revenue is comprised primarily of service revenue, following the Acquisition.

Custodial revenue. The $55.7 million, or 44%, increase in custodial revenue was primarily due to an increase in average daily HealthEquity HSA cash of $937.0 million, or 17%, and an increase in the yield on average custodial cash from 2.15% in the year ended January 31, 2019 to 2.38% in the year ended January 31, 2020. The inclusion of WageWorks' financial results following the Acquisition contributed $9.2 million of custodial revenue in the year ended January 31, 2020.
Custodial revenue as a percentage of our total revenue decreased primarily due to the inclusion of WageWorks' financial results following the Acquisition, which included relatively less custodial revenue.
In fiscal 2021, we intend to move the majority of WageWorks HSA cash to HealthEquity HSA cash. This cash will be placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $26.7 million, or 44%, increase in interchange revenue was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $21.0 million of the increase. The remainder of the increase resulted from the increase in the number of our HSAs and payment activity, partially offset by the lower interchange revenue per HSA described below.
Total revenue. Total revenue increased by $244.8 million, or 85%, primarily due to the inclusion of WageWorks' financial results following the Acquisition and related realized net synergies, which together contributed $184.7 million.
We expect our business to be adversely affected by the recent outbreak of the COVID-19 virus, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly and, as a result, funds that we place with our depository partners in this environment will receive lower interest rates than we originally expected. Sales opportunities have also been impacted, with some opportunities delayed or now being held virtually. We may be unable to meet our service level commitments to our clients as a results of disruptions to our work force and disruptions to third part contracts that we rely on to provide our services. Our financial results related to certain of our products may be adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak or other impacts from the outbreak. Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar clauses, which would negatively impact our financial results. The extent to which the COVID-19 virus will negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2020	2019	$ change	% change
Service costs	$170,863	$76,858	$94,005	122%
Custodial costs	17,563	14,124	3,439	24%
Interchange costs	17,658	15,068	2,590	17%
Total cost of revenue	$206,084	$106,050	$100,034	94%
Service costs. The $94.0 million, or 122%, increase in service costs was primarily due to the inclusion of WageWorks' financial results following the Acquisition, which contributed $80.6 million of the increase. The remainder of the increase resulted from a higher volume of total accounts being serviced, including $7.8 million related to the hiring of additional personnel to implement and support our new Network Partners, Clients, and HSA members, increased stock-based compensation expense of $2.0 million, and increases in other expenses of $2.7 million.
Custodial costs. The $3.4 million, or 24%, increase in custodial costs was due to an increase in average daily HealthEquity HSA cash from $5.6 billion for the year ended January 31, 2019 to $6.5 billion during the year ended January 31, 2020.
Interchange costs. The $2.6 million, or 17%, increase in interchange costs resulted from an overall increase in payment activity, attributable to the growth in average Total Accounts, and the inclusion of WageWorks’ financial results, which contributed $1.3 million to the increase.
Total cost of revenue. As we continue to add HSAs and other CDBs, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2020	2019	$ change	% change
Sales and marketing	$43,951	$29,498	$14,453	49%
Technology and development	77,576	35,057	42,519	121%
General and administrative	60,561	33,039	27,522	83%
Amortization of acquired intangible assets	34,704	5,929	28,775	485%
Merger integration	32,111	—	32,111	n/a
Total operating expenses	$248,903	$103,523	$145,380	140%
Sales and marketing. The $14.5 million, or 49%, increase in sales and marketing expenses was due in large part to the inclusion of WageWorks’ financial results following the Acquisition, which contributed $7.1 million of the increase. The remainder of the increase consisted of increased staffing and sales commissions of $3.6 million, increased stock-based compensation expense of $1.2 million, increased partner commissions of $1.4 million, and an increase in other expenses of $1.2 million.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. On an annual basis, we expect our sales and marketing expenses to remain steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $42.5 million, or 121%, increase in technology and development expenses was primarily due to the inclusion of WageWorks’ financial results following the Acquisition, which contributed $25.9 million of the increase. The remainder of the increase resulted from the hiring of additional personnel of $8.9 million, increased outside contractors and professional services of $9.9 million, increased technology expense of $1.6 million, increased amortization and depreciation of $1.2 million, stock compensation of $1.8 million, and other expenses of $1.0 million, which were partially offset by an increase in capitalized engineering costs of $9.3 million associated with the development and enhancement of our proprietary technology platforms.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary platforms. On an annual basis, we expect our technology and development expenses to increase as a percentage of our total revenue pursuant to our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $27.5 million, or 83%, increase in general and administrative expenses was primarily due to the inclusion of WageWorks’ financial results following the Acquisition, which contributed $19.7 million of the increase. The remainder of the increase was as a result of increases in hiring of additional personnel of $2.0 million, increased stock compensation of $3.4 million, increased professional fees of $1.5 million and increased other expenses of $0.9 million.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, and insurance functions that we incur as we continue to grow our business, as well as other costs associated with being a public company. On an annual basis, we expect our general and administrative expenses to remain steady as a percentage of our total revenue over the near term pursuant to our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets
The $28.8 million increase in amortization of acquired intangible assets was primarily a result of the identified intangible assets acquired as part of the Acquisition of WageWorks.

Merger integration
The $32.1 million in merger integration expense for the year ended January 31, 2020 was due to personnel and related expenses, including severance, professional fees, and technology-related expenses directly related to the Acquisition. We expect integration expenses totaling $80 million to $100 million in the aggregate to continue for 24 to 36 months following the closing of the Acquisition, which closed on August 30, 2019.
Interest expense
The $24.8 million in interest expense for the year ended January 31, 2020 consists primarily of interest accrued under our term loan facility and amortization of financing costs. We expect interest expense to decrease as a result of interest rate cuts by the Federal Reserve and principal repayments required pursuant to our credit agreement.
Other expense, net
The $7.5 million increase in other expense, net resulted primarily from an increase in acquisition costs of $38.7 million and an increase in miscellaneous taxes of $0.8 million, offset by an increase in gains on marketable securities of $27.9 million and an increase in interest income of $4.0 million.
Income tax provision
Income tax provision for the years ended January 31, 2020 and 2019 was $3.5 million and $1.9 million, respectively. The increase in income tax provision was primarily the result of a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to our pre-tax income and an increase in non-deductible expenses, which were offset by exclusion of the gain in connection with our equity investment in WageWorks that will not be realized for income tax purposes.
Our effective income tax rate for the years ended January 31, 2020 and 2019 was 8.1% and 2.5%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The increase in the effective tax rate for the year ended January 31, 2020 was primarily due to a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to our pre-tax income and an increase in non-deductible expenses, which were offset by exclusion of the gain in connection with our equity investment in WageWorks that will not be realized for income tax purposes.
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
Liquidity and capital resources
Cash and cash equivalents overview
As of January 31, 2020, our principal source of liquidity was our current cash and cash equivalents balances, collections from our service, custodial and interchange revenue activities, and availability under our revolving credit facility described below. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, payments required pursuant to our credit agreement, and capital expenditures.
As of January 31, 2020 and January 31, 2019, cash and cash equivalents were $191.7 million and $361.5 million, respectively.
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
In connection with the closing of the Acquisition on August 30, 2019, the Company entered into a new $1.60 billion credit agreement, consisting of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion, the net proceeds of which were used by the Company to finance the Acquisition and related transactions, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. We were in compliance with all covenants under the credit agreement as of January 31, 2020.
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
Capital expenditures for the years ended January 31, 2020 and 2019 were $32.9 million and $13.8 million, respectively. We expect to continue our increased capital expenditures during the year ending January 31, 2021 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services. In addition, as a result of the Acquisition and Company growth, we plan to devote further resources to leasehold improvements and furniture and fixtures for our office space.
We believe our existing cash, cash equivalents, and revolving credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to raise additional funds through public or private equity or debt financing. In the event that additional financing is required, we may not be able to raise it on favorable terms, if at all.
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$105,010	$113,422
Net cash provided by (used in) investing activities	$(1,740,494)	$25,652
Net cash provided by financing activities	$1,465,735	$22,929
Increase (decrease) in cash and cash equivalents	(169,749)	162,003
Beginning cash and cash equivalents	361,475	199,472
Ending cash and cash equivalents	$191,726	$361,475
Cash flows provided by operating activities. Net cash provided by operating activities during the year ended January 31, 2020 resulted from net income of $39.7 million, plus depreciation and amortization expense of $55.4 million and stock-based compensation expense of $39.8 million, offset by gains on marketable equity securities of $27.8 million and other non-cash items and working capital changes totaling $2.1 million.
Net cash provided by operating activities during the year ended January 31, 2019 resulted from net income of $73.9 million, plus depreciation and amortization expense of $18.2 million, stock-based compensation expense of $21.1 million, and other non-cash items and working capital changes totaling $0.2 million.

Cash flows provided by and used in investing activities. Net cash used in investing activities during the year ended January 31, 2020 was primarily the result of the Acquisition of WageWorks for $1.64 billion, net of cash acquired, and purchases of marketable equity securities of $53.8 million. We also continued development of our proprietary systems and other software necessary to support our continued account growth. Purchases of software and capitalized software development costs for the year ended January 31, 2020 were $25.7 million compared to $10.0 million for the year ended January 31, 2019. We continued to invest in purchases of intangible member assets, using $9.1 million for portfolio purchases during the year ended January 31, 2020, compared to $1.2 million for the year ended January 31, 2019. Our purchases of property and equipment were $7.3 million for the year ended January 31, 2020, compared to $3.9 million during the year ended January 31, 2019.
Cash flows provided by financing activities. Cash flow provided by financing activities during the year ended January 31, 2020 resulted primarily from net borrowings of $1.22 billion, our follow-on offering where we received net proceeds of $458.5 million from the sale of 7,762,500 shares of our common stock, and the exercise of stock options of $11.3 million, offset by $7.8 million of principal payments on our long-term debt and $215.8 million of cash used to settle Client-held funds obligations. Cash flows provided by financing activities during the year ended January 31, 2019 resulted from proceeds associated with the exercise of stock options of $22.9 million.
Contractual obligations
We lease office space, data storage facilities, and other leases, as well as contractual commitments related to network infrastructure and certain maintenance requirements under long-term non-cancelable operating leases. Future minimum lease payments and other contractual payments required under non-cancelable obligations as of January 31, 2020 are as follows:

	Payments due by fiscal year
(in thousands)	2021	2022-2023	2024-2025	Thereafter	Total
Long-term debt obligations (1)	$39,063	$132,813	$1,070,313	$—	$1,242,189
Interest on long-term debt obligations (2)	45,658	84,986	58,730	—	189,374
Operating lease obligations (3)	13,064	35,456	32,023	99,530	180,073
Other contractual obligations (4)	21,912	26,629	1,648	—	50,189
Total	$119,697	$279,884	$1,162,714	$99,530	$1,661,825
(1) As of January 31, 2020, our outstanding principal of $1.24 billion is presented net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above. The debt maturity date is August 31, 2024.
(2) Estimated interest payments assume the stated interest rate applicable as of January 31, 2020 of 3.65% per annum on a $1.24 billion outstanding principal amount.
(3) We lease office space, data storage facilities, and other leases under non-cancelable operating leases expiring at various dates through 2031.
(4) Other contractual obligations consist of processing services agreements, telephony services, immaterial capital leases, and other contractual commitments.
Off-balance sheet arrangements
As of January 31, 2020, other than outstanding letters of credit issued under our Revolving Credit Facility, we do not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our consolidated balance sheets.
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
Costs to obtain a contract
We recognize an asset for the incremental costs of obtaining a contract with a customer, such as sales commissions, when we expect the benefit of those costs to be recoverable. Total capitalized costs to obtain a contract with a customer are included in Other current assets and Other assets on our consolidated balance sheets. We apply the practical expedient to recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
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
Valuation of Long-lived Assets including Goodwill, Intangible Assets and Estimated Useful Lives
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2020, no impairment of goodwill has been identified.
Long-lived assets, including property and equipment and intangible assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.
The useful lives of our long-lived assets including property and equipment and finite-lived intangible assets are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. The current estimate of useful lives represents our best estimate based on current facts and circumstances, but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life. Historically changes in useful lives have not resulted in material changes to our depreciation and amortization expense.
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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the years ended January 31, 2020, 2019, and 2018, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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

Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of January 31, 2020 were $191.7 million, of which $2.3 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of January 31, 2020 was $70.9 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. Our HSA Assets consists of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2020, we had HSA Assets of approximately $11.5 billion. As a non-bank custodian, we contract with our Depository Partners and an insurance company partner to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. The contract terms generally range from three to five years and have either fixed or variable interest rates. As our HSA Assets increase and existing agreements expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among Depository Partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, as our yield increases, we expect the spread to grow between the interest offered to us by our Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Our Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2020, we had Client-held funds of approximately $779.0 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2020, we had unrestricted cash and cash equivalents of $191.7 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. At January 31, 2020, we had $1.24 billion outstanding under our term loan facility and no amounts drawn under our Revolving Credit Facility.  Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments.  The interest rate on our Term Loan Credit Facility and Revolving Credit Facility is variable and was 3.65 percent at January 31, 2020.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at January 31, 2020 would result in approximately $12.5 million of additional interest expense over the next 12 months.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended January 31, 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s report on internal control over financial reporting, management has excluded WageWorks, Inc. from its assessment of internal control over financial reporting as of January 31, 2020, because it was acquired by the Company in a purchase business combination during the year ended January 31, 2020. We have also excluded WageWorks, Inc. from our audit of internal control over financial reporting. WageWorks, Inc. is a wholly-owned subsidiary whose total assets, excluding the effects of purchase accounting, and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 11% and 35%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2020.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Intangible Assets Acquired in the WageWorks, Inc. Acquisition
As described in Note 3 to the consolidated financial statements, on August 30, 2019, the Company closed the acquisition of WageWorks, Inc. for $51.35 per share in cash, or approximately $2.0 billion to WageWorks, Inc. stockholders. The acquisition resulted in $1.3 billion of goodwill and $711.5 million of intangible assets being recorded. The intangible assets were comprised of customer relationships of $598.5 million, developed technology of $96.9 million, trade names and trademarks of $12.3 million and in-process software development costs of $3.8 million. The Company preliminarily valued the acquired assets utilizing the discounted cash flow method, a form of the income approach. The significant assumptions used in the discounted cash flow analyses include future revenue growth and attrition rates, projected margins, royalty rates, technological obsolescence, discount rates used to present value future cash flows, and the amount of revenue and cost synergies expected from the acquisition.
The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in the acquisition of WageWorks, Inc. is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the customer relationships, developed technology, and trade names and trademarks intangible assets acquired due to the significant judgment required by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the valuation of the aforementioned intangible assets, which included the future revenue growth and discount rates for all the aforementioned intangible assets, royalty rates for the developed technology and trade names and trademarks intangible assets, attrition rates for the customer relationships intangible asset, and technological obsolescence for the developed technology intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of intangible assets and controls over development of significant assumptions related to the valuation of intangible assets, including future revenue growth and attrition rates, royalty rates, technological obsolescence, and discount rates. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of intangible assets; and (iii) evaluating the appropriateness of the discounted cash flow methods, testing the completeness and accuracy of the underlying data, and evaluating the reasonableness of significant assumptions, including the future revenue growth and attrition rates, royalty rates, technological obsolescence, and discount rates. Evaluating the reasonableness of the future revenue growth and attrition rates, technological obsolescence, and attrition rates involved considering the past performance of the acquired business, as well as economic and industry forecasts. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the methods and certain significant management assumptions, including technology obsolescence, royalty rates, and discount rates.
Determination of the Useful Life of Acquired Customer Relationships in the WageWorks, Inc. Acquisition
As described in Notes 1 and 3 to the consolidated financial statements, on August 30, 2019, the Company closed the acquisition of WageWorks, Inc. for $51.35 per share in cash, or approximately $2.0 billion to WageWorks, Inc. stockholders. As part of the transaction, the Company recorded a customer relationships intangible asset of $598.5 million. The useful life of the acquired customer relationships intangible asset was estimated based on future revenue growth and attrition.
The principal considerations for our determination that performing procedures relating to the determination of the useful life of the acquired customer relationships intangible asset in the WageWorks, Inc. acquisition is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the useful life estimate due to the significant judgment required by management when developing the estimate; and (ii) significant audit effort was required in evaluating the significant assumptions relating to the useful life estimate, which included the future revenue growth and attrition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the useful life of the acquired customer relationships, including controls over the development of significant assumptions relating to the useful life estimate, including future revenue growth and attrition. These procedures also included, among others (i) testing management’s process for developing the estimate of the useful life of acquired customer relationships; (ii) testing the completeness, accuracy, and relevance of underlying data used in the estimate; and (iii) evaluating the significant assumptions used by management, including the future revenue growth and attrition. Evaluating the reasonableness of the future revenue growth and attrition involved considering the past performance of the acquired business, as well as economic and industry forecasts, and the consistency with other evidence obtained throughout the audit.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 31, 2020
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated Balance Sheets

(in thousands, except par value)	January 31, 2020	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$191,726	$361,475
Accounts receivable, net of allowance for doubtful accounts of $1,216 and $125 as of January 31, 2020 and 2019, respectively	70,863	25,668
Other current assets	34,711	7,534
Total current assets	297,300	394,677
Property and equipment, net	33,486	8,223
Operating lease right-of-use assets	83,178	—
Intangible assets, net	783,279	79,666
Goodwill	1,332,631	4,651
Deferred tax asset	18	1,677
Other assets	35,089	21,122
Total assets	$2,564,981	$510,016
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,980	$3,520
Accrued compensation	50,121	16,981
Accrued liabilities	46,372	8,552
Current portion of long-term debt	39,063	—
Operating lease liabilities	12,401	—
Total current liabilities	151,937	29,053
Long-term liabilities
Long-term debt, net of issuance costs	1,181,615	—
Operating lease liabilities, non-current	68,017	—
Other long-term liabilities	2,625	2,968
Deferred tax liability	130,492	916
Total long-term liabilities	1,382,749	3,884
Total liabilities	1,534,686	32,937
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2020 and 2019	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 71,051 and 62,446 shares issued and outstanding as of January 31, 2020 and 2019, respectively	7	6
Additional paid-in capital	818,774	305,223
Accumulated earnings	211,514	171,850
Total stockholders’ equity	1,030,295	477,079
Total liabilities and stockholders’ equity	$2,564,981	$510,016
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year ended January 31,
(in thousands, except per share data)	2020	2019	2018
Revenue
Service revenue	$262,868	$100,564	$91,619
Custodial revenue	181,892	126,178	87,160
Interchange revenue	87,233	60,501	50,746
Total revenue	531,993	287,243	229,525
Cost of revenue
Service costs	170,863	76,858	70,426
Custodial costs	17,563	14,124	11,400
Interchange costs	17,658	15,068	12,783
Total cost of revenue	206,084	106,050	94,609
Gross profit	325,909	181,193	134,916
Operating expenses
Sales and marketing	43,951	29,498	23,139
Technology and development	77,576	35,057	27,385
General and administrative	60,561	33,039	25,111
Amortization of acquired intangible assets	34,704	5,929	4,863
Merger integration	32,111	—	—
Total operating expenses	248,903	103,523	80,498
Income from operations	77,006	77,670	54,418
Other expense
Interest expense	(24,772)	(270)	(274)
Other expense, net	(9,079)	(1,582)	(1,955)
Total other expense	(33,851)	(1,852)	(2,229)
Income before income taxes	43,155	75,818	52,189
Income tax provision	3,491	1,919	4,827
Net income	$39,664	$73,899	$47,362
Net income per share:
Basic	$0.59	$1.20	$0.79
Diluted	$0.58	$1.17	$0.77
Weighted-average number of shares used in computing net income per share:
Basic	67,026	61,836	60,304
Diluted	68,453	63,370	61,854
Comprehensive income:
Net income	$39,664	$73,899	$47,362
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	—	—	(59)
Comprehensive income	$39,664	$73,899	$47,303
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated compre- hensive loss	Accumulated earnings	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2017	59,538	$6	$232,114	$(165)	$29,985	$261,940
Issuance of common stock:
Issuance of common stock upon exercise of options and for restricted stock units	1,287	—	14,564	—	—	14,564
Stock-based compensation	—	—	14,310	—	—	14,310
Cumulative effect from adoption of ASU 2016-09	—	—	249	—	7,908	8,157
Adoption of ASU 2018-02	—	—	—	(45)	45	—
Other comprehensive loss, net of tax	—	—	—	(59)	—	(59)
Net income	—	—	—	—	47,362	47,362
Balance as of January 31, 2018	60,825	$6	$261,237	$(269)	$85,300	$346,274
Issuance of common stock:
Issuance of common stock upon exercise of options and for restricted stock units	1,621	—	22,929	—	—	22,929
Stock-based compensation	—	—	21,057	—	—	21,057
Cumulative effect from adoption of ASC 606	—	—	—	—	13,007	13,007
Cumulative effect from adoption of ASU 2016-01	—	—	—	269	(356)	(87)
Net income	—	—	—	—	73,899	73,899
Balance as of January 31, 2019	62,446	$6	$305,223	$—	$171,850	$477,079
Issuance of common stock:
Issuance of common stock upon exercise of options and for restricted stock units	842	—	11,438	—	—	11,438
Other issuance of common stock	7,763	1	462,269	—	—	462,270
Stock-based compensation	—	—	39,844	—	—	39,844
Net income	—	—	—	—	39,664	39,664
Balance as of January 31, 2020	71,051	$7	$818,774	$—	$211,514	$1,030,295
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows

	Year ended January 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$39,664	$73,899	$47,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,352	18,185	15,952
Stock-based compensation	39,844	21,057	14,310
(Gains) losses on marketable equity securities and other	(23,151)	1,173	597
Deferred taxes	3,665	408	4,306
Changes in operating assets and liabilities:
Accounts receivable	(5,009)	(4,306)	(4,734)
Other assets	(12,577)	(5,893)	(760)
Operating lease right-of-use assets	6,218	—	—
Accounts payable	(3,839)	863	(581)
Accrued compensation	4,550	4,432	3,827
Accrued liabilities and other current liabilities	5,759	3,031	484
Operating lease liabilities, non-current	(5,383)	—	—
Other long-term liabilities	(83)	573	939
Net cash provided by operating activities	105,010	113,422	81,702
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,644,575)	—	(2,882)
Purchases of marketable securities	(53,845)	(728)	(483)
Purchases of property and equipment	(7,286)	(3,869)	(5,458)
Purchases of software and capitalized software development costs	(25,654)	(9,978)	(10,380)
Acquisition of intangible member assets	(9,134)	(1,195)	(17,545)
Proceeds from sale of marketable securities	—	41,422	—
Net cash provided by (used in) investing activities	(1,740,494)	25,652	(36,748)
Cash flows from financing activities:
Proceeds from long-term debt	1,250,000	—	—
Payment of debt issuance costs	(30,504)	—	—
Principal payments on long-term debt	(7,813)	—	—
Settlement of client-held funds obligation	(215,790)	—	—
Proceeds from follow-on offering, net of payments for offering costs	458,495	—	—
Proceeds from exercise of common stock options	11,347	22,929	14,564
Net cash provided by financing activities	1,465,735	22,929	14,564
Increase (decrease) in cash and cash equivalents	(169,749)	162,003	59,518
Beginning cash and cash equivalents	361,475	199,472	139,954
Ending cash and cash equivalents	$191,726	$361,475	$199,472
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended January 31,
(in thousands)	2020	2019	2018

Supplemental cash flow data:
Interest expense paid in cash	$21,806	$203	$203
Income taxes paid in cash, net of refunds received	9,277	587	27
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible member assets accrued at period end	—	—	1,409
Equity-based acquisition consideration	3,776	—	—
Purchases of property and equipment included in accounts payable or accrued liabilities at period end	487	37	—
Purchases of software and capitalized software development costs included in accounts payable or accrued liabilities at period end	1,742	200	3
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders.  On July 24, 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian according to Treasury Regulations section 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than the sum of 2% of passive custodial funds held at each calendar year-end and 4% of the non-passive custodial funds held at each calendar year-end in order to take on additional custodial assets.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the consolidated financial statements, except for the new accounting pronouncements adopted during the year ended January 31, 2020, as described below.
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
Principles of consolidation
The consolidated financial statements include the accounts of HealthEquity, Inc., and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Client-held funds
Many of the Company's client services agreements with employers (referred to as "Clients") provide that Clients remit funds to the Company to pre-fund Client and employee participant contributions related to flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”, respectively) and commuter accounts. These Client-held funds remitted to the Company do not represent cash assets of the Company to the extent that they are not combined with corporate cash, and accordingly are not included in cash and cash equivalents on the Company's consolidated balance sheets.
Prior to the closing of the Acquisition, Wageworks included all Client-held funds with its corporate cash assets on its balance sheet, with an offsetting Client-held funds obligation. As of the closing of the Acquisition on August 30, 2019, WageWorks held approximately $682 million of Client-held funds, of which $220 million was combined with its corporate cash within WageWorks' corporate bank accounts; therefore, the Company determined that this $220 million of Client-held funds were assets of the Company, while the approximately $462 million of remaining Client-held funds were not assets of the Company. As of January 31, 2020, $4 million of Client-held funds remained combined within the Company's corporate bank accounts and therefore remained on the Company's consolidated balance sheets in cash and cash equivalents, with an offsetting liability included in accrued liabilities.
Accounts receivable
Accounts receivable represent monies due to the Company for monthly service revenue, custodial revenue and interchange revenue. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. As of January 31, 2020 and 2019, the Company had allowance for doubtful accounts of $1.2 million and $0.1 million, respectively. During the years ended January 31, 2020 and 2019, the Company recorded credit losses from trade receivables of $1.0 million and $0.2 million, respectively.
Investments
Marketable equity securities are strategic equity investments with readily determinable fair values for which the Company does not have the ability to exercise significant influence. These securities are accounted for at fair value and were classified as investments on the consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other expense, net in the consolidated statements of operations and comprehensive income. As a result of the Acquisition on August 30, 2019, the Company's marketable equity security investment in WageWorks was canceled.
Non-marketable equity securities are strategic equity investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence. These securities are accounted for using the measurement alternative and are classified as other assets on the consolidated balance sheets. All gains and losses on these investments, realized and unrealized, are recognized in other expense, net on the consolidated statements of operations and comprehensive income.
Equity method investments are equity securities in investees the Company does not control but over which the Company has the ability to exercise significant influence. Equity method investments are included in other assets on the consolidated balance sheets. The Company's share of the earnings or losses as reported by equity method investees, amortization of basis differences, and related gains or losses, if any, are recognized in other expense, net on the consolidated statements of operations and comprehensive income.
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
Other assets
Other assets consist primarily of contract costs, debt issuance costs, prepaid expenditures, income tax receivables, inventories, and various other assets. Amounts expected to be recouped or recognized over a period of twelve months or less have been classified as current in the accompanying consolidated balance sheets.
Leases
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
Operating leases are included in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on the consolidated balance sheets beginning February 1, 2019.
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
Intangible assets, net
Intangible assets are carried at cost and amortized, typically, on a straight-line basis over their estimated useful lives. The useful life used for computing amortization for all intangible asset classes is described below:

Software and software development costs	3 years
Acquired customer relationships	10-15 years
Acquired developed technology	2-5 years
Acquired trade names and trademarks	3 years
Acquired HSA portfolios	15 years
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
Acquired customer relationships, developed technology, and trade names and trade marks are valued utilizing the discounted cash flow method, a form of the income approach. The useful lives of acquired customer relationships were estimated based on future revenue growth and attrition. The useful lives of developed technology and trade names were estimated based on expected obsolescence. The Company expenses the assets straight-line over the useful lives, and determined that this amortization method is appropriate to reflect the pattern over which the economic benefits of these acquired assets are realized.
Acquired HSA portfolios consist of the contractual rights to administer the activities related to the individual HSAs acquired. The Company used its HSA customer relationship period assumption and the historical attrition rates of member accounts to determine that an average useful life of 15 years and the use of a straight-line amortization method are appropriate to reflect the pattern over which the economic benefits of existing member assets are realized.
The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. During the year ended January 31, 2019, the Company incurred a loss on disposal of approximately $0.7 million of previously capitalized software development costs. No impairment charges were recorded during the years ended January 31, 2020 or 2018.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on January 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a qualitative assessment to compare a reporting unit's fair value to its carrying value. If it is determined that it is more likely than not that a reporting unit's fair value is less than its carrying value, a quantitative comparison is made between the Company's market capitalization and the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements.
Self-insurance
The Company is self-insured for medical insurance up to certain annual stop-loss limits. The Company establishes a liability as of the balance sheet date for claims, both reported and incurred but not reported, using currently available information as well as historical claims experience, and as determined by an independent third party.
Other long-term liabilities
Other long-term liabilities consists of long-term deferred revenue and other liabilities that the Company does not expect to settle within one year.
Revenue recognition
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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
Costs to obtain a contract. ASC 606 requires capitalizing the costs of obtaining a contract when those costs are expected to be recovered. As of January 31, 2020, the net amount capitalized as contract costs was $21.8 million, which is included in other current assets and other assets. Amortization of capitalized contract costs during the year ended January 31, 2020 was $1.9 million.
In order to determine the amortization period for sales commissions contract costs, the Company applied the portfolio approach. Accordingly, the amortization period of the assets has been determined to be the average economic life of an HSA or CDB relationship, which is estimated to be 15 years and 7 years, respectively. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income.
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
Service revenue. The Company hosts its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company will continue to recognize service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
Custodial revenue. The Company deposits HSA assets at federally insured custodial depository partners, which we refer to as our Depository Partners, and investment assets with an investment partner. The deposit of funds represents a service that is simultaneously received and consumed by our Depository Partners and investment partner. The Company will continue to recognize custodial revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for the service, each month based on the amount received by its custodial partners and investment partners.
Interchange revenue. The Company satisfies its interchange performance obligation each time payments are made with its cards via payment networks. The Company will continue to recognize interchange revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for the service, in the month the payment transaction occurs.
Contract balances. The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company's deferred revenue increased from $0.4 million as of January 31, 2019 to $3.7 million as of January 31, 2020, primarily due to the Acquisition. The balances are related to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue, and are generally recognized within twelve months, with the exception of the interchange arrangement, which is generally recognized over a five year term. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $0.4 million. The Company expects to satisfy its remaining obligations for these arrangements.
Significant judgments. The Company makes no significant judgments in determining the amount or timing of revenue recognition. The Company has estimated the average economic life of an HSA or CDB member relationship, which which has been determined to be the amortization period for the capitalized sales commissions contract costs.
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

At the closing of the Acquisition, and in accordance with the Merger Agreement, certain service-based RSUs with respect to WageWorks common stock were replaced by the Company and converted into RSUs with respect to common stock of the Company. Certain other WageWorks equity awards were exchanged for cash. The fair value of awards that were replaced or exchanged for cash was measured as of the Acquisition date, and a portion of the fair value, which represented the pre-Acquisition service provided by team members to WageWorks, was included in the total consideration paid as part of the Acquisition. The remaining fair value represents post-Acquisition share-based compensation expense.
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
Interest Expense
Interest expense consists of accrued interest expense and amortization of deferred financing costs associated with our credit agreement.
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
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company has recorded a valuation allowance with respect to realized capital losses for which the Company does not expect to generate capital gains in order to utilize the capital losses in the future and with respect to certain insignificant state credits which are not expected to be utilized before they expire. The Company believes that it is more likely than not that all other deferred tax assets will be realized as of January 31, 2020. The Company uses the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes.
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

Asset acquisitions
The Company routinely acquires rights to be the custodian of HSA portfolios, in which substantially all of the fair value of the gross portfolio assets acquired is concentrated in a group of similar HSA assets and therefore the acquisitions do not constitute a business. Accordingly, the acquisitions are accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the Company is required to fair value the assets transferred. The cost of the assets acquired, including transaction costs incurred in conjunction with an asset acquisition, is allocated to the individual assets acquired based on their relative fair values and does not give rise to goodwill.
Business combination
Consideration paid for the acquisition of a business as defined by ASC 805-10 is allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.
Acquisition-related expenses incurred in conjunction with the acquisition of a business are recognized in earnings in the period in which they are incurred and are included in other expense, net on the consolidated statement of operations. During the years ended January 31, 2020, 2019 and 2018, the Company incurred expenses of $40.8 million, $2.1 million, and $2.2 million, respectively, for acquisition-related activity.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates for the allowance for doubtful accounts, capitalized software development costs, evaluating goodwill and long-lived assets for impairment, useful lives of property and equipment and intangible assets, accrued compensation, accrued liabilities, grant date fair value of stock options, and income taxes. Actual results could differ from those estimates.
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (codified as "ASC 842"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. ASC 842 requires that a lessee recognize a liability to make lease payments (the lease liability) and a ROU asset representing its right to use the underlying asset for the lease term on the balance sheet.
The Company adopted ASC 842 on February 1, 2019 using the modified retrospective transition method with the adoption date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The adoption of ASC 842 on February 1, 2019 resulted in the recognition on the Company's consolidated balance sheet of both operating lease liabilities of $40.6 million and ROU assets of $38.0 million, which equals the lease liabilities net of accrued rent previously recorded on its consolidated balance sheet under previous guidance. The adoption of ASC 842 did not have an impact on the Company's consolidated statement of operations, stockholders’ equity and cash flows for the year ended January 31, 2020.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. This ASU should be applied prospectively. We adopted the standard effective February 1, 2019, which had no impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU permits the capitalization of implementation costs incurred in a software hosting arrangement. This ASU is effective for fiscal years beginning after December 15, 2019. The Company elected to early adopt the new standard as of October 31, 2019 using the prospective transition method. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to early adopt this ASU. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In August 2018, FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. As this relates to disclosure only, the Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for fiscal periods beginning after December 15, 2020, and early adoption is permitted. The Company does not plan to early adopt this ASU, and is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Year ended January 31,
(in thousands, except per share data)	2020	2019	2018
Numerator (basic and diluted):
Net income	$39,664	$73,899	$47,362
Denominator (basic):
Weighted-average common shares outstanding	67,026	61,836	60,304
Denominator (diluted):
Weighted-average common shares outstanding	67,026	61,836	60,304
Weighted-average dilutive effect of stock options and restricted stock units	1,427	1,534	1,550
Diluted weighted-average common shares outstanding	68,453	63,370	61,854
Net income per share:
Basic	$0.59	$1.20	$0.79
Diluted	$0.58	$1.17	$0.77
For the years ended January 31, 2020, 2019 and 2018, approximately 0.3 million, 0.1 million, and 0.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
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
Consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants to value acquired intangible assets. The initial allocation of the consideration paid was based on a preliminary valuation and is subject to potential adjustment during the measurement period (up to one year from the Acquisition date). Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible) and liabilities assumed, as well as tax-related matters. The Company expects the allocation of the consideration transferred to be finalized within the measurement period.
The following table summarizes the Company's current allocation of the consideration paid:

(in millions)	Initial Allocation	Adjustments	Updated Allocation
Cash and cash equivalents	$406.8	$(14.5)	$392.3
Other current assets	56.5	1.0	57.5
Property, plant, and equipment	26.6		26.6
Operating lease right-of-use assets	42.5		42.5
Intangible assets	715.3		715.3
Goodwill	1,330.5	(2.5)	1,328.0
Other assets	5.9		5.9
Client-held funds obligation	(237.5)	17.8	(219.7)
Other current liabilities	(69.1)	(2.9)	(72.0)
Other long-term liabilities	(26.7)		(26.7)
Deferred tax liability	(128.7)	1.1	(127.6)
Total consideration paid	$2,122.1	$—	$2,122.1
The Acquisition resulted in $1.33 billion of goodwill, which is attributable to several strategic, operational and financial benefits expected from the Acquisition, including custodial and interchange revenue synergies based on current contractual relationships, as well as operational cost synergies resulting from increased scale in service delivery and elimination of duplicative management functions and other back-office operational efficiencies. The adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters. The goodwill created in the Acquisition is not expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to acquired identified intangible assets is as follows:

(in millions)	Fair value	Weighted-average remaining amortization period (years)
Customer relationships	$598.5	15.0
Developed technology	96.9	4.5
Trade names & trademarks	12.3	3.0
Identified intangible assets subject to amortization	707.7	13.4
In-process software development costs	3.8	n/a
Total acquired intangible assets	$711.5
The Company preliminary valued the acquired assets utilizing the discounted cash flow method, a form of the income approach. The significant assumptions used in the discounted cash flow analyses include future revenue growth and attrition rates, projected margins, royalty rates, technological obsolescence, discount rates used to present value future cash flows, and the amount of revenue and cost synergies expected from the Acquisition.

In connection with the transaction, for the year ended January 31, 2020, the Company incurred approximately $40.8 million of acquisition costs, which are recorded as other expense, net. For the year ended January 31, 2020, WageWorks contributed revenue of approximately $184.7 million
Pro forma information
The unaudited pro forma results presented below include the effects of the Acquisition as if it had been consummated as of February 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition, which include adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the integration of WageWorks. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The estimated pro forma revenue and net income includes the alignment of accounting policies, the effect of fair value adjustments related to the Acquisition, associated tax effects and the impact of the borrowings to finance the Acquisition and related expenses.

	Year ended January 31,
(in thousands)	2020	2019
Revenue	$798,253	$765,801
Net income	$23,101	$6,419

Note 4. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations and comprehensive income components consist of the following:
Property and equipment
Property and equipment consisted of the following as of January 31, 2020 and 2019:

(in thousands)	January 31, 2020	January 31, 2019
Leasehold improvements	$19,240	$3,583
Furniture and fixtures	7,929	4,476
Computer equipment	22,074	9,242
Property and equipment, gross	49,243	17,301
Accumulated depreciation	(15,757)	(9,078)
Property and equipment, net	$33,486	$8,223
Depreciation expense for the years ended January 31, 2020, 2019 and 2018 was $8.9 million, $3.5 million and $2.8 million, respectively.
Other expense, net
Other expense, net, consisted of the following:

	Year ended January 31,
(in thousands)	2020	2019
Interest income	$5,905	$1,946
Gain (loss) on equity securities	27,760	(102)
Acquisition costs	(40,810)	(2,121)
Other expense	(1,934)	(1,305)
Total other expense, net	$(9,079)	$(1,582)

Note 5. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of less than 1 year to approximately 11 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
Amortization and interest expense related to finance leases were not material during the years ended January 31, 2020 and 2019.
The components of operating lease costs are as follows:

Year ended January 31,
(in thousands, except for term and percentages)	2020
Operating lease expense	$9,059
Sublease income	(750)
Net operating lease cost	$8,309
Weighted average lease term and discount rate are as follows:

As of January 31, 2020
Weighted average remaining lease term	9.41 years
Weighted average discount rate	4.35%
Maturities of operating lease liabilities as of January 31, 2020 were as follows:

Fiscal year ending January 31, (in thousands)	Operating leases
2021	$12,695
2022	12,245
2023	9,942
2024	8,282
2025	8,280
Thereafter	47,108
Total lease payments	98,552
Less imputed interest	(18,134)
Present value of lease liabilities	$80,418

Current	$12,401
Non-current	68,017
Total lease liabilities	$80,418
As of January 31, 2020, the Company had additional operating leases for office space that have not yet commenced with aggregate undiscounted lease payments of $81.5 million. These operating leases will commence in fiscal year 2021 with leases terms ranging from 3 to 11 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

Year ended January 31,
(in thousands, except for term and percentages)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,361
ROU assets obtained in exchange for new operating lease obligations	$34,196

Note 6. Intangible assets and goodwill
Intangible assets
During the year ended January 31, 2020, the Company recorded $711.5 million of acquired identified intangible assets as a result of the Acquisition of WageWorks. For further information about these acquired identified intangible assets, see Note 3—Business Combination.
During the years ended January 31, 2020 and 2019, the Company capitalized the following amounts to acquire the rights to act as a custodian of HSA portfolios:

(in thousands)	January 31, 2020	January 31, 2019
Acquired HSA portfolios	$7,659	$1,195
The Company has determined the acquired HSA portfolios to have a useful life of 15 years. The assets are being amortized using the straight-line amortization method, which has been determined to be appropriate to reflect the pattern over which the economic benefits of existing assets are realized.
During the years ended January 31, 2020, 2019 and 2018, the Company capitalized software development costs of $24.1 million, $9.3 million and $8.1 million, respectively, related to significant enhancements and upgrades to its technology-enabled services platforms.
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2020 and January 31, 2019:

(in thousands)	January 31, 2020	January 31, 2019
Amortizable intangible assets:
Software and software development costs	$76,221	$44,835
Acquired HSA portfolios	92,770	85,110
Acquired customer relationships	601,381	2,882
Acquired developed technology	96,925	—
Acquired trade names	12,300	—
Amortizable intangible assets, gross	879,597	132,827
Accumulated amortization	(98,851)	(53,161)
Total amortizable intangible assets, net	780,746	79,666
Acquired in process software development costs	2,533	—
Total intangible assets, net	$783,279	$79,666
During the years ended January 31, 2020, 2019 and 2018, the Company expensed a total of $23.8 million, $13.7 million and $12.2 million, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the years ended January 31, 2020, 2019, and 2018 was $46.5 million, $14.7 million and $13.2 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2021	$90,868
2022	83,476
2023	71,804
2024	62,622
2025	55,810
Thereafter	416,166
Total	$780,746
Goodwill
During the year ended January 31, 2020, the Company recorded $1.33 billion of goodwill from the Acquisition of WageWorks. For further information about the resulting goodwill, see Note 3—Business Combination. There were no other changes to the goodwill carrying value during the years ended January 31, 2020, 2019, and 2018.

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
Future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $5.5 million, which is expected to be received through February 2023, and other agreements, are as follows:

Year ending January 31, (in thousands)	Office leases	Other agreements(1)	Total
2021	$13,064	$21,912	$34,976
2022	17,610	14,628	32,238
2023	17,846	12,001	29,847
2024	15,973	1,245	17,218
2025	16,050	403	16,453
Thereafter	99,530	—	99,530
Total	$180,073	$50,189	$230,262
(1) Other agreements does not include payments required under the Company's term loan facility. Refer to Note 8—Indebtedness.
Subsequent to the Acquisition of WageWorks, the Company entered into non-cancelable agreements to acquire the rights to administer WageWorks HSAs currently administered by third-party custodians. The amounts due under these agreements are primarily variable in nature based on the number of HSAs transferred. The fixed amounts due have been included in the schedule above.
Lease expense was $9.1 million, $5.5 million, $4.3 million for the years ended January 31, 2020, 2019, and 2018, respectively. Sublease income was $0.8 million for the year ended January 31, 2020.
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
Legal matters
WageWorks is pursuing an affirmative claim against the Office of Personnel Management ("OPM") to obtain payment for services provided by WageWorks between March 1, 2016 and August 31, 2016 pursuant to its contract with OPM. In connection with WageWorks' claims against OPM, OPM has brought a claim against WageWorks contending that it was not entitled to any payments until WageWorks replaced the prior administrator and started processing claims on September 1, 2016. Both WageWorks and OPM have filed opposing for summary judgment with the Civilian Board of Contract Appeals, which motions remain pending.
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
Note 8. Indebtedness
As of January 31, 2020, long-term debt consisted of the following:

(in millions)	January 31, 2020
Term loan facility	$1,242.2
Less: unamortized loan issuance costs (1)	21.5
Long-term debt, net of issuance costs	$1,220.7
(1) In addition to the $21.5 million of unamortized issuance costs related to the term loan facility, $6.4 million of unamortized issuance costs related to our revolving credit facility are included within other assets on the January 31, 2020 consolidated balance sheet.
In connection with the closing of the Acquisition, on August 30, 2019, the Company entered into a credit facility (the "Credit Agreement”) that provided for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion, the proceeds of which were used to finance the Acquisition, to refinance substantially all outstanding indebtedness of HealthEquity and WageWorks and to pay related fees and expenses; and
(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of January 31, 2020.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2020, the stated interest rate was 3.65% and the effective interest rate was 4.10%. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the Term Loan Facility are required to be repaid as described in the following table:

Fiscal year ending January 31, (in millions)	Principal payments
2021	$39.1
2022	62.5
2023	70.3
2024	101.6
2025	968.7
Total principal payments	$1,242.2
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.25 to 1.00, which steps down to (x) 5.00 to 1.00 beginning with the fiscal quarter ending July 31, 2020 and (y) 4.50 to 1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2020, and for the period then ended.
The obligations of HealthEquity under the Credit Agreement are required to be unconditionally guaranteed by WageWorks and each of the Company's subsequently acquired or organized direct and indirect domestic subsidiaries and are secured by security interests in substantially all assets of HealthEquity and the guarantors, in each case, subject to certain customary exceptions.
Note 9. Income taxes
The income tax provision consisted of the following:

	Year ended January 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(448)	$1,095	$392
State	274	416	130
Total current tax provision (benefit)	$(174)	$1,511	$522
Deferred:
Federal	$3,538	$1,258	$4,068
State	127	(850)	237
Total deferred tax provision	$3,665	$408	$4,305
Total income tax provision	$3,491	$1,919	$4,827

Total income tax provision differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2020	2019	2018
Federal income tax expense at the statutory rate	$9,063	$15,922	$17,744
State income tax expense, net of federal tax benefit	960	1,518	1,241
Other non-deductible or non-taxable items, net	798	251	143
Excessive employee remuneration	2,117	160	—
Excess tax benefits on stock-based compensation expense, net	(4,815)	(14,255)	(14,136)
Federal research and development credits	(2,296)	(2,252)	(729)
Change in uncertain tax position reserves, net of indirect benefits	491	450	191
Non-deductible acquisition-related costs	3,032	—	—
Non-taxable gain on investment in subsidiary	(5,790)	—	—
Deferred tax rate adjustment due to tax reform	—	—	458
Current statutory rate differential due to tax reform	—	—	(308)
Other items, net	(69)	125	223
Total income tax provision	$3,491	$1,919	$4,827
The Company’s effective income tax rate for the years ended January 31, 2020, 2019 and 2018 was 8.1%, 2.5%, and 9.2%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The increase in the effective tax rate for the year ended January 31, 2020 over the year ended January 31, 2019 was primarily due to a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to pre-tax income and an increase in non-deductible expenses, which were offset by exclusion of the gain in connection with our equity investment in WageWorks that will not be realized for income tax purposes. The decrease in the effective tax rate for the year ended January 31, 2019 compared to the year ended January 31, 2018 was primarily due to the reduction in the US federal corporate income tax rate from 35% to 21% as a result of legislative changes effective January 1, 2018 and an increase in federal and state research and development tax credits over prior periods.
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a reduction of the statutory corporate income tax rate from a top rate of 35% to 21% effective January 1, 2018. The Company is subject to federal and state income taxes in the United States based on a calendar year which differs from its January fiscal year-end for financial reporting purposes. For purposes of reconciling the total income tax provision for the fiscal year ended January 31, 2018, the Company applied a federal statutory rate of 34% for the entire fiscal year as this was the rate that applies for the tax year ended December 31, 2017 which comprised 11 months of the fiscal year. Because a 21% federal statutory rate applied for the one month ending January 31, 2018, a reconciling item was included in the tax rate reconciliation table above to adjust for the statutory rate reduction that applied to this one-month period. This resulted in a reduction to the income tax provision of $0.3 million.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2020	January 31, 2019
Deferred tax assets:
Net operating loss carryforward	$1,147	$68
Stock compensation	10,764	6,987
Research and development credits	4,693	2,323
Lease liabilities	20,232	—
Deferred rent	—	626
Accruals and reserves	6,854	1,503
Other, net	2,154	224
Total gross deferred tax assets	$45,844	$11,731
Less valuation allowance	(203)	(97)
Deferred tax assets, net of valuation allowance	45,641	11,634
Deferred tax liabilities:
Fixed assets	(4,875)	(1,294)
Intangible assets	(142,673)	(4,798)
Incremental contract costs	(5,474)	(4,654)
Right-of-use assets	(21,068)	—
Goodwill	(1,831)	—
Other, net	(194)	(127)
Total gross deferred tax liabilities	(176,115)	(10,873)
Net deferred tax asset (liability)	$(130,474)	$761
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize most of its deferred tax assets. However, the Company recorded a valuation allowance of $0.2 million and $0.1 million as of January 31, 2020 and January 31, 2019, respectively. The increase in valuation allowance recorded is primarily the result of state tax credits that are not expected to be utilized before they expire.
As of January 31, 2020, the Company had recorded gross state net operating loss carryforwards of $20.5 million which begin to expire at various intervals following the tax year ending December 31, 2024. As of January 31, 2020, the Company also had federal and state research and development carryforwards of $3.6 million and $7.8 million, respectively, which begin to expire following the tax years ending December 31, 2038 and 2022, respectively.
As of January 31, 2020 and 2019, the gross unrecognized tax benefit was $9.4 million and $1.7 million, respectively. If recognized, $8.6 million and $1.5 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2020 and 2019, respectively. Total gross unrecognized tax benefits increased by $7.7 million in the period from January 31, 2019 to January 31, 2020. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including the impact of purchase accounting from the Acquisition, is as follows:

(in thousands)	January 31, 2020	January 31, 2019
Gross unrecognized tax benefits at beginning of year	$1,693	$889
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	6,888	—
Decreases as a result of tax positions taken during a prior period	(1)	(1)
Increases as a result of tax positions taken during the current period	790	805
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	—	—
Gross unrecognized tax benefits at end of year	$9,370	$1,693

Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Other unrecognized tax benefits have been netted against existing tax receivable balances where significant overpayments have resulted. The resulting unrecognized tax benefit recorded within the Company's consolidated balance sheet excludes the following amounts that have been netted against the related deferred tax assets or tax receivables accordingly:

(in thousands)	January 31, 2020	January 31, 2019
Total gross unrecognized tax benefits	$9,370	$1,693
Amounts netted against related deferred tax assets	(8,914)	(1,693)
Unrecognized tax benefits recorded on the consolidated balance sheet	$456	$—
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other expense in the statement of operations and comprehensive income. During the year ended January 31, 2020, the Company recorded penalties and interest of $0.1 million related to unrecognized tax benefits. There were no interest and penalties recorded related to unrecognized tax benefits during the years ended January 31, 2019 and 2018 in the statement of operations and comprehensive income. As of January 31, 2020, accrued interest and penalties of $0.6 million were recorded, of which $0.5 million related to existing balances from the Acquisition recorded through purchase accounting. As of January 31, 2019, no accrued interest and penalties were recorded.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2000.
Note 10. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2020	2019	2018
Cost of revenue	$4,792	$2,837	$2,594
Sales and marketing	4,694	3,536	2,030
Technology and development	7,649	5,117	3,318
General and administrative	12,972	9,567	6,368
Merger integration	1,603	—	—
Other expense, net	13,714	—	—
Total stock-based compensation expense	$45,424	$21,057	$14,310
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2020	2019	2018
Stock options	$6,612	$7,581	$7,826
Performance stock options	—	681	1,378
Restricted stock units	25,781	7,657	3,224
Performance restricted stock units	4,862	2,419	1,882
Restricted stock awards	655	570	—
Performance restricted stock awards	1,934	2,149	—
Total non-cash stock-based compensation expense	39,844	21,057	14,310
Acquisition awards exchanged for cash	5,580	—	—
Total stock-based compensation expense	$45,424	$21,057	$14,310
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2020, 4.8 million shares were available for grant under the Incentive Plan.
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
The weighted-average fair value of options granted during the years ended January 31, 2020, 2019 and 2018 was $25.97, $26.40 and $17.16 per share, respectively. The key input assumptions that were utilized in the valuation of the stock options granted during the years ended January 31, 2020, 2019 and 2018 are as follows:

Year ended January 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Expected stock price volatility	35.98% - 36.53%	36.53% - 37.84%	37.79% - 38.01%
Risk-free interest rate	2.21% - 2.43%	2.52% - 2.79%	1.18% - 2.07%
Expected life of options	4.95 - 5.09 years	5.17 - 6.25 years	4.50 - 6.25 years
The Company historically used the "simplified" method to estimate the expected term of an option as determined under Staff Accounting Bulletin No. 110 due to limited option exercise history as a public company. Commencing February 1, 2019, the Company began estimating the expected life of an option using its own historical option exercise and termination data. Expected volatility is determined using weighted average volatility of publicly traded peer companies. During the year ended January 31, 2019, the Company began using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2019	2,444	$0.10 - 82.39	$27.37	6.74	$85,971
Granted	108	$63.64 - 73.61	$73.27
Exercised	(465)	$0.10 - 59.63	$24.58
Forfeited	(47)	$24.36 - 44.53	$31.09
Outstanding as of January 31, 2020	2,040	$0.10 - 82.39	$30.35	5.90	$74,009
Vested and expected to vest as of January 31, 2020	2,040		$30.35	5.90	$74,009
Exercisable as of January 31, 2020	1,426		$23.53	5.30	$60,744
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the years ended January 31, 2020, 2019 and 2018 was $22.5 million, $65.5 million, and $44.8 million, respectively.
As of January 31, 2020, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.4 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $7.2 million.
Restricted stock units and restricted stock awards
The Company grants RSUs and RSAs to certain team members, officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs and RSAs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. The weighted-average fair value of RSUs granted during the years ended January 31, 2020, 2019 and 2018 was $65.20, $67.69 and $44.61 per share, respectively.
Acquisition of WageWorks. As described above, at the closing of the Acquisition, and in accordance with the Merger Agreement, 523,318 service-based RSUs with respect to WageWorks common stock were replaced by the Company and converted into RSUs with respect to common stock of the Company. These replaced awards are included in the granted amounts in the summary of RSU and RSA activity below.
The awards replaced by the Company in the Acquisition were measured at the Acquisition date based on the estimated fair value of $29.7 million. A portion of that fair value, $3.8 million, which represented the pre-Acquisition service provided by team members to WageWorks, was included in the total consideration paid as part of the Acquisition. As of the closing of the Acquisition, the remaining portion of the fair value of those awards was $25.9 million, representing post-Acquisition share-based compensation expense, $8.1 million of which was recognized during the year ended January 31, 2020 as acquisition-related costs, and the remainder of which will be recognized in the ordinary course as these team members provide service over the remaining vesting periods.
Additionally, at the closing of the Acquisition, and in accordance with the Merger Agreement, the Company exchanged for cash certain WageWorks equity awards measured at the Acquisition date based on the estimated fair value of $23.6 million. A portion of that fair value, $18.1 million, which represented the pre-Acquisition service provided by team members to WageWorks, was included in the total consideration paid as part of the Acquisition. As of the closing of the Acquisition, the remaining portion of the fair value of the awards exchanged for cash was $5.6 million, representing post-Acquisition share-based compensation expense that was recognized during the year ended January 31, 2020.
Performance restricted stock units and awards. In March 2017, the Company awarded 146,964 performance-based RSUs ("PRSUs"). The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurs upon approval by the Compensation Committee of the board of directors, based on the level of achievement of the performance goal as measured on January 31, 2020. The performance conditions allow for a range of vesting from 0% to 150%.
In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). Vesting of the PRSAs is dependent upon the achievement of certain financial criteria measured on January 31, 2021, and cliff vest upon approval by the Compensation Committee. The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. Issuance of the underlying shares occurred at the grant date. The Company believes it is probable that the PRSAs will vest at least in part. The vesting of the PRSAs will ultimately range from 0% to 200% based on the level of achievement of the performance goals. The PRSAs were issued at the 200% level of achievement. As the underlying shares were issued at grant date, they are subject to clawback based on actual Company performance.
In March 2019, the Company awarded 129,963 PRSUs. Vesting of the PRSUs is dependent upon the achievement of certain financial criteria measured on January 31, 2022. The PRSUs cliff vest and are issued upon approval by the Compensation Committee. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
As a result of the Acquisition, the Compensation Committee is considering revisions to existing PRSU and PRSA performance goals, including those measured as of January 31, 2020.
A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2019	647	$55.18	256	$61.93
Granted	1,306	65.20	—	—
Vested	(387)	58.40	(11)	62.75
Forfeited	(186)	58.39	(10)	61.72
Outstanding as of January 31, 2020	1,380	$63.33	235	$61.91
During the years ended January 31, 2020, 2019 and 2018 the aggregate intrinsic value of RSUs and RSAs vested was $25.0 million, $6.4 million, and $0.7 million, respectively.
Total unrecorded stock-based compensation expense as of January 31, 2020 associated with RSUs and PRSUs was $65.9 million, which is expected to be recognized over a weighted-average period of 2.6 years. Total unrecorded stock-based compensation expense as of January 31, 2020 associated with RSAs and PRSAs was $3.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Note 11. Fair value
Fair value measurements are made at a specific point in time, based on relevant market information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
•Level 1—quoted prices in active markets for identical assets or liabilities;
•Level 2—inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3—unobservable inputs based on the Company’s own assumptions.
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of January 31, 2020 due to the short-term nature of these instruments.

Our long-term debt is considered a Level 2 instrument and is recorded at book value in our consolidated financial statements. Our long-term debt reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, we believe the fair value of our long-term debt approximates carrying value.
Note 12. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 18 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $3.7 million, $1.8 million and $1.4 million for the years ended January 31, 2020, 2019 and 2018, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $200,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $3.7 million and $1.4 million as of January 31, 2020 and 2019, respectively.

Note 13. Supplementary quarterly financial data (unaudited)

	Three months ended
(in thousands, except for per share amounts)	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
Total revenue	$201,200	$157,118	$86,623	$87,052
Total cost of revenue	87,519	61,083	28,183	29,299
Gross profit	113,681	96,035	58,440	57,753
Total operating expenses	99,139	86,113	33,576	30,075
Total other income (expense)	(15,149)	(41,174)	(1,128)	23,600
Income tax provision (benefit)	(417)	(9,918)	4,370	9,456
Net income (loss)	$(190)	$(21,334)	$19,366	$41,822
Net income (loss) per share (1):
Basic	$—	$(0.30)	$0.30	$0.67
Diluted	$—	$(0.30)	$0.30	$0.65

	Three months ended
(in thousands, except for per share amounts)	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Total revenue	$75,777	$70,495	$71,067	$69,904
Total cost of revenue	31,332	24,678	24,492	25,548
Gross profit	44,445	45,817	46,575	44,356
Total operating expenses	27,864	26,831	25,012	23,816
Total other income (expense)	(221)	(1,555)	(75)	(1)
Income tax provision (benefit)	3,241	1,745	(1,029)	(2,038)
Net income	$13,119	$15,686	$22,517	$22,577
Net income per share (1):
Basic	$0.21	$0.25	$0.36	$0.37
Diluted	$0.21	$0.25	$0.36	$0.36
(1) Net income (loss) per share amounts may not sum to equal the full year total due to changes in the number of shares outstanding during the periods and rounding.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, and subject to the below exclusion, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting (the “Internal Controls Guidance”). In accordance with the Internal Controls Guidance, as the Company acquired WageWorks on August 30, 2019, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of January 31, 2020 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of WageWorks. WageWorks’ assets represented approximately 11% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 35% of the Company's consolidated total revenues, each as of and for the fiscal year ended January 31, 2020.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020. In making this assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of January 31, 2020.
In accordance with the Internal Controls Guidance, management has excluded WageWorks from its assessment of internal control over financial reporting as of January 31, 2020, because it was acquired by the Company in a purchase business combination during the fiscal year ended January 31, 2020. WageWorks’ assets represented approximately 11% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 35% of the Company's consolidated total revenues, each as of and for the fiscal year ended January 31, 2020.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has also audited the effectiveness of the Company’s internal control over financial reporting, excluding WageWorks, as of January 31, 2020. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Material Weaknesses in Internal Control over Financial Reporting
WageWorks disclosed the existence of material weaknesses in internal control over financial reporting in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2018. While management did not include WageWorks in its assessment of internal control over financial reporting, management determined the material weaknesses included below were unremediated at WageWorks as of January 31, 2020.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.
Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring Activities
There was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former WageWorks senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. WageWorks management’s failure to timely communicate all pertinent information resulted in an environment which led to errors in the WageWorks financial statements as of the fiscal year ended December 31, 2018.
It was noted that WageWorks did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities information and communication, and monitoring activities:
•WageWorks did not have processes and controls to ensure there were adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.
•WageWorks did not effectively execute a strategy to attract, develop and retain a sufficient complement of qualified resources with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.
•There was not an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.
•WageWorks did not have adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to its policies and GAAP.
•WageWorks did not have adequate management oversight around completeness and accuracy of data material to financial reporting.
•There was a lack of robust, established and documented accounting policies and insufficiently detailed procedures to put these policies into effective action.
•WageWorks was not focused on a commitment to competency as it relates to creating priorities, allocating adequate resources and establishing cross functional procedures around managing complex contracts and non-routine transactions as well as managing change and attracting, developing and retaining qualified resources.

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
These gaps resulted in several adjustments in revenue, accounts receivable, and accounts receivable reserves in the WageWorks financial statements as of the fiscal year ended December 31, 2018.
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
Remediation Efforts
The Company continues to assess the impact of the Acquisition on its internal control over financial reporting and has engaged an external internal control specialist to assist with creating a remediation plan.
Changes in Internal Control Over Financial Reporting
As noted above, WageWorks has been excluded from management’s assessment of internal control over financial reporting as of January 31, 2020. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
None.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2020 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2020 Annual Meeting of Stockholders is incorporated by reference to our 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2020 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2020 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2020 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2020 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36568	3.4	July 6, 2018
4.1+	Description of Securities of the Registrant
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.8†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.9†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.11†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.12	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.13	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.14†	Offer letter to Robert W. Selander, dated September 28, 2015.	8-K	001-36568	10.1	September 30, 2015
10.15	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016
10.16	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.17	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.18	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.19†	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36568	10.25	March 28, 2018
10.20†	Employment Agreement, dated June 1, 2018, by and between the Registrant and Angelique Hill	10-Q	001-36568	10.1	June 7, 2018
10.21†	Employment Agreement, dated May 15, 2018, by and between the Registrant and Edward R. Bloomberg	10-Q	001-36568	10.1	September 6, 2018
10.22†	HealthEquity, Inc. Amended and Restated Executive Change in Control Severance Plan	10-Q	001-36568	10.3	September 6, 2018
10.23	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.24	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.25	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.26†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.27	Employment Agreement, dated April 5, 2018, by and between the Registrant and Ashley Dreier	10-K	001-36568	10.29	March 28, 2019
10.28	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.29	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.30	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36568	10.32	March 28, 2019
10.31	Agreement and Plan of Merger, dated as of June 26, 2019, by and among HealthEquity, Inc., WageWorks, Inc. and Pacific Merger Sub Inc.	8-K	001-36568	2.1	June 27, 2019
10.32	Credit Agreement, dated as of August 30, 2019, among HealthEquity, Inc., as borrower, each lender from time to time party thereto, Wells Fargo Bank, N.A., as administrative agent and the swing line lender, and each L/C Issuer party thereto	8-K	001-36568	10.1	August 30, 2019
10.33†	Form of Indemnification Agreement entered into between WageWorks, Inc., its affiliates and its former directors and officers	S-1	333-173709	10.1	July 19, 2011
10.34	HealthEquity, Inc. and WageWorks, Inc. 2010 Equity Incentive Plan (Amended and Restated in August 2019)	8-K	001-36568	10.2	August 30, 2019
10.35	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.36	Forms of Stock Option Agreements under the HealthEquity, Inc. and WageWorks, Inc. Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	July 19, 2011
21.1+	List of Subsidiaries
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 31st day of March, 2020.

HEALTHEQUITY, INC.
Date: March 31, 2020	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

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

Date: March 31, 2020	By:	/s/ Robert W. Selander
	Name:	Robert W. Selander
	Title:	Chairman of the Board, Director

Date: March 31, 2020	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 31, 2020	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2020	By:	/s/ Frank A. Corvino
	Name:	Frank A. Corvino
	Title:	Director

Date: March 31, 2020	By:	/s/ Adrian T. Dillon
	Name:	Adrian T. Dillon
	Title:	Director

Date: March 31, 2020	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 31, 2020	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 31, 2020	By:	/s/ Frank T. Medici
	Name:	Frank T. Medici
	Title:	Director

Date: March 31, 2020	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 31, 2020	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 31, 2020	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director