Form 10-Q
period 2020-07-31
HEALTHEQUITY, INC.
filed 2020-09-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020
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

As of September 1, 2020, there were 76,863,514 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2020	January 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$268,910	$191,726
Accounts receivable, net of allowance for doubtful accounts of $1,954 and $1,216 as of July 31, 2020 and January 31, 2020, respectively	70,235	70,863
Other current assets	43,982	34,711
Total current assets	383,127	297,300
Property and equipment, net	34,528	33,486
Operating lease right-of-use assets	95,095	83,178
Intangible assets, net	783,106	783,279
Goodwill	1,333,808	1,332,631
Deferred tax asset	59	18
Other assets	34,658	35,089
Total assets	$2,664,381	$2,564,981
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,708	$3,980
Accrued compensation	36,435	50,121
Accrued liabilities	37,424	46,372
Current portion of long-term debt	54,688	39,063
Operating lease liabilities	13,521	12,401
Total current liabilities	153,776	151,937
Long-term liabilities
Long-term debt, net of issuance costs	952,898	1,181,615
Operating lease liabilities, non-current	79,304	68,017
Other long-term liabilities	8,210	2,625
Deferred tax liability	129,857	130,492
Total long-term liabilities	1,170,269	1,382,749
Total liabilities	1,324,045	1,534,686
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 76,872 and 71,051 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	8	7
Additional paid-in capital	1,127,136	818,774
Accumulated earnings	213,192	211,514
Total stockholders’ equity	1,340,336	1,030,295
Total liabilities and stockholders’ equity	$2,664,381	$2,564,981
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
Service revenue	$103,805	$26,282	$215,076	$53,090
Custodial revenue	46,909	43,614	93,808	85,566
Interchange revenue	25,325	16,727	57,166	35,019
Total revenue	176,039	86,623	366,050	173,675
Cost of revenue
Service costs	65,246	19,745	136,259	40,394
Custodial costs	4,998	4,209	10,043	8,332
Interchange costs	4,011	4,229	9,890	8,756
Total cost of revenue	74,255	28,183	156,192	57,482
Gross profit	101,784	58,440	209,858	116,193
Operating expenses
Sales and marketing	12,167	8,391	23,622	17,361
Technology and development	30,654	11,645	61,732	22,550
General and administrative	20,493	9,262	39,491	17,971
Amortization of acquired intangible assets	19,077	1,494	37,779	2,985
Merger integration	10,365	2,784	23,135	2,784
Total operating expenses	92,756	33,576	185,759	63,651
Income from operations	9,028	24,864	24,099	52,542
Other income (expense)
Interest expense	(8,895)	(67)	(21,158)	(130)
Other income (expense), net	(824)	(1,061)	(1,588)	22,602
Total other income (expense)	(9,719)	(1,128)	(22,746)	22,472
Income (loss) before income taxes	(691)	23,736	1,353	75,014
Income tax provision (benefit)	(543)	4,370	(325)	13,826
Net income (loss) and comprehensive income (loss)	$(148)	$19,366	$1,678	$61,188
Net income per share:
Basic	$0.00	$0.30	$0.02	$0.97
Diluted	$0.00	$0.30	$0.02	$0.94
Weighted-average number of shares used in computing net income per share:
Basic	72,343	64,220	71,669	63,289
Diluted	72,343	65,583	72,971	64,785
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Total stockholders' equity, beginning balance	$1,040,650	$529,299	$1,030,295	$477,079

Common stock:
Beginning balance	7	6	7	6
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Other issuance of common stock	1	1	1	1
Ending balance	8	7	8	7
Additional paid-in capital:
Beginning balance	827,303	315,621	818,774	305,223
Issuance of common stock upon exercise of stock options, and for restricted stock	1,618	2,281	2,751	6,651
Other issuance of common stock	286,777	458,494	286,777	458,494
Stock-based compensation	11,438	7,590	18,834	13,618
Ending balance	1,127,136	783,986	1,127,136	783,986
Accumulated earnings
Beginning balance	213,340	213,672	211,514	171,850
Net income (loss)	(148)	19,366	1,678	61,188
Ending balance	213,192	233,038	213,192	233,038

Total stockholders' equity, ending balance	$1,340,336	$1,017,031	$1,340,336	$1,017,031
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$1,678	$61,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,106	9,722
Stock-based compensation	18,834	13,618
Amortization of debt issuance costs	2,533	31
Gains on marketable equity securities	—	(27,285)
Other non-cash items	1,925	—
Deferred taxes	(568)	7,868
Changes in operating assets and liabilities:
Accounts receivable	(152)	(1,689)
Other assets	(3,187)	(4,962)
Operating lease right-of-use assets	5,563	1,286
Accounts payable	6,047	(1,083)
Accrued compensation	(13,854)	(5,926)
Accrued liabilities and other current liabilities	(6,017)	4,942
Operating lease liabilities, non-current	(5,723)	(1,210)
Other long-term liabilities	5,477	331
Net cash provided by operating activities	68,662	56,831
Cash flows from investing activities:
Purchases of property and equipment	(8,987)	(3,492)
Purchases of software and capitalized software development costs	(21,787)	(9,518)
Acquisition of intangible member assets	(24,922)	(1,736)
Purchases of marketable securities	—	(53,845)
Net cash used in investing activities	(55,696)	(68,591)
Cash flows from financing activities:
Proceeds from follow-on equity offering, net of payments for offering costs	287,318	458,881
Principal payments on long-term debt	(215,625)	—
Settlement of client-held funds obligation, net	(10,292)	—
Proceeds from exercise of common stock options	2,817	6,564
Net cash provided by financing activities	64,218	465,445
Increase in cash and cash equivalents	77,184	453,685
Beginning cash and cash equivalents	191,726	361,475
Ending cash and cash equivalents	$268,910	$815,160
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2020	2019
Supplemental cash flow data:
Interest expense paid in cash	$17,659	$101
Income taxes paid in cash, net of refunds received	798	9,119
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities	$1,104	$3
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	1,262	487
Purchases of intangible member assets	58	6,500
Additions to goodwill due to measurement period adjustments	1,177	—
Exercise of common stock options receivable	66	87
Follow-on equity offering costs accrued during the period	540	386
Debt issuance costs accrued during the period	—	345
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Notes to condensed consolidated financial statements
Note 1. Summary of business and significant accounting policies
Business
HealthEquity, Inc. ("HealthEquity" or the "Company") was incorporated in the state of Delaware on September 18, 2002. HealthEquity is a leader in administering health savings accounts (“HSAs”) and complementary consumer-directed benefits (“CDBs”), which empower consumers to access tax-advantaged healthcare savings while also providing corporate tax advantages for employers.
Principles of consolidation
The condensed consolidated financial statements include the accounts of HealthEquity and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2020 and for the three and six months ended July 31, 2020 and 2019 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Follow-on equity offering
In July 2020, the Company closed a follow-on public offering of 5,290,000 shares of common stock at a public offering price of $56.00 per share, less the underwriters' discount. The Company received net proceeds of approximately $286.8 million after deducting underwriting discounts and commissions of approximately $8.9 million and other offering expenses payable by the Company of approximately $0.6 million. The Company used $200.0 million of such proceeds to repay debt under its term loan facility.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The Company adopted the new standard as of February 1, 2020. The Company retrospectively adopted the provision related to the classification of taxes partially based on income, and prospectively adopted the provisions related to intraperiod tax allocation and interim recognition of enactment of tax laws. The adoption of this standard did not have a material effect on the Company’s current- or prior-period condensed consolidated financial statements.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator (basic and diluted):
Net income (loss)	$(148)	$19,366	$1,678	$61,188
Denominator (basic):
Weighted-average common shares outstanding	72,343	64,220	71,669	63,289
Denominator (diluted):
Weighted-average common shares outstanding	72,343	64,220	71,669	63,289
Weighted-average dilutive effect of stock options and restricted stock units	—	1,363	1,302	1,496
Diluted weighted-average common shares outstanding	72,343	65,583	72,971	64,785
Net income per share:
Basic	$0.00	$0.30	$0.02	$0.97
Diluted	$0.00	$0.30	$0.02	$0.94

For the three months ended July 31, 2020 and 2019, approximately 2.1 million and 0.3 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2020 and 2019, approximately 0.6 million and 0.3 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Business combination
Acquisition of WageWorks
On August 30, 2019, the Company closed the acquisition (the "Acquisition") of WageWorks, Inc. ("WageWorks") for $51.35 per share in cash, or approximately $2.0 billion to WageWorks stockholders. The Company financed the transaction through a combination of $816.9 million cash on hand plus net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.5 million, under a term loan facility.
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

The following table summarizes the Company's current allocation of the consideration paid in the Acquisition:

(in millions)	Initial Allocation	Adjustments	Updated Allocation
Cash and cash equivalents	$406.8	$(14.5)	$392.3
Other current assets	56.5	1.0	57.5
Property, plant, and equipment	26.6	—	26.6
Operating lease right-of-use assets	42.5	—	42.5
Intangible assets	715.3	—	715.3
Goodwill	1,330.5	(1.3)	1,329.2
Other assets	5.9	—	5.9
Client-held funds obligation	(237.5)	17.1	(220.4)
Other current liabilities	(69.1)	(3.4)	(72.5)
Other long-term liabilities	(26.7)	—	(26.7)
Deferred tax liability	(128.7)	1.1	(127.6)
Total consideration paid	$2,122.1	$—	$2,122.1
Adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters.
Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consist of the following:
Property and equipment
Property and equipment consisted of the following as of July 31, 2020 and January 31, 2020:

(in thousands)	July 31, 2020	January 31, 2020
Leasehold improvements	$22,112	$19,240
Furniture and fixtures	9,194	7,929
Computer equipment	26,621	22,074
Property and equipment, gross	57,927	49,243
Accumulated depreciation	(23,399)	(15,757)
Property and equipment, net	$34,528	$33,486
Depreciation expense for the three months ended July 31, 2020 and 2019 was $4.1 million and $1.0 million, respectively, and $8.0 million and $1.8 million for the six months ended July 31, 2020 and 2019, respectively.
Contract balances
The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2020 and January 31, 2020, the balance of deferred revenue was $11.5 million and $3.7 million, respectively. The balances are related to cash received in advance for an interchange revenue arrangement, other up-front fees and other commuter deferred revenue, and are generally recognized within twelve months, with the exception of the interchange arrangement, which is recognized over a term of approximately ten years. During the three and six months ended July 31, 2020, approximately $0.6 million and $1.4 million of revenue, respectively, was recognized that was included in the balance of deferred revenue as of January 31, 2020.

Leases
The components of operating lease costs were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$3,925	1,086	8,249	2,160
Sublease income	(450)	—	(900)	—
Net operating lease expense	$3,475	$1,086	$7,349	$2,160
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,468	$1,829
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$17,480	$199
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Interest income	$76	$1,884	$676	$3,227
Gain on equity securities	—	3,774	—	27,285
Acquisition gains (costs)	28	(6,596)	(66)	(7,780)
Other expense	(928)	(123)	(2,198)	(130)
Total other income (expense), net	$(824)	$(1,061)	$(1,588)	$22,602

Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2020 and January 31, 2020:

(in thousands)	July 31, 2020	January 31, 2020
Amortizable intangible assets:
Software and software development costs	$100,908	$76,221
Acquired HSA portfolios	117,750	92,770
Acquired customer relationships	601,381	601,381
Acquired developed technology	96,925	96,925
Acquired trade names	12,300	12,300
Amortizable intangible assets, gross	929,264	879,597
Accumulated amortization	(146,946)	(98,851)
Total amortizable intangible assets, net	782,318	780,746
Acquired in process software development costs	788	2,533
Total intangible assets, net	$783,106	$783,279
During the three months ended July 31, 2020 and 2019, the Company expensed a total of $10.3 million and $3.8 million, respectively, and $20.6 million and $7.7 million for the six months ended July 31, 2020 and 2019, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.

Amortization expense for the three months ended July 31, 2020 and 2019 was $24.5 million and $4.0 million, respectively, and $48.1 million and $7.9 million for the six months ended July 31, 2020 and 2019, respectively.
Goodwill
During the three months ended July 31, 2020, goodwill increased by $1.2 million due to measurement period adjustments. There were no additional changes to the goodwill carrying value during the three and six months ended July 31, 2020 and 2019.
Note 6. Commitments and contingencies
Commitments
The Company’s principal commitments consist of a term loan facility, operating lease obligations for office space, data storage facilities, and other leases, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable commitments. Except for the $200 million principal prepayment on our term loan facility, there were no material changes during the three and six months ended July 31, 2020, outside of the ordinary course of business, in our commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
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
Plaintiffs in the Superior Court action filed an amended consolidated complaint on October 28, 2019, naming as defendants certain former officers and directors of WageWorks and alleging a direct claim of "inseparable fraud/breach of fiduciary duty" on behalf of a class. WageWorks was not named as a party in that complaint. On June 24, 2020, the court granted the defendants’ motion to dismiss the amended complaint. The plaintiffs subsequently filed a notice of appeal.

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
Note 7. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim benefit or provision for income taxes. For the three and six months ended July 31, 2020, the Company recorded an income tax benefit of $0.5 million and $0.3 million, respectively. This resulted in an effective income tax benefit rate of 78.6% and 24.0% for the three and six months ended July 31, 2020, respectively, compared with an effective income tax expense rate of 18.4% for each of the three and six months ended July 31, 2019. For the three and six months ended July 31, 2020 and 2019, the net impact of discrete tax items caused a 62.9 and 57.4 percentage point benefit and a 4.8 and 4.6 percentage point benefit, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense recognized in the provision for income taxes relative to pre-tax book income. Due to significantly lower pre-tax book income during the six months ended July 31, 2020, such excess tax benefit had a greater impact on the effective income tax rate.
As of July 31, 2020 and January 31, 2020, the Company’s total gross unrecognized tax benefit was $9.8 million and $9.4 million, respectively. As of July 31, 2020 and January 31, 2020, a net unrecognized tax benefit of $0.6 million and $0.5 million, respectively, was recorded in the condensed consolidated balance sheets. If recognized, $9.0 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2020.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is not currently under examination with any jurisdiction. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2000.
Note 8. Indebtedness
As of July 31, 2020, long-term debt consisted of the following:

(in millions)	July 31, 2020
Term loan facility	$1,026.6
Less: unamortized loan issuance costs (1)	19.0
Long-term debt, net of issuance costs	$1,007.6
(1) In addition to the $19.0 million of unamortized issuance costs related to the term loan facility, $5.7 million of unamortized issuance costs related to our revolving credit facility are included within other assets on the July 31, 2020 condensed consolidated balance sheet.

In connection with the closing of the Acquisition, on August 30, 2019, the Company entered into a credit facility (the "Credit Agreement”) that provided for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion, the proceeds of which were used to finance the Acquisition, to refinance substantially all outstanding indebtedness of HealthEquity and WageWorks and to pay related fees and expenses; and
(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of July 31, 2020.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of July 31, 2020, the stated interest rate was 2.16% and the effective interest rate was 2.70%. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the Term Loan Facility are required to be repaid as described in the following table:

Fiscal year ending January 31, (in millions)	Principal payments
Remaining 2021	$23.4
2022	62.5
2023	70.3
2024	101.6
2025 (1)	768.8
Total principal payments	$1,026.6
(1) The amount required to be repaid in 2025 reflects the $200.0 million prepayment made in July 2020 with proceeds from the follow-on offering.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00, which steps down to 4.50 to 1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100.0 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of July 31, 2020, and for the period then ended.
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

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$2,065	$1,010	$3,528	$1,869
Sales and marketing	1,818	1,158	2,776	2,166
Technology and development	2,493	1,930	5,410	3,429
General and administrative	5,062	3,492	7,120	6,154
Total stock-based compensation expense	$11,438	$7,590	$18,834	$13,618
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of July 31, 2020, 6.4 million shares were available for grant under the Incentive Plan.
WageWorks Incentive Plan. At the closing of the Acquisition, and in accordance with the merger agreement related to the Acquisition, certain RSUs with respect to WageWorks common stock, granted under WageWorks, Inc. 2010 Equity Incentive Plan (the "WageWorks Incentive Plan"), were replaced by the Company and converted into RSUs with respect to 0.5 million shares of common stock of the Company. No additional shares were issued under the WageWorks Incentive Plan, and the period during which the remaining 5.3 million shares were available to be utilized expired on May 26, 2020.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2020	2,040	$0.10 - 82.39	$30.35	5.90	$74,009
Granted	16	$66.06	$66.06
Exercised	(116)	$0.10 - 44.53	$23.65
Forfeited	(7)	$25.45 - 44.53	$34.31
Outstanding as of July 31, 2020	1,933	$0.10 - 82.39	$31.04	5.40	$43,958
Vested and expected to vest as of July 31, 2020	1,933		$31.04	5.40	$43,958
Exercisable as of July 31, 2020	1,596		$26.12	5.00	$41,916

Restricted stock units and restricted stock awards
A summary of RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2020	1,380	$63.33	235	$61.91
Granted	1,166	57.00	14	74.81
Vested	(416)	53.84	(10)	62.80
Forfeited	(222)	68.35	(32)	62.41
Outstanding as of July 31, 2020	1,908	$60.95	207	$62.66
Performance restricted stock units and awards. In March 2018, the Company awarded 227,760 performance-based RSAs ("PRSAs"). The Company records stock-based compensation related to PRSAs when it is considered probable that the performance conditions will be met. The underlying shares were issued at 200% of the target level of achievement at the grant date. In March 2020, the Compensation Committee modified the awards by deeming the performance condition related to two-thirds of the awards to be achieved at 100% and creating a new performance condition related to the remaining one-third of the awards to reflect the state of the Company after the Acquisition of WageWorks. The new performance condition is based on the achievement of certain financial criteria measured on January 31, 2021. The modification affected 10 team members and did not result in an adjustment to stock-based compensation expense. The PRSAs cliff vest upon approval by the Compensation Committee. The modified performance condition for the one-third tranche allows for a range of vesting from 0% to 200% based on the level of achievement of the performance condition, and the Company believes it is probable that the PRSAs will vest at least in part. As the underlying shares were issued at grant date, they are subject to clawback based on actual Company performance.
In March 2019, the Company awarded 129,963 PRSUs. The Company records stock-based compensation related to PRSUs when it is considered probable that the performance conditions will be met. In March 2020, the Compensation Committee modified the awards by deeming the performance condition related to one-third of the awards to be achieved at 100% and creating new performance conditions related to the remaining two-thirds of the awards to reflect the state of the Company after the Acquisition of WageWorks. The new performance conditions are based on the achievement of certain financial criteria measured on January 31, 2021 and 2022. The modification affected 12 team members and resulted in incremental stock-based compensation expense of $6.6 million, which will be recognized over the remaining service period, adjusted for the level of achievement of the performance conditions and any forfeitures. Prior to the modification, the Company did not believe the PRSUs were likely to vest, and as a result, $2.9 million of previously recorded stock-based compensation expense was reversed during the three months ended April 30, 2020. The PRSUs cliff vest upon approval by the Compensation Committee. The modified performance conditions for the two-thirds tranche allow for a range of vesting from 0% to 200% based on the level of achievement of the new performance conditions, and the Company believes it is probable that the PRSUs will vest at least in part.
During the six months ended July 31, 2020, the Company awarded 277,950 PRSUs subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2023. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was approximately $20.8 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee.
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
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of July 31, 2020 due to the short-term nature of these instruments.
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

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning the impact of the ongoing COVID-19 pandemic on the Company, the anticipated synergies and other benefits of the acquisition of WageWorks, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of July 31, 2020, we administered 5.4 million HSAs, with balances totaling $12.2 billion, which we call HSA Assets. Also, as of July 31, 2020, we administered 7.1 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs on our platforms as Total Accounts, of which we had 12.5 million as of July 31, 2020.
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
We have grown our share of the growing HSA market from 4% in calendar year 2010 to 16% in 2020, including by 2% as a result of the acquisition (the "Acquisition") of WageWorks, Inc. ("WageWorks") on August 30, 2019. According to Devenir, today we are the largest HSA provider by accounts and second largest by assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology is designed to help consumers optimize the value of their HSAs and other CDBs, as they gain confidence and skill in their management of financial responsibility for lifetime healthcare.

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
We expect the Acquisition to enable us to increase the number of our employer sales opportunities, the conversion of these opportunities to Clients, and the value of Clients in generating members, HSA Assets and complementary CDBs. WageWorks’ historic strength of selling to employers directly and through health benefits brokers and advisors complements our distribution through health plans, benefit administrators and retirement record-keeping partners. With WageWorks’ CDB capabilities, we are working to provide employers with a single partner for both HSAs and other CDBs, which is preferred by the vast majority of employers according to research conducted for us by Aite Group. For Clients that partner with us in this way, we believe we can produce more value by encouraging both CDB participants to contribute to HSAs and HSA-only members to take advantage of tax savings available through other CDBs. Accordingly, we believe that there are significant opportunities to expand the scope of services that we provide to our Clients.
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
WageWorks integration
On August 30, 2019, we completed the Acquisition of WageWorks. We are continuing our multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We identified near-term opportunities of approximately $50 million in annualized ongoing net synergies, which we achieved by the end of the second quarter of fiscal 2021. In light of this progress, the Company raised its net synergy target to $80 million, to be achieved over the next 18 months. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader platform and service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $80 million to $100 million realized within 24 to 36 months of the closing of the Acquisition, resulting from investment in technology platforms, back-office systems and platform integration, as well as rationalization of cost of operations. As of July 31, 2020, we had incurred a total of approximately $55 million of non-recurring merger integration costs related to the Acquisition.
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
Our proprietary technology platforms
We believe that innovations incorporated in our technology that enable consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits differentiate us from our competitors and drive our growth. We are building on these innovations by combining our HSA platform with WageWorks' complementary CDB offerings, giving us a full suite of CDB products, and adding to our solutions set and leadership position within the HSA sector. We intend to continue to invest in our technology development to enhance our platforms' capabilities and infrastructure, while maintaining a focus on data security and the privacy of our customers' data. For example, we are making significant investments in our platforms' architecture and related platform infrastructure to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement.
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
We expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic and other market conditions that have caused interest rates to decline significantly and, as a result, funds that we place with our Depository Partners in this environment will receive lower interest rates than we originally expected.
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
As a result of the outbreak of the COVID-19 virus, we have seen an adverse impact on sales opportunities, with some opportunities delayed and most now being held virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs or other CDBs. We have seen a significant decline in the use of commuter benefits due to many of our members working from home during the outbreak or other impacts from the outbreak, which has negatively impacted both our interchange revenue and service revenue. We have also seen a decline in interchange revenue across all other products. The extent to which the COVID-19 virus will negatively impact our business is highly uncertain and cannot be accurately predicted.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our products, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data. We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.

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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2020	July 31, 2019	% Change	January 31, 2020
HSAs	5,384	4,163	29%	5,344
New HSAs from Sales - Quarter-to-date	108	126	(14)%	379
New HSAs from Sales - Year-to-date	213	215	(1)%	724
New HSAs from Acquisitions - Year-to-date	—	—	n/a	757
HSAs with investments	284	187	52%	220
CDBs	7,090	680	943%	7,437
Total Accounts	12,474	4,843	158%	12,781
Average Total Accounts - Quarter-to-date	12,416	4,797	159%	12,603
Average Total Accounts - Year-to-date	12,602	4,739	166%	8,013
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 1.2 million, or 29%, from July 31, 2019 to July 31, 2020, including 757,000 HSAs acquired through the Acquisition of WageWorks and other HSA portfolio acquisitions. The remainder of the increase was due to further penetration into existing Network Partners and the addition of new Network Partners. The number of our CDBs increased by approximately 6.4 million from July 31, 2019 to July 31, 2020, driven by the CDBs acquired through the Acquisition of WageWorks.
HSAs are individually owned portable healthcare accounts. As HSA members transition between employers or health plans, they may no longer be enrolled in a high deductible health plan that qualifies them to continue to make contributions to their HSA.

HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2020	July 31, 2019	% Change	January 31, 2020
HSA cash with yield (1)	$8,626	$6,460	34%	$8,301
HSA cash without yield (2)	344	—	n/a	383
Total HSA cash	8,970	6,460	39%	8,684
HSA investments with yield (1)	3,046	2,056	48%	2,495
HSA investments without yield (2)	195	—	n/a	362
Total HSA investments	3,241	2,056	58%	2,857
Total HSA Assets	12,211	8,516	43%	11,541
Average daily HSA cash with yield - Year-to-date	8,332	6,404	30%	6,937
Average daily HSA cash with yield - Quarter-to-date	$8,380	$6,402	31%	$7,791
(1) HSA Assets that generate custodial revenue.
(2) HSA Assets that do not generate custodial revenue.
Our HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) cash deposits, which are deposits with our Depository Partners or other custodians, (ii) custodial cash deposits invested in annuity contracts with our insurance company partners, and (iii) investments in mutual funds through our custodial investment fund partners. We have begun to transition HSA cash without yield to HSA cash with yield and intend to transition the majority of the remaining balance over the course of fiscal 2021. Measuring our HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
Our total HSA Assets increased by $3.7 billion, or 43%, from July 31, 2019 to July 31, 2020, including $1.7 billion of HSA Assets acquired through the Acquisition of WageWorks and other HSA portfolio acquisitions and $2.0 billion from existing HSA members and new HSA members.
Our HSA investment assets increased by $1.2 billion, or 58%, from July 31, 2019 to July 31, 2020, reflecting the Acquisition of WageWorks and our strategy of helping our HSA members build wealth and invest for retirement.
Client-held funds

(in millions, except percentages)	July 31, 2020	July 31, 2019	% Change	January 31, 2020
Client-held funds (1)	$840	$—	n/a	$779
Average daily Client-held funds - Year-to-date (1)	861	—	n/a	382
Average daily Client-held funds - Quarter-to-date (1)	891	—	n/a	727
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
Our total Client-held funds increased by $840 million from July 31, 2019 to July 31, 2020, due to the Acquisition of WageWorks.
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(148)	$19,366	$1,678	$61,188
Interest income	(76)	(1,884)	(676)	(3,227)
Interest expense	8,895	67	21,158	130
Income tax provision (benefit)	(543)	4,370	(325)	13,826
Depreciation and amortization	9,522	3,455	18,327	6,737
Amortization of acquired intangible assets	19,077	1,494	37,779	2,985
Stock-based compensation expense	11,438	7,590	18,834	13,618
Merger integration expenses	10,365	2,784	23,135	2,784
Acquisition costs (gains)	(28)	6,596	66	7,780
Gain on marketable equity securities	—	(3,774)	—	(27,285)
Other (1)	1,500	579	3,034	1,030
Adjusted EBITDA	$60,002	$40,643	$123,010	$79,566
(1)For the three months ended July 31, 2020 and 2019, Other consisted of amortization of incremental costs to obtain a contract of $569 and $456, non-income-based taxes of $390 and $108, and other costs of $541 and $15, respectively. For the six months ended July 31, 2020 and 2019, Other consisted of amortization of incremental costs to obtain a contract of $834 and $900, non-income-based taxes of $832 and $121, and other costs of $1,368 and $9, respectively.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Adjusted EBITDA	$60,002	$40,643	$19,359	48%	$123,010	$79,566	$43,444	55%
As a percentage of revenue	34%	47%			34%	46%
Our Adjusted EBITDA increased by $19.4 million, or 48%, from $40.6 million for the three months ended July 31, 2019 to $60.0 million for the three months ended July 31, 2020. The increase in Adjusted EBITDA was driven by the Acquisition and by the overall growth of our business.
Our Adjusted EBITDA increased by $43.4 million, or 55%, from $79.6 million for the six months ended July 31, 2019 to $123.0 million for the three months ended July 31, 2020. The increase in Adjusted EBITDA was driven by the Acquisition and by the overall growth of our business.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Acquisition of WageWorks
As the Acquisition closed on August 30, 2019, WageWorks' results of operations are included in our consolidated results of operations for the three and six months ended July 31, 2020, but are not included in our consolidated results of operations for the three and six months ended July 31, 2019. In addition, the results of operations attributable to WageWorks may not be directly comparable to WageWorks' results of operations reported by WageWorks prior to the Acquisition.
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

Custodial revenue.    We earn custodial revenue primarily from our HSA Assets deposited with our Depository Partners and with our insurance company partners, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) generally have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We have begun to transition HSA cash without yield to HSA cash with yield and intend to transition the majority of the remaining balance over the course of fiscal 2021.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a calendar tax year-end through December 31, 2019; however, beginning January 31, 2020, the Company will report for federal and state income tax purposes using a January 31 year-end, consistent with the financial reporting fiscal year. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2020, we have recorded an overall net deferred tax liability with the exception of an insignificant amount of federal capital losses recorded as a net deferred tax asset on our condensed consolidated balance sheet.
Comparison of the three and six months ended July 31, 2020 and 2019
Impact of Acquisition
The comparability of our operating results is impacted by our Acquisition of WageWorks on August 30, 2019. Revenue and expense attributable to WageWorks generally may not be separately identifiable due to the integration of WageWorks into our existing operations.
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Service revenue	$103,805	$26,282	$77,523	295%	$215,076	$53,090	$161,986	305%
Custodial revenue	46,909	43,614	3,295	8%	93,808	85,566	8,242	10%
Interchange revenue	25,325	16,727	8,598	51%	57,166	35,019	22,147	63%
Total revenue	$176,039	$86,623	$89,416	103%	$366,050	$173,675	$192,375	111%

Service revenue. The $77.5 million, or 295%, increase in service revenue from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to the inclusion of service revenue associated with the CDBs added through the Acquisition, partially offset by the negative impact of the COVID-19 pandemic on service revenues related to commuter benefits and other CDBs.
The $162.0 million, or 305%, increase in service revenue from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to the inclusion of service revenue associated with the CDBs added through the Acquisition, partially offset by the negative impact of the COVID-19 pandemic on service revenues related to commuter benefits and other CDBs.
The number of our HSAs increased by approximately 1.2 million, or 29%, from July 31, 2019 to July 31, 2020, including 757,000 HSAs acquired through the Acquisition of WageWorks and other HSA portfolio acquisitions. The remainder of the increase was due to further penetration into existing Network Partners and the addition of new Network Partners.
The number of our CDBs increased by approximately 6.4 million, or 943%, from July 31, 2019 to July 31, 2020, primarily due to the Acquisition of WageWorks, partially offset by a decrease in commuter benefit accounts due to the impact of COVID-19 pandemic and local governments restrictions around the country.
Service revenue as a percentage of our total revenue increased primarily due to the service revenue contributed by CDBs added through the Acquisition of WageWorks.
Custodial revenue. The $3.3 million, or 8%, increase in custodial revenue from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to the $2.0 billion, or 31%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in yield from 2.54% for the three months ended July 31, 2019 to 2.10% for the three months ended July 31, 2020, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic and due to the lower yield on HSA cash with yield added through the Acquisition.
The $8.2 million, or 10%, increase in custodial revenue from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to the $1.9 billion, or 30%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in yield from 2.55% for the six months ended July 31, 2019 to 2.11% for the six months ended July 31, 2020, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic and due to the lower yield on HSA cash with yield added through the Acquisition.
Custodial revenue as a percentage of our total revenue decreased primarily due to the inclusion of WageWorks' financial results following the Acquisition, which included relatively less custodial revenue.
We have begun to transition HSA cash without yield to HSA cash with yield and intend to transition the majority of the remaining balance over the course of fiscal 2021. This cash is being placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $8.6 million, or 51%, increase in interchange revenue from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to the inclusion of interchange revenue associated with the CDBs added through the Acquisition and an increased average interchange rate. The increase was partially offset by a decrease in spend per CDB, primarily with respect to FSA and commuter benefit accounts, as well as lower healthcare spending partially attributable to the restrictions imposed by local governments around the country in connection with the COVID-19 pandemic.
The $22.1 million, or 63%, increase in interchange revenue from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to the inclusion of interchange revenue associated with the CDBs added through the Acquisition and an increased average interchange rate. The increase was partially offset by a decrease in spend per CDB, primarily with respect to FSA and commuter benefit accounts, as well as lower healthcare spending partially attributable to the restrictions imposed by local governments around the country in connection with the COVID-19 pandemic.
Interchange revenue as a percentage of our total revenue decreased primarily due to the inclusion of WageWorks' financial results following the Acquisition, which included relatively less interchange revenue.
Total revenue. Total revenue increased by $89.4 million, or 103%, from the three months ended July 31, 2019 to the three months ended July 31, 2020, and by $192.4 million, or 111% from the six months ended July 31, 2019 to the six months ended July 31, 2020, due to the impact of the Acquisition and related realized net revenue synergies.

Impact of COVID-19. Our business has been adversely affected by the recent outbreak of the COVID-19 virus, and we expect that it will continue to be adversely affected, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly. As a result, funds that we place with our Depository Partners in this environment receive lower interest rates than we originally expected. Sales opportunities have also been impacted, with some opportunities delayed and most now being held virtually. In addition, we will likely be required to support our Clients' open enrollment activities virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs or other CDBs. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third party contracts that we rely on to provide our services. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak and other impacts from the outbreak. Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar defenses, which would negatively impact our financial results. The extent to which the COVID-19 virus will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Service costs	$65,246	$19,745	$45,501	230%	$136,259	$40,394	$95,865	237%
Custodial costs	4,998	4,209	789	19%	10,043	8,332	1,711	21%
Interchange costs	4,011	4,229	(218)	(5)%	9,890	8,756	1,134	13%
Total cost of revenue	$74,255	$28,183	$46,072	163%	$156,192	$57,482	$98,710	172%
Service costs. The $45.5 million, or 230%, increase in service costs from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to the Acquisition and the resulting higher volume of accounts being serviced, including additional hiring of personnel to implement and support our new Network Partners and HSAs, increases in stock-based compensation expense, and increases in other expenses.
The $95.9 million, or 237%, increase in service costs from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to the Acquisition and the resulting higher volume of accounts being serviced, including additional hiring of personnel to implement and support our new Network Partners and HSAs, increases in stock-based compensation expense, and increases in other expenses.
Custodial costs. The $0.8 million, or 19%, increase in custodial costs from the three months ended July 31, 2019 to the three months ended July 31, 2020 was due to an increase in the average daily balance of HSA cash with yield, which increased from $6.4 billion for the three months ended July 31, 2019 to $8.4 billion for the three months ended July 31, 2020. The increase was partially offset by a lower average interest rate paid on HSA cash with yield, which decreased from 0.23% for the three months ended July 31, 2019 to 0.20% for the three months ended July 31, 2020.
The $1.7 million, or 21%, increase in custodial costs from the six months ended July 31, 2019 to the six months ended July 31, 2020 was due to an increase in the average daily balance of HSA cash with yield, which increased from $6.4 billion for the six months ended July 31, 2019 to $8.3 billion for the six months ended July 31, 2020. The increase was partially offset by a lower average interest rate paid on HSA cash with yield, which decreased from 0.24% for the six months ended July 31, 2019 to 0.20% for the six months ended July 31, 2020.
Interchange costs. The $0.2 million, or 5%, decrease in interchange costs from the three months ended July 31, 2019 to the three months ended July 31, 2020 was due to a decrease in card spend per account as a result of the local government restrictions in response to the COVID-19 pandemic, partially offset by an overall increase in average Total Accounts, which increased primarily due to accounts added through the Acquisition of WageWorks.
The $1.1 million, or 13%, increase in interchange costs from the six months ended July 31, 2019 to the six months ended July 31, 2020 was due to an overall increase in average Total Accounts, which increased primarily due to accounts added through the Acquisition of WageWorks, partially offset by a decrease in card spend per account as a result of the local government restrictions in response to the COVID-19 pandemic.

Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, and the impact of the COVID-19 pandemic.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$12,167	$8,391	$3,776	45%	$23,622	$17,361	$6,261	36%
Technology and development	30,654	11,645	19,009	163%	61,732	22,550	39,182	174%
General and administrative	20,493	9,262	11,231	121%	39,491	17,971	21,520	120%
Amortization of acquired intangible assets	19,077	1,494	17,583	1,177%	37,779	2,985	34,794	1,166%
Merger integration	10,365	2,784	7,581	272%	23,135	2,784	20,351	731%
Total operating expenses	$92,756	$33,576	$59,180	176%	$185,759	$63,651	$122,108	192%
Sales and marketing. The $3.8 million, or 45%, increase in sales and marketing expense from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to increased staffing, increases in other expenses, and higher stock-based compensation expense resulting from the Acquisition.
The $6.3 million, or 36%, increase in sales and marketing expense from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to increased staffing, increases in other expenses, and higher stock-based compensation expense resulting from the Acquisition.
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
Technology and development. The $19.0 million, or 163%, increase in technology and development expense from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to increased personnel-related expense, increases in professional fees, increased stock-based compensation expense, increases in amortization and depreciation, and other increases resulting from the Acquisition, which were partially offset by increases in capitalized development.
The $39.2 million, or 174%, increase in technology and development expense from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to increased personnel-related expense, increases in professional fees, increased stock-based compensation expense, increases in amortization and depreciation, and other increases resulting from the Acquisition, which were partially offset by increases in capitalized development.
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
General and administrative. The $11.2 million, or 121%, increase in general and administrative expense from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to increased personnel-related expense, increases in professional fees, and increased stock-based compensation expense resulting from the Acquisition.
The $21.5 million, or 120%, increase in general and administrative expense from the six months ended July 31, 2019 to the six months ended July 31, 2020 was primarily due to increased personnel-related expense, increases in professional fees, and increased stock-based compensation expense resulting from the Acquisition.
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
Amortization of acquired intangible assets. The $17.6 million increase in amortization of acquired intangible assets from the three months ended July 31, 2019 to the three months ended July 31, 2020 was due to identified intangible assets acquired through the Acquisition of WageWorks.
The $34.8 million increase in amortization of acquired intangible assets from the six months ended July 31, 2019 to the six months ended July 31, 2020 was due to identified intangible assets acquired through the Acquisition of WageWorks.
Merger integration. The $10.4 million and $23.1 million in merger integration expense for the three and six months ended July 31, 2020, respectively, was due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology-related, and facilities expenses directly related to the Acquisition of WageWorks. We expect integration expenses totaling $80 million to $100 million in the aggregate to continue for 24 to 36 months following the closing of the Acquisition, which closed on August 30, 2019. As of July 31, 2020, we had incurred a total of approximately $55 million of non-recurring merger integration costs related to the Acquisition of WageWorks.
Interest expense
The $8.9 million and $21.2 million in interest expense for the three and six months ended July 31, 2020 consists primarily of interest accrued under our term loan facility and amortization of financing costs. We expect interest expense to decrease as a result of the principal repayments made under our term loan facility.
Other income (expense), net
The $0.2 million change in other income (expense), net, from expense of $1.1 million during the three months ended July 31, 2019 to expense of $0.8 million during the three months ended July 31, 2020 was primarily due to a $6.6 million decrease in acquisition costs and a $3.8 million non-recurring gain in connection with our equity investment in WageWorks during the three months ended July 31, 2019. The remainder of the change was due to a decrease in interest income of $1.8 million and an increase in other expense of $0.8 million.
The $24.2 million change in other income (expense), net, from income of $22.6 million during the six months ended July 31, 2019 to expense of $1.6 million during the six months ended July 31, 2020 was primarily due to a $27.3 million non-recurring gain in connection with our equity investment in WageWorks during the three months ended July 31, 2019 and a $7.7 million decrease in acquisition costs. The remainder of the change was due to a decrease in interest income of $2.6 million and an increase in other expense of $2.1 million.
Income tax provision
Income tax benefit for the three and six months ended July 31, 2020 was $0.5 million and $0.3 million as compared to income tax provision of $4.4 million and $13.8 million for the three and six months ended July 31, 2019. The decrease in the tax provision for the three and six months ended July 31, 2020 compared to the three and six months ended July 31, 2019 was $4.9 million and $14.1 million, respectively. The change was primarily due to a significant decrease in pre-tax book income coupled with a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
Our effective income tax benefit rate for the three and six months ended July 31, 2020 was 78.6% and 24.0%, respectively, compared to a provision of 18.4% for each of the three and six months ended July 31, 2019. The 97.0 and 42.4 percentage point decrease for the three and six months ended July 31, 2020 compared to the three and six months ended July 31, 2019 was primarily due to the impact of excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to pre-tax book income.
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

These expenses begin to ramp up during our third fiscal quarter, with the majority of expenses incurred in our fourth fiscal quarter.
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
As of July 31, 2020 and January 31, 2020, cash and cash equivalents were $268.9 million and $191.7 million, respectively. Cash and cash equivalents as of July 31, 2020 included approximately $286.8 million of net proceeds we received from our follow-on public offering in July 2020 from the sale of 5,290,000 shares of our common stock, less the $200.0 million we used to prepay long-term debt.
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
In July 2020, we closed a follow-on public offering of 5,290,000 shares of common stock at a public offering price of $56.00 per share, less the underwriters' discount. We received net proceeds of approximately $286.8 million after deducting underwriting discounts and commissions of approximately $8.9 million and other offering expenses payable of approximately $0.6 million.
Our credit agreement includes a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. We were in compliance with all covenants under the credit agreement as of July 31, 2020, and for the period then ended.
Use of cash
We used a portion of the net proceeds from the follow-on public offering to prepay $200.0 million under our term loan facility, with the remaining proceeds to be used for general corporate purposes, which may include additional prepayments under our term loan facility or potential acquisitions.
Capital expenditures for the six months ended July 31, 2020 and 2019 were $30.8 million and $13.0 million, respectively. We expect to continue our current level of increased capital expenditures for the remainder of the fiscal year ending January 31, 2021 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$68,662	$56,831
Net cash used in investing activities	(55,696)	(68,591)
Net cash provided by financing activities	64,218	465,445
Decrease in cash and cash equivalents	77,184	453,685
Beginning cash and cash equivalents	191,726	361,475
Ending cash and cash equivalents	$268,910	$815,160
Cash flows from operating activities. Net cash provided by operating activities during the six months ended July 31, 2020 resulted from net income of $1.7 million, plus depreciation and amortization expense of $56.1 million, stock-based compensation expense of $18.8 million, and amortization of debt issuance costs of $2.5 million, partially offset by non-cash items and working capital changes totaling $10.5 million.
Net cash provided by operating activities during the six months ended July 31, 2019 resulted from net income of $61.2 million, plus depreciation and amortization expense of $9.7 million, stock-based compensation expense of $13.6 million, and gains on marketable equity securities of $27.3 million, partially offset by non-cash items and working capital changes totaling $0.4 million.
Cash flows from investing activities. Net cash used in investing activities for the six months ended July 31, 2020 resulted from $9.0 million in purchases of property and equipment, $21.8 million in software and capitalized software development, and $24.9 million in acquisitions of intangible member assets.
Cash flows used in investing activities during the six months ended July 31, 2019 was primarily the result of purchases of marketable equity securities of $53.8 million. In addition, we invested $9.5 million in software and capitalized software development, $3.5 million in purchases of property and equipment, and $1.7 million in acquisitions of intangible member assets.
Cash flows from financing activities. Net cash provided by financing activities during the six months ended July 31, 2020 resulted primarily from $287.3 million of net proceeds from our follow-on public offering of 5,290,000 shares of common stock, which does not include accrued offering costs of $0.5 million, and the exercise of stock options of $2.8 million, partially offset by $215.6 million of principal payments on our long-term debt and $10.3 million used in the settlement of Client-held funds obligation.
Cash flows provided by financing activities during the six months ended July 31, 2019 resulted primarily from $458.9 million of proceeds from our follow-on public offering of 7,762,500 shares of our common stock and the exercise of stock options of $6.6 million.
Contractual obligations
Except for the $200.0 million prepayment under our term loan facility, there were no material changes during the three and six months ended July 31, 2020, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Off-balance sheet arrangements
As of July 31, 2020, other than outstanding letters of credit issued under our revolving credit facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.

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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2020, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2020 and 2019, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of July 31, 2020 were $268.9 million, of which $2.3 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of July 31, 2020 was $70.2 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk is highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. Our HSA Assets consists of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2020, we had HSA Assets of approximately $12.2 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. The contract terms generally range from three to five years and have either fixed or variable interest rates. As our HSA Assets increase and existing contracts expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among Depository Partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Our Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2020, we had Client-held funds of approximately $840.0 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2020, we had unrestricted cash and cash equivalents of $268.9 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. As of July 31, 2020, we had $1.03 billion outstanding under our term loan facility and no amounts drawn under our revolving credit facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and revolving credit facility is variable and was 2.16 percent at July 31, 2020.  Accordingly, we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at July 31, 2020 would result in approximately $10.2 million of additional interest expense over the next 12 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, and subject to the below exclusion, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting (the “Internal Controls Guidance”). In accordance with the Internal Controls Guidance, as the Company acquired WageWorks on August 30, 2019, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of July 31, 2020 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of WageWorks. WageWorks’ assets represented approximately 11% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 49% of the Company's consolidated total revenues, each as of and for the quarter ended July 31, 2020.
Material Weaknesses in Internal Control over Financial Reporting
Management determined the following material weaknesses existed as of July 31, 2020, all of which were disclosed previously by WageWorks in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Integration and Remediation Efforts
The Company continues to assess the impact of the Acquisition on its internal control over financial reporting, including the impact of the integration of WageWorks into existing operations at the consolidated Company. As part of this assessment, the Company has continued to evaluate its internal control environment to ensure that it has appropriate controls in place to mitigate the risks of a material misstatement to its consolidated financial statements associated with WageWorks.
In light of the previously disclosed material weaknesses in WageWorks’ internal control over financial reporting, the Company has continued to utilize a third-party internal controls specialist, dedicated certain senior finance and accounting leadership team members to work on remediation efforts, and continued to develop a plan to address the deficiencies associated with the disclosed material weaknesses.
In partial response to the material weaknesses associated with accounting close and financial reporting and review of new, unusual or significant transactions and contracts, the Company has incorporated certain WageWorks processes into the Company’s existing controls that address the monitoring of the accounting close cycle and the evaluation of accounting policies, including the identification, review and assessment of new, unusual or significant transactions. Additionally, in partial response to material weaknesses in the areas of control environment, risk assessment, control activities, information and communication, and monitoring activities, the Company has incorporated certain WageWorks processes into the Company’s existing entity level controls. The Company will continue to monitor these recently implemented changes to ensure they are operating effectively to address the above material weaknesses.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Our wholly owned subsidiary, WageWorks, is party to certain pending material litigation and other legal proceedings. Except for such matters, as of the date of this Quarterly Report on Form 10-Q, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position. For a description of these legal proceedings, see Note 6—Commitments and contingencies of the Notes to condensed consolidated financial statements.
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
Our business has been, and may continue to be, materially and adversely affected by the current outbreak of the COVID-19 virus. The Federal Reserve’s interest rate cut in response to the economic impact of the COVID-19 pandemic and other interest rate market conditions have caused interest rates to decline significantly. As a result, the funds that we place with our depository partners in this environment have been, and are likely to continue to be, placed at, lower interest rates than we originally expected. In addition, stock market volatility, such as a decline in the stock market, decreases HSA investment assets and the related fees we earn from HSA investment assets, and any future declines will also have a negative impact. We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes, which changes require substantial time and costs for us to ensure compliance.

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

In addition, as an increasing number of companies go out of business, the number of our Clients and potential Clients would be adversely affected. Increased unemployment may mean that fewer of our members utilize HSAs, FSAs or other CDBs. Regulatory changes related to our products, such as COBRA, have created uncertainty and additional workload on our team members, which could reduce our operational efficiency and result in additional costs. In the event our financial results continue to be severely impacted or the impact worsens, it may make it more difficult for us to comply with the financial covenants in our credit agreement, which could result in a breach of the financial covenants and the acceleration of our outstanding debt by our lenders.

As a result of the ongoing pandemic, substantially all of our team members are working from home. Sales opportunities have been impacted by the lack of travel and in-person meetings, with some opportunities delayed and most now being held virtually, and we will be supporting the open enrollment activities of our Clients virtually. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contractors that we rely on to provide our services. Our team members may be less efficient at home, and it may take additional time for us to pursue significant business initiatives. The risk of cybersecurity breaches and incidents, and the potential impact of these on our operations, is also higher while our team members log in to our network remotely.
The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and, as a result, may continue to have a material and adverse impact on our business and financial results.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	Transition and Separation Agreement between the Company and Darcy Mott, dated June 25, 2020.
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 9, 2020	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer