Form 10-Q
period 2020-10-31
HEALTHEQUITY, INC.
filed 2020-12-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020
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

As of November 25, 2020, there were 76,990,646 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial statements
	Condensed consolidated balance sheets as of October 31, 2020 (unaudited) and January 31, 2020	3
	Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 31, 2020 and 2019 (unaudited)	4
	Condensed consolidated statements of stockholders' equity for the three and nine months ended October 31, 2020 and 2019 (unaudited)	5
	Condensed consolidated statements of cash flows for the three and nine months ended October 31, 2020 and 2019 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	8
Item 2.	Management's discussion and analysis of financial condition and results of operations	18
Item 3.	Quantitative and qualitative disclosures about market risk	33
Item 4.	Controls and procedures	34
Part II. OTHER INFORMATION
Item 1.	Legal proceedings	37
Item 1A.	Risk factors	37
Item 6.	Exhibits	39
	Signatures	40

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2020	January 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$299,356	$191,726
Accounts receivable, net of allowance for doubtful accounts of $3,458 and $1,216 as of October 31, 2020 and January 31, 2020, respectively	64,291	70,863
Other current assets	32,383	34,711
Total current assets	396,030	297,300
Property and equipment, net	31,774	33,486
Operating lease right-of-use assets	92,314	83,178
Intangible assets, net	776,311	783,279
Goodwill	1,326,793	1,332,631
Deferred tax asset	21	18
Other assets	34,019	35,089
Total assets	$2,657,262	$2,564,981
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,746	$3,980
Accrued compensation	34,839	50,121
Accrued liabilities	33,380	46,372
Current portion of long-term debt	62,500	39,063
Operating lease liabilities	13,894	12,401
Total current liabilities	151,359	151,937
Long-term liabilities
Long-term debt, net of issuance costs	938,558	1,181,615
Operating lease liabilities, non-current	76,666	68,017
Other long-term liabilities	11,429	2,625
Deferred tax liability	123,993	130,492
Total long-term liabilities	1,150,646	1,382,749
Total liabilities	1,302,005	1,534,686
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 76,951 and 71,051 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	8	7
Additional paid-in capital	1,140,268	818,774
Accumulated earnings	214,981	211,514
Total stockholders’ equity	1,355,257	1,030,295
Total liabilities and stockholders’ equity	$2,657,262	$2,564,981
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
Service revenue	$104,562	$87,620	$319,638	$140,710
Custodial revenue	48,544	46,972	142,352	132,538
Interchange revenue	26,245	22,526	83,411	57,545
Total revenue	179,351	157,118	545,401	330,793
Cost of revenue
Service costs	65,936	52,278	202,195	92,672
Custodial costs	4,762	4,384	14,805	12,716
Interchange costs	4,095	4,421	13,985	13,177
Total cost of revenue	74,793	61,083	230,985	118,565
Gross profit	104,558	96,035	314,416	212,228
Operating expenses
Sales and marketing	12,880	12,654	36,502	30,015
Technology and development	30,758	23,511	92,490	46,061
General and administrative	22,099	19,222	61,590	37,193
Amortization of acquired intangible assets	19,126	13,051	56,905	16,036
Merger integration	8,193	17,675	31,328	20,459
Total operating expenses	93,056	86,113	278,815	149,764
Income from operations	11,502	9,922	35,601	62,464
Other expense
Interest expense	(6,952)	(10,225)	(28,110)	(10,355)
Other expense, net	(421)	(30,949)	(2,009)	(8,347)
Total other expense	(7,373)	(41,174)	(30,119)	(18,702)
Income (loss) before income taxes	4,129	(31,252)	5,482	43,762
Income tax provision (benefit)	2,340	(9,918)	2,015	3,908
Net income (loss) and comprehensive income (loss)	$1,789	$(21,334)	$3,467	$39,854
Net income (loss) per share:
Basic	$0.02	$(0.30)	$0.05	$0.61
Diluted	$0.02	$(0.30)	$0.05	$0.59
Weighted-average number of shares used in computing net income (loss) per share:
Basic	76,701	70,524	73,358	65,727
Diluted	77,845	70,524	74,665	67,150
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Total stockholders' equity, beginning balance	$1,340,336	$1,017,031	$1,030,295	$477,079

Common stock:
Beginning balance	8	7	7	6
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Other issuance of common stock	—	—	1	1
Ending balance	8	7	8	7
Additional paid-in capital:
Beginning balance	1,127,136	783,986	818,774	305,223
Issuance of common stock upon exercise of stock options, and for restricted stock	1,651	712	4,402	7,363
Other issuance of common stock	2	3,776	286,779	462,270
Stock-based compensation	11,479	17,576	30,313	31,194
Ending balance	1,140,268	806,050	1,140,268	806,050
Accumulated earnings
Beginning balance	213,192	233,038	211,514	171,850
Net income (loss)	1,789	(21,334)	3,467	39,854
Ending balance	214,981	211,704	214,981	211,704

Total stockholders' equity, ending balance	$1,355,257	$1,017,761	$1,355,257	$1,017,761
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$3,467	$39,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,485	28,791
Stock-based compensation	30,313	31,194
Amortization of debt issuance costs	3,818	1,138
Gains on marketable equity securities	—	(27,570)
Other non-cash items	1,727	139
Deferred taxes	(973)	690
Changes in operating assets and liabilities:
Accounts receivable	8,063	(1,901)
Other assets	3,309	(4,863)
Operating lease right-of-use assets	8,344	3,340
Accrued compensation	(15,251)	(8,012)
Accounts payable, accrued liabilities, and other current liabilities	(7,936)	14,179
Operating lease liabilities, non-current	(8,361)	(2,859)
Other long-term liabilities	8,712	(50)
Net cash provided by operating activities	120,717	74,070
Cash flows from investing activities:
Purchases of property and equipment	(11,388)	(5,180)
Purchases of software and capitalized software development costs	(37,242)	(17,232)
Acquisition of intangible member assets	(28,100)	(9,070)
Purchases of marketable securities	—	(53,845)
Acquisitions, net of cash acquired	—	(1,630,066)
Net cash used in investing activities	(76,730)	(1,715,393)
Cash flows from financing activities:
Proceeds from follow-on equity offering, net of payments for offering costs	286,779	458,495
Principal payments on long-term debt	(223,438)	—
Settlement of client-held funds obligation, net	(4,189)	(230,928)
Proceeds from exercise of common stock options	4,491	7,342
Proceeds from long-term debt	—	1,250,000
Payment of debt issuance costs	—	(30,504)
Net cash provided by financing activities	63,643	1,454,405
Increase (decrease) in cash and cash equivalents	107,630	(186,918)
Beginning cash and cash equivalents	191,726	361,475
Ending cash and cash equivalents	$299,356	$174,557
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Nine months ended October 31,
(in thousands)	2020	2019
Supplemental cash flow data:
Interest expense paid in cash	$22,849	$249
Income taxes paid in cash, net of refunds received	1,053	9,127
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable or accrued liabilities	$167	$168
Software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	1,346	316
Intangible member assets included in accounts payable or accrued liabilities	289	(151)
Decrease in goodwill due to measurement period adjustments, net	5,838	—
Exercise of common stock options receivable	89	21
Equity-based acquisition consideration	—	3,776
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
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2020 and for the three and nine months ended October 31, 2020 and 2019 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Follow-on equity offering
In July 2020, the Company closed a follow-on public offering of 5,290,000 shares of common stock at a public offering price of $56.00 per share, less the underwriters' discount. The Company received net proceeds of approximately $286.8 million after deducting underwriting discounts and commissions of approximately $8.9 million and other offering expenses of approximately $0.6 million. The Company used $200.0 million of such proceeds to repay debt under its term loan facility.
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
Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator (basic and diluted):
Net income (loss)	$1,789	$(21,334)	$3,467	$39,854
Denominator (basic):
Weighted-average common shares outstanding	76,701	70,524	73,358	65,727
Denominator (diluted):
Weighted-average common shares outstanding	76,701	70,524	73,358	65,727
Weighted-average dilutive effect of stock options and restricted stock units	1,144	—	1,307	1,423
Diluted weighted-average common shares outstanding	77,845	70,524	74,665	67,150
Net income (loss) per share:
Basic	$0.02	$(0.30)	$0.05	$0.61
Diluted	$0.02	$(0.30)	$0.05	$0.59

For the three months ended October 31, 2020 and 2019, approximately 1.0 million and 3.2 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2020 and 2019, approximately 0.6 million and 0.3 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
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
The Acquisition was accounted for under the acquisition method of accounting for business combinations. Consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and was subject to adjustment during the measurement period (up to one year from the Acquisition date). The purchase price allocation was finalized in the third quarter of fiscal 2021.

The following table summarizes the Company's allocation of the consideration paid in the Acquisition:

(in millions)	Initial Allocation	Adjustments	Updated Allocation
Cash and cash equivalents	$406.8	$(14.5)	$392.3
Other current assets	56.5	2.5	59.0
Property, plant, and equipment	26.6	—	26.6
Operating lease right-of-use assets	42.5	—	42.5
Intangible assets	715.3	—	715.3
Goodwill	1,330.5	(8.4)	1,322.1
Other assets	5.9	—	5.9
Client-held funds obligation	(237.5)	17.2	(220.3)
Other current liabilities	(69.1)	(3.3)	(72.4)
Other long-term liabilities	(26.7)	—	(26.7)
Deferred tax liability	(128.7)	6.5	(122.2)
Total consideration paid	$2,122.1	$—	$2,122.1
Adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters.
Pro forma information
The unaudited pro forma results presented below include the effects of the Acquisition as if it had been consummated as of February 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition, which include adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings from the integration of WageWorks. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The estimated pro forma revenue and net income (loss) include the alignment of accounting policies, the effect of fair value adjustments related to the Acquisition, associated tax effects and the impact of the borrowings to finance the Acquisition and related expenses.

(in thousands)	Three months ended October 31, 2019	Nine months ended October 31, 2019
Revenue	$194,450	$598,815
Net income (loss)	$(3,286)	$34,559

Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consist of the following:
Property and equipment
Property and equipment consisted of the following as of October 31, 2020 and January 31, 2020:

(in thousands)	October 31, 2020	January 31, 2020
Leasehold improvements	$22,310	$19,240
Furniture and fixtures	9,219	7,929
Computer equipment	27,378	22,074
Property and equipment, gross	58,907	49,243
Accumulated depreciation	(27,133)	(15,757)
Property and equipment, net	$31,774	$33,486
Depreciation expense for the three months ended October 31, 2020 and 2019 was $4.0 million and $3.6 million, respectively, and $12.0 million and $5.4 million for the nine months ended October 31, 2020 and 2019, respectively.

Contract balances
The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of October 31, 2020 and January 31, 2020, the balance of deferred revenue was $7.0 million and $3.7 million, respectively. The balances are related to cash received in advance for an interchange revenue arrangement, other up-front fees and other commuter deferred revenue, and are generally recognized within twelve months, with the exception of the interchange arrangement, which is recognized over a term of approximately ten years. During the three and nine months ended October 31, 2020, approximately $0.4 million and $2.2 million of revenue, respectively, was recognized that was included in the balance of deferred revenue as of January 31, 2020.
Leases
The components of operating lease costs were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$3,777	3,354	12,297	5,515
Sublease income	(450)	(249)	(1,349)	(249)
Net operating lease expense	$3,327	$3,105	$10,948	$5,266
Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine months ended October 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,739	$4,575
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$17,480	$34,394
Other expense, net
Other expense, net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Interest income	$174	$2,046	$850	$5,273
Gain on equity securities	—	285	—	27,570
Acquisition costs	(13)	(32,932)	(79)	(40,712)
Other expense	(582)	(348)	(2,780)	(478)
Total other expense, net	$(421)	$(30,949)	$(2,009)	$(8,347)

Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2020 and January 31, 2020:

(in thousands)	October 31, 2020	January 31, 2020
Amortizable intangible assets:
Software and software development costs	$116,206	$76,221
Acquired HSA portfolios	121,159	92,770
Acquired customer relationships	601,381	601,381
Acquired developed technology	96,925	96,925
Acquired trade names	12,300	12,300
Amortizable intangible assets, gross	947,971	879,597
Accumulated amortization	(172,276)	(98,851)
Total amortizable intangible assets, net	775,695	780,746
Acquired in process software development costs	616	2,533
Total intangible assets, net	$776,311	$783,279
During the three months ended October 31, 2020 and 2019, the Company expensed a total of $10.5 million and $6.2 million, respectively, and $31.1 million and $13.8 million for the nine months ended October 31, 2020 and 2019, respectively, in software development costs primarily related to the post-implementation and operation stages of its proprietary software.
Amortization expense for the three months ended October 31, 2020 and 2019 was $25.3 million and $15.7 million, respectively, and $73.5 million and $23.6 million for the nine months ended October 31, 2020 and 2019, respectively.
Goodwill
During the three and nine months ended October 31, 2020, goodwill decreased by $7.0 million and $5.8 million, respectively, due to measurement period adjustments related to the Acquisition of WageWorks.
Note 6. Commitments and contingencies
Commitments
The Company’s principal commitments consist of a term loan facility, operating lease obligations for office space, data storage facilities, and other leases, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable commitments. Except for the $200 million principal prepayment on our term loan facility, there were no material changes during the three and nine months ended October 31, 2020, outside of the ordinary course of business, in our commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
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
Note 7. Income taxes
The Company follows FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim benefit or provision for income taxes. For the three and nine months ended October 31, 2020, the Company recorded income tax expense of $2.3 million and $2.0 million, respectively. This resulted in an effective income tax expense rate of 56.7% and 36.8% for the three and nine months ended October 31, 2020, respectively, compared with an effective income tax benefit rate of 31.7% and an effective income tax expense rate of 8.9% for the three and nine months ended October 31, 2019, respectively. For the three and nine months ended October 31, 2020 and 2019, the net impact of discrete tax items caused a 6.0 percentage point expense and a 9.6 percentage point benefit and a 1.1 and 8.7 percentage point benefit, respectively, to the effective income tax rate primarily due to the excess tax benefit on stock-based compensation expense and return-to-provision adjustments, which were partially offset by state apportionment changes recognized in the provision for income taxes relative to pre-tax book income. Due to significantly lower pre-tax book income during the nine months ended October 31, 2020, discrete items had a greater impact on the effective income tax rate than during the nine months ended October 31, 2019.
As of October 31, 2020 and January 31, 2020, the Company’s total gross unrecognized tax benefit was $10.0 million and $9.4 million, respectively. As of October 31, 2020 and January 31, 2020, a net unrecognized tax benefit of $0.5 million was recorded in the condensed consolidated balance sheets. If recognized, $9.2 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2020.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination with the state of Texas. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2000.
Note 8. Indebtedness
As of October 31, 2020, long-term debt consisted of the following:

(in millions)	October 31, 2020
Term loan facility	$1,018.8
Less: unamortized loan issuance costs (1)	17.7
Long-term debt, net of issuance costs	$1,001.1
(1) In addition to the $17.7 million of unamortized issuance costs related to the term loan facility, $5.3 million of unamortized issuance costs related to our revolving credit facility are included within other assets on the October 31, 2020 condensed consolidated balance sheet.
In connection with the closing of the Acquisition, on August 30, 2019, the Company entered into a credit facility (the "Credit Agreement”) that provided for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion, the proceeds of which were used to finance the Acquisition, to refinance substantially all outstanding indebtedness of HealthEquity and WageWorks and to pay related fees and expenses; and
(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of October 31, 2020.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of October 31, 2020, the stated interest rate was 1.65% and the effective interest rate was 2.18%. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the Term Loan Facility are required to be repaid as described in the following table:

Fiscal year ending January 31, (in millions)	Principal payments
Remaining 2021	$15.6
2022	62.5
2023	70.3
2024	101.6
2025 (1)	768.8
Total principal payments	$1,018.8
(1) The amount required to be repaid in 2025 reflects the $200.0 million prepayment made in July 2020 with proceeds from the follow-on offering.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00, which steps down to 4.50 to 1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100.0 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2020, and for the period then ended.
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
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$2,209	$1,415	$5,737	$3,285
Sales and marketing	2,035	1,304	4,810	3,469
Technology and development	2,641	2,171	8,051	5,600
General and administrative	4,594	3,332	11,715	9,486
Merger Integration	—	1,220	—	1,220
Other expense, net	—	13,714	—	13,714
Total stock-based compensation expense	$11,479	$23,156	$30,313	$36,774
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of October 31, 2020, 6.4 million shares were available for grant under the Incentive Plan.
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

Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2020	2,040	$0.10 - 82.39	$30.35	5.90	$74,009
Granted	16	$66.06	$66.06
Exercised	(183)	$0.10 - 44.53	$24.09
Forfeited	(10)	$25.45 - 44.53	$38.02
Outstanding as of October 31, 2020	1,863	$1.25 - 82.39	$31.23	5.10	$42,046
Vested and expected to vest as of October 31, 2020	1,863		$31.23	5.10	$42,046
Exercisable as of October 31, 2020	1,584		$26.55	4.70	$41,025
Restricted stock units and restricted stock awards
A summary of RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2020	1,380	$63.33	235	$61.91
Granted	1,220	56.57	14	74.81
Vested	(446)	54.78	(10)	62.80
Forfeited	(262)	66.77	(32)	62.41
Outstanding as of October 31, 2020	1,892	$60.51	207	$62.66
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

During the first and second quarters of fiscal 2021, the Company awarded 277,950 PRSUs subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2023. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was approximately $20.8 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee.
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
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of October 31, 2020 due to the short-term nature of these instruments.
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

Overview
We are a leader and an innovator in providing technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Consumers and employers use our platforms to manage tax-advantaged health savings accounts ("HSAs") and other consumer-directed benefits ("CDBs") offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, commuter and other benefits, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit information, access remote and telemedicine benefits, earn wellness incentives, and receive investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2020, we administered 5.5 million HSAs, with balances totaling $12.4 billion, which we call HSA Assets. Also, as of October 31, 2020, we administered 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs on our platforms as Total Accounts, of which we had 12.5 million as of October 31, 2020.
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

Our ability to engage consumers is enhanced by our platforms' capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems, which we call Ecosystem Partners. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
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
The Acquisition has significantly increased the number of our Total Accounts, HSA Assets, Client-held funds, Adjusted EBITDA, total revenue, total cost of revenue, operating expenses, and other financial results. These increases impact the comparability of the period-over-period results described in this report.
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
WageWorks integration
On August 30, 2019, we completed the Acquisition of WageWorks. We are continuing our multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified opportunities of approximately $80 million in annualized ongoing net synergies to be achieved by the end of the fiscal year ending January 31, 2022, of which approximately $55 million have been achieved as of October 31, 2020. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader platform and service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $100 million realized within 24 to 36 months of the closing of the Acquisition, resulting from investment in technology platforms, back-office systems and platform integration, as well as rationalization of cost of operations. As of October 31, 2020, we had incurred a total of approximately $63 million of non-recurring merger integration costs related to the Acquisition.
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average premium for employer-sponsored health insurance has risen by 22% since 2015 and 55% since 2010, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
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
Product breadth
We are the largest custodian and administrator of HSAs (by number of accounts), as well as a market-share leader in each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With our CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
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
Interest rates
As a non-bank custodian, we contract with federally insured banks, credit unions, and insurance company partners, which we collectively call our Depository Partners, to hold custodial cash assets on behalf of our members. We earn a material portion of our total revenue from interest paid to us by these partners. The lengths of our agreements with Depository Partners typically range from three to five years and may have fixed or variable interest rate terms. The terms of new and renewing agreements may be impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members. We believe that diversification of Depository Partners, varied contract terms and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
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
As a result of the outbreak of the COVID-19 virus, we have seen an adverse impact on sales opportunities, with some opportunities delayed and most now being held virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs or other CDBs. We have seen a significant decline in the use of commuter benefits due to many of our members working from home during the outbreak or other impacts from the outbreak, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend may continue after the pandemic. We have also seen a decline in interchange revenue across all other products. The extent to which the COVID-19 virus will negatively impact our business is highly uncertain and cannot be accurately predicted.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our products, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data, and the new California Privacy Rights Act. We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.

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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2020	October 31, 2019	% Change	January 31, 2020
HSAs	5,460	5,031	9%	5,344
New HSAs from Sales - Quarter-to-date	104	129	(19)%	379
New HSAs from Sales - Year-to-date	317	344	(8)%	724
New HSAs from Acquisitions - Year-to-date	—	757	(100)%	757
HSAs with investments	302	197	54%	220
CDBs	7,060	7,504	(6)%	7,437
Total Accounts	12,520	12,535	0%	12,781
Average Total Accounts - Quarter-to-date	12,084	9,970	21%	12,603
Average Total Accounts - Year-to-date	12,429	6,482	92%	8,013
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 0.4 million, or 9%, from October 31, 2019 to October 31, 2020, due to further penetration into existing Network Partners and the addition of new Network Partners. The number of our CDBs decreased by approximately 0.4 million, or 6%, from October 31, 2019 to October 31, 2020, driven primarily by a decrease in commuter benefit accounts resulting from the impact of the COVID-19 pandemic and associated local governmental restrictions around the country.
HSAs are individually owned portable healthcare accounts. As HSA members transition between employers or health plans, they may no longer be enrolled in a high deductible health plan that qualifies them to continue to make contributions to their HSA.
HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2020	October 31, 2019	% Change	January 31, 2020
HSA cash with yield (1)	$8,759	$7,564	16%	$8,301
HSA cash without yield (2)	258	381	(32)%	383
Total HSA cash	9,017	7,945	13%	8,684
HSA investments with yield (1)	3,255	2,188	49%	2,495
HSA investments without yield (2)	168	326	(48)%	362
Total HSA investments	3,423	2,514	36%	2,857
Total HSA Assets	12,440	10,459	19%	11,541
Average daily HSA cash with yield - Year-to-date	8,445	6,652	27%	6,937
Average daily HSA cash with yield - Quarter-to-date	$8,672	$7,146	21%	$7,791
(1) HSA Assets that generate custodial revenue.
(2) HSA Assets that do not generate custodial revenue.

Our HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) cash deposits, which are deposits with our Depository Partners or other custodians, (ii) custodial cash deposits invested in annuity contracts with our insurance company partners, and (iii) investments in mutual funds through our custodial investment fund partners. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal 2022. Measuring our HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
Our total HSA Assets increased by $2.0 billion, or 19%, from October 31, 2019 to October 31, 2020, due primarily to HSA contributions, decreased spending per HSA, and appreciation of invested balances.
Total HSA cash increased by $1.1 billion, or 13%, from October 31, 2019 to October 31, 2020, due primarily to HSA contributions and decreased spending per HSA.
Our HSA investment assets increased by $0.9 billion, or 36%, from October 31, 2019 to October 31, 2020, reflecting our strategy of helping our HSA members build wealth and invest for retirement.
Client-held funds

(in millions, except percentages)	October 31, 2020	October 31, 2019	% Change	January 31, 2020
Client-held funds (1)	$798	$670	19%	$779
Average daily Client-held funds - Year-to-date (1)	847	268	216%	382
Average daily Client-held funds - Quarter-to-date (1)	819	500	64%	727
(1) Client-held funds that generate custodial revenue.
Our Client-held funds are interest-earning deposits from which we generate custodial revenue. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of CDBs. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. Client-held funds fluctuate depending on the timing of funding and spending of CDB balances.
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$1,789	$(21,334)	$3,467	$39,854
Interest income	(174)	(2,046)	(850)	(5,273)
Interest expense	6,952	10,225	28,110	10,355
Income tax provision (benefit)	2,340	(9,918)	2,015	3,908
Depreciation and amortization	10,253	6,203	28,580	12,940
Amortization of acquired intangible assets	19,126	13,051	56,905	16,036
Stock-based compensation expense	11,479	8,222	30,313	21,840
Merger integration expenses (1)	8,193	17,675	31,328	20,459
Acquisition costs (2)	13	32,932	79	40,712
Gain on marketable equity securities	—	(285)	—	(27,570)
Other (3)	1,168	824	4,202	1,854
Adjusted EBITDA	$61,139	$55,549	$184,149	$135,115
(1)For the three and nine months ended October 31, 2019, includes $1.2 million of stock-based compensation expense from post-Acquisition merger integration activities.
(2)For the three and nine months ended October 31, 2019, includes $13.7 million of stock-based compensation expense from Acquisition-related cash and equity accelerations.
(3)For the three months ended October 31, 2020 and 2019, Other consisted of amortization of incremental costs to obtain a contract of $0.6 million and $0.5 million, non-income-based taxes of $0.4 million and $0.2 million, and other costs of $0.2 million and $0.1 million, respectively. For the nine months ended October 31, 2020 and 2019, Other consisted of amortization of incremental costs to obtain a contract of $1.4 million and $1.4 million, non-income-based taxes of $1.2 million and $0.4 million, and other costs of $1.5 million and $0.1 million, respectively.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Adjusted EBITDA	$61,139	$55,549	$5,590	10%	$184,149	$135,115	$49,034	36%
As a percentage of revenue	34%	35%			34%	41%
Our Adjusted EBITDA increased by $5.6 million, or 10%, from $55.5 million for the three months ended October 31, 2019 to $61.1 million for the three months ended October 31, 2020. The increase in Adjusted EBITDA was driven by the inclusion of WageWorks' results of operations for the full period of the current year, increased efficiency, and the overall growth of our business.
Our Adjusted EBITDA increased by $49.0 million, or 36%, from $135.1 million for the nine months ended October 31, 2019 to $184.1 million for the nine months ended October 31, 2020. The increase in Adjusted EBITDA was driven by the inclusion of WageWorks' results of operations for the full period of the current year, increased efficiency, and the overall growth of our business.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation nor as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Acquisition of WageWorks
As the Acquisition closed on August 30, 2019, WageWorks' results of operations are included in our consolidated results of operations for the three and nine months ended October 31, 2020, but are only included in our consolidated results of operations for approximately two months out of each of the three and nine months ended October 31, 2019. In addition, the results of operations attributable to WageWorks may not be directly comparable to WageWorks' results of operations reported by WageWorks prior to the Acquisition.

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
Custodial revenue.    We earn custodial revenue primarily from our HSA Assets deposited with our Depository Partners and with our insurance company partners, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal 2022.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our physical payment cards or virtual platforms to make a purchase. This revenue is collected each time a member “swipes” our payment card to pay expenses. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing banks and card processors.
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
Merger integration.    Merger integration expenses include personnel and related expenses, including severance, professional fees, legal expenses, and facilities- and technology-related expenses directly related to integration activities to merge operations as a result of the Acquisition.
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
Income tax provision
As of December 31, 2019, we were subject to federal and state income taxes in the United States based on a calendar tax year-end; however, beginning January 31, 2020, we began reporting federal and state income taxes using a January 31 year-end, consistent with the financial reporting fiscal year. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of October 31, 2020, we have recorded an overall net deferred tax liability with the exception of an insignificant amount of federal capital losses recorded as a net deferred tax asset on our condensed consolidated balance sheet.
Comparison of the three and nine months ended October 31, 2020 and 2019
Impact of Acquisition
The comparability of our operating results is impacted by our Acquisition of WageWorks on August 30, 2019. As the Acquisition closed on August 30, 2019, WageWorks' results of operations are included in our consolidated results of operations for the three and nine months ended October 31, 2020, but are only included in our consolidated results of operations for approximately two months out of each of the three and nine months ended October 31, 2019. Revenue and expense attributable to WageWorks generally is not separately identifiable due to the integration of WageWorks into our existing operations.

Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Service revenue	$104,562	$87,620	$16,942	19%	$319,638	$140,710	$178,928	127%
Custodial revenue	48,544	46,972	1,572	3%	142,352	132,538	9,814	7%
Interchange revenue	26,245	22,526	3,719	17%	83,411	57,545	25,866	45%
Total revenue	$179,351	$157,118	$22,233	14%	$545,401	$330,793	$214,608	65%
Service revenue. The $16.9 million, or 19%, increase in service revenue from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the inclusion for the full period of service revenue associated with the CDBs added through the Acquisition in the current year, partially offset by the negative impact of the COVID-19 pandemic on service revenues related to commuter benefits and other CDBs.
The $178.9 million, or 127%, increase in service revenue from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the inclusion for the full period of service revenue associated with the CDBs added through the Acquisition in the current year, partially offset by the negative impact of the COVID-19 pandemic on service revenues related to commuter benefits and other CDBs.
Custodial revenue. The $1.6 million, or 3%, increase in custodial revenue from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the $1.5 billion, or 21%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in yield from 2.43% for the three months ended October 31, 2019 to 2.08% for the three months ended October 31, 2020, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic and due to the lower yield on HSA cash with yield added through the Acquisition.
The $9.8 million, or 7%, increase in custodial revenue from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the $1.8 billion, or 27%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in yield from 2.50% for the nine months ended October 31, 2019 to 2.10% for the nine months ended October 31, 2020, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic and due to the lower yield on HSA cash with yield added through the Acquisition.
We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal 2022. This cash is being placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $3.7 million, or 17%, increase in interchange revenue from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the inclusion for the full period of interchange revenue associated with the CDBs added through the Acquisition in the current year and an increased average interchange rate. The increase was partially offset by a decrease in spend per CDB, primarily with respect to FSA and commuter benefit accounts, as well as lower healthcare spending partially attributable to the restrictions imposed by local governments around the country in connection with the COVID-19 pandemic.
The $25.9 million, or 45%, increase in interchange revenue from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the inclusion for the full period of interchange revenue associated with the CDBs added through the Acquisition in the current year and an increased average interchange rate. The increase was partially offset by a decrease in spend per CDB, primarily with respect to FSA and commuter benefit accounts, as well as lower healthcare spending partially attributable to the restrictions imposed by local governments around the country in connection with the COVID-19 pandemic.
Total revenue. Total revenue increased by $22.2 million, or 14%, from the three months ended October 31, 2019 to the three months ended October 31, 2020, and by $214.6 million, or 65% from the nine months ended October 31, 2019 to the nine months ended October 31, 2020, due to the inclusion for the full period of WageWorks' results of operations and related realized net revenue synergies in the current year.
Impact of COVID-19. Our business has been adversely affected by the recent outbreak of the COVID-19 virus, and we expect that it will continue to be adversely affected, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly. As a result, funds that we place with our Depository Partners in this environment receive lower interest rates than we originally expected. Sales opportunities have also been impacted, with some opportunities delayed and most now being held virtually. In addition, we are required to support our Clients' open enrollment activities virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs or other CDBs. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third party contracts that we rely on to provide our services. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak and other impacts from the outbreak, and the "work from home" trend may continue after the pandemic. Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar defenses, which would negatively impact our financial results. The extent to which the COVID-19 virus will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Service costs	$65,936	$52,278	$13,658	26%	$202,195	$92,672	$109,523	118%
Custodial costs	4,762	4,384	378	9%	14,805	12,716	2,089	16%
Interchange costs	4,095	4,421	(326)	(7)%	13,985	13,177	808	6%
Total cost of revenue	$74,793	$61,083	$13,710	22%	$230,985	$118,565	$112,420	95%
Service costs. The $13.7 million, or 26%, increase in service costs from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year and the resulting higher volume of accounts being serviced, including additional hiring of personnel to implement and support our new Network Partners and HSAs, increases in stock-based compensation expense, and increases in other expenses.
The $109.5 million, or 118%, increase in service costs from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year and the resulting higher volume of accounts being serviced, including additional hiring of personnel to implement and support our new Network Partners and HSAs, increases in stock-based compensation expense, and increases in other expenses.
Custodial costs. The $0.4 million, or 9%, increase in custodial costs from the three months ended October 31, 2019 to the three months ended October 31, 2020 was due to an increase in the average daily balance of HSA cash with yield, which increased from $7.1 billion for the three months ended October 31, 2019 to $8.7 billion for the three months ended October 31, 2020. The increase was partially offset by a lower average interest rate paid on HSA cash with yield, which decreased from 0.21% for the three months ended October 31, 2019 to 0.18% for the three months ended October 31, 2020.
The $2.1 million, or 16%, increase in custodial costs from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was due to an increase in the average daily balance of HSA cash with yield, which increased from $6.7 billion for the nine months ended October 31, 2019 to $8.4 billion for the nine months ended October 31, 2020. The increase was partially offset by a lower average interest rate paid on HSA cash with yield, which decreased from 0.22% for the nine months ended October 31, 2019 to 0.20% for the nine months ended October 31, 2020.
Interchange costs. The $0.3 million, or 7%, decrease in interchange costs from the three months ended October 31, 2019 to the three months ended October 31, 2020 was due to a decrease in card spend per account as a result of the local government restrictions in response to the COVID-19 pandemic, partially offset by an overall increase in average Total Accounts, which increased primarily due to the inclusion for the full period of accounts added through the Acquisition of WageWorks in the current year.
The $0.8 million, or 6%, increase in interchange costs from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was due to an overall increase in average Total Accounts, which increased primarily due to the inclusion for the full period of accounts added through the Acquisition of WageWorks in the current year, partially offset by a decrease in card spend per account as a result of the local government restrictions in response to the COVID-19 pandemic.
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
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$12,880	$12,654	$226	2%	$36,502	$30,015	$6,487	22%
Technology and development	30,758	23,511	7,247	31%	92,490	46,061	46,429	101%
General and administrative	22,099	19,222	2,877	15%	61,590	37,193	24,397	66%
Amortization of acquired intangible assets	19,126	13,051	6,075	47%	56,905	16,036	40,869	255%
Merger integration	8,193	17,675	(9,482)	(54)%	31,328	20,459	10,869	53%
Total operating expenses	$93,056	$86,113	$6,943	8%	$278,815	$149,764	$129,051	86%
Sales and marketing. The $0.2 million, or 2%, increase in sales and marketing expense from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year, which resulted in increased staffing, increases in other expenses, and higher stock-based compensation expense, partially offset by increased efficiencies.
The $6.5 million, or 22%, increase in sales and marketing expense from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year, which resulted in increased staffing, increases in other expenses, and higher stock-based compensation expense, partially offset by increased efficiencies.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and marketing organization and expand into new markets. On an annual basis, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $7.2 million, or 31%, increase in technology and development expense from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year, which resulted in increased personnel-related expense, increases in professional fees, increased stock-based compensation expense, increases in amortization and depreciation, and other increases, which were partially offset by increases in capitalized development and operating efficiencies.
The $46.4 million, or 101%, increase in technology and development expense from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year, which resulted in increased personnel-related expense, increases in professional fees, increased stock-based compensation expense, increases in amortization and depreciation, and other increases, which were partially offset by increases in capitalized development and operating efficiencies.
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
General and administrative. The $2.9 million, or 15%, increase in general and administrative expense from the three months ended October 31, 2019 to the three months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year, which resulted in increased personnel-related expense, increases in professional fees, and increased stock-based compensation expense, partially offset by increased efficiencies.
The $24.4 million, or 66%, increase in general and administrative expense from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was primarily due to the inclusion for the full period of WageWorks' results of operations in the current year, which resulted in increased personnel-related expense, increases in professional fees, and increased stock-based compensation expense, partially offset by increased efficiencies.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, and insurance functions that we incur as we continue to grow our business, as well as other costs associated with being a public company. On an annual basis, we expect our general and administrative expenses to remain relatively steady as a percentage of our total revenue over the near term pursuant to our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $6.1 million increase in amortization of acquired intangible assets from the three months ended October 31, 2019 to the three months ended October 31, 2020 was due to the inclusion for the full period of amortization related to identified intangible assets acquired through the Acquisition of WageWorks in the current year.
The $40.9 million increase in amortization of acquired intangible assets from the nine months ended October 31, 2019 to the nine months ended October 31, 2020 was due to the inclusion for the full period of amortization related to identified intangible assets acquired through the Acquisition of WageWorks in the current year.
Merger integration. The $8.2 million and $31.3 million in merger integration expense for the three and nine months ended October 31, 2020, respectively, was due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology-related, and facilities expenses directly related to the Acquisition of WageWorks. We expect integration expenses totaling approximately $100 million in the aggregate to continue for 24 to 36 months following the closing of the Acquisition, which closed on August 30, 2019. As of October 31, 2020, we had incurred a total of approximately $63 million of non-recurring merger integration costs related to the Acquisition of WageWorks.
Interest expense
The $7.0 million and $28.1 million in interest expense for the three and nine months ended October 31, 2020 consists primarily of interest accrued under our term loan facility and amortization of financing costs. We expect interest expense to decrease as a result of the principal repayments under our term loan facility.
Other expense, net
The $30.5 million decrease in other expense, net, from $30.9 million during the three months ended October 31, 2019 to $0.4 million during the three months ended October 31, 2020 was primarily due to a $32.9 million decrease in acquisition costs. The remainder of the change was due to a decrease in interest income of $1.9 million, an increase in other expense of $0.2 million, and a $0.3 million non-recurring gain in connection with our equity investment in WageWorks during the three months ended October 31, 2019.
The $6.3 million decrease in other expense, net, from $8.3 million during the nine months ended October 31, 2019 to $2.0 million during the nine months ended October 31, 2020 was primarily due to a $40.6 million decrease in acquisition costs and a $27.6 million non-recurring gain in connection with our equity investment in WageWorks during the three months ended October 31, 2019. The remainder of the change was due to a decrease in interest income of $4.4 million and an increase in other expense of $2.3 million.
Income tax provision (benefit)
Income tax expense for the three and nine months ended October 31, 2020 was $2.3 million and $2.0 million, respectively, as compared to income tax benefit of $9.9 million and income tax expense of $3.9 million for the three and nine months ended October 31, 2019, respectively. The tax provision for the three months ended October 31, 2020 increased $12.2 million compared to the three months ended October 31, 2019. The tax provision for the nine months ended October 31, 2020 decreased $1.9 million compared to the nine months ended October 31, 2019. The change was primarily due to a significant decrease in pre-tax book income coupled with a decrease in excess tax benefits on stock-based compensation expense and return-to-provision adjustments, which were partially offset by state apportionment changes recognized in the provision for income taxes.

Our effective income tax provision rate for the three and nine months ended October 31, 2020 was 56.7% and 36.8%, respectively, compared to an income tax benefit rate of 31.7% and income tax provision rate of 8.9% for the three and nine months ended October 31, 2019, respectively. The 88.4 and 27.9 percentage point increase for the three and nine months ended October 31, 2020, respectively, compared to the three and nine months ended October 31, 2019 was primarily due to the impact of excess tax benefits on stock-based compensation expense and return-to-provision adjustments, which were partially offset by state apportionment changes recognized in the provision for income taxes relative to pre-tax book income.
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
As of October 31, 2020 and January 31, 2020, cash and cash equivalents were $299.4 million and $191.7 million, respectively. Cash and cash equivalents as of October 31, 2020 included approximately $286.8 million of net proceeds we received from our follow-on public offering in July 2020 from the sale of 5,290,000 shares of our common stock, less the $200.0 million we used to prepay long-term debt.
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
In July 2020, we closed a follow-on public offering of 5,290,000 shares of common stock at a public offering price of $56.00 per share, less the underwriters' discount. We received net proceeds of approximately $286.8 million after deducting underwriting discounts and commissions of approximately $8.9 million and other offering expenses of approximately $0.6 million.
Our credit agreement includes a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. We were in compliance with all covenants under the credit agreement as of October 31, 2020, and for the period then ended.
Use of cash
We used a portion of the net proceeds from the follow-on public offering to prepay $200.0 million under our term loan facility, with the remaining proceeds to be used for general corporate purposes, which may include additional prepayments under our term loan facility or potential acquisitions.

Capital expenditures for the nine months ended October 31, 2020 and 2019 were $48.6 million and $22.4 million, respectively. We expect to continue our current level of increased capital expenditures for the remainder of the fiscal year ending January 31, 2021 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$120,717	$74,070
Net cash used in investing activities	(76,730)	(1,715,393)
Net cash provided by financing activities	63,643	1,454,405
Decrease in cash and cash equivalents	107,630	(186,918)
Beginning cash and cash equivalents	191,726	361,475
Ending cash and cash equivalents	$299,356	$174,557
Cash flows from operating activities. Net cash provided by operating activities during the nine months ended October 31, 2020 resulted from net income of $3.5 million, plus depreciation and amortization expense of $85.5 million, stock-based compensation expense of $30.3 million, and amortization of debt issuance costs of $3.8 million, partially offset by other non-cash items and working capital changes totaling $2.4 million.
Net cash provided by operating activities during the nine months ended October 31, 2019 resulted from net income of $39.9 million, plus stock-based compensation expense of $31.2 million, depreciation and amortization expense of $28.8 million, amortization of debt issuance costs of $1.1 million, and other non-cash items and working capital changes totaling $0.7 million, partially offset by gains on marketable equity securities of $27.6 million.
Cash flows from investing activities. Cash used in investing activities for the nine months ended October 31, 2020 resulted from $37.2 million in software and capitalized software development, $28.1 million in acquisitions of intangible member assets, and $11.4 million in purchases of property and equipment.
Cash used in investing activities during the nine months ended October 31, 2019 was primarily the result of the Acquisition of WageWorks for $1.63 billion, net of cash acquired, and purchases of marketable equity securities of $53.8 million. In addition, we invested $17.2 million in software and capitalized software development, $5.2 million in purchases of property and equipment, and $9.1 million in acquisitions of intangible member assets.
Cash flows from financing activities. Net cash provided by financing activities during the nine months ended October 31, 2020 resulted from $286.8 million of net proceeds from our July 2020 follow-on public offering of 5,290,000 shares of common stock and the exercise of stock options of $4.5 million. These items were partially offset by $223.4 million of principal payments on our long-term debt and $4.2 million used in the settlement of Client-held funds obligation.
Net cash provided by financing activities during the nine months ended October 31, 2019 resulted from net borrowings of $1.22 billion under our term loan facility, net proceeds of $458.5 million from the sale of 7,762,500 shares of our common stock in our July 2019 follow-on offering, and the exercise of stock options of $7.3 million. These items were partially offset by $230.9 million of cash used to settle Client-held funds obligations.
Contractual obligations
Except for the $200.0 million prepayment under our term loan facility in July 2020, there were no material changes during the nine months ended October 31, 2020, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Off-balance sheet arrangements
As of October 31, 2020, other than outstanding letters of credit issued under our revolving credit facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. There have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2020, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Recent accounting pronouncements
See Note 1. Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2020 and 2019, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of October 31, 2020 were $299.4 million, of which $2.3 million was covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of October 31, 2020 was $64.3 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk is highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.

Interest rate risk
HSA Assets and Client-held funds. Our HSA Assets consists of custodial HSA funds we hold in custody on behalf of our members. As of October 31, 2020, we had HSA Assets of approximately $12.4 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. The contract terms typically range from three to five years and have either fixed or variable interest rates. As our HSA Assets increase and existing contracts expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among Depository Partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Our Client-held funds are interest earning deposits from which we generate custodial revenue. As of October 31, 2020, we had Client-held funds of approximately $798.0 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2020, we had unrestricted cash and cash equivalents of $299.4 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. As of October 31, 2020, we had $1.02 billion outstanding under our term loan facility and no amounts drawn under our revolving credit facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and revolving credit facility is variable and was 1.65 percent at October 31, 2020. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at October 31, 2020 would result in approximately $10.1 million of additional interest expense over the next 12 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2020, due to material weaknesses in internal control over financial reporting at its wholly owned subsidiary, WageWorks, which the Company acquired on August 30, 2019, the Company’s disclosure controls and procedures were not effective. In accordance with interpretive guidance issued by SEC staff, the Company excluded WageWorks from its assessment of disclosure controls and procedures and internal control over financial reporting during the first year after completion of the acquisition. As of October 31, 2020, the WageWorks subsidiary is included in the above assessment regarding the effectiveness of the Company's disclosure controls and procedures.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses in its WageWorks subsidiary, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.
Material Weaknesses in Internal Control over Financial Reporting
Management identified certain deficiencies in WageWorks' internal control over financial reporting that aggregated to material weaknesses in the following components of the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”):
Risk Assessment - WageWorks did not sufficiently identify and analyze risks arising from changes in the business environment, including risks arising in connection with the integration of acquisitions and financial system implementations.
Information and Communication – WageWorks did not establish cross-functional procedures and policies relating to effective information and communication necessary to support the functioning of internal control over financial reporting.
Monitoring – WageWorks did not implement effective monitoring controls that were responsive to changes in the business or the timely remediation of identified control deficiencies.
The COSO Framework component material weaknesses described above contributed to deficiencies at the control activity level that aggregated to the material weaknesses described below:
A. Accounting Close and Financial Reporting
The WageWorks subsidiary had inadequate process level and monitoring controls in the area of accounting close and financial reporting specifically, but not exclusively, around the review of account reconciliations, completeness and accuracy of data material to financial reporting, accounting estimates and related cut-off, the establishment, review, and implementation of accounting policies, and the review of the accuracy and completeness of certain manual and complex data feeds into journal entries and reconciliations of high-volume standard transactions.
B. Contract to Cash Process
The WageWorks subsidiary did not have effective controls around the contract-to-cash life cycle of service fees, including ineffective process level controls around billing set-up during customer implementation, managing change to existing customer billing terms and conditions, timely termination of customers, implementing complex and/or non-standard billing arrangements that require manual intervention or manual controls for billing to customers, processing timely adjustments, lack of robust, established and documented policies to assess collectability and reserve for revenue, bad debts and accounts receivable, availability of customer contracts, and reviews of non-standard contracts.
C. Review of New, Unusual or Significant Transactions
The WageWorks subsidiary did not have adequate controls over the review of the accounting for new, significant or unusual transactions.
D. Information Technology General Controls
The WageWorks subsidiary did not have effective controls related to information technology general controls (ITGCs) in the areas of logical access and change-management over certain information technology systems that supported its financial reporting processes. WageWorks’ business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

These material weaknesses resulted in material misstatements of WageWorks' historical financial statements, which preceded the acquisition, and could result in a misstatement of our account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.
Integration and Remediation Efforts
Management has assessed the impact of the acquisition of WageWorks on its internal control over financial reporting and continues to assess changes driven by the integration of WageWorks with the existing operations at the consolidated Company. As part of this assessment, management has continued to evaluate its internal control environment to ensure that it has appropriate controls in place to mitigate the risks of a material misstatement to its consolidated financial statements associated with the WageWorks subsidiary and the Company as a whole.
In response to the material weaknesses in WageWorks’ internal control over financial reporting, management has developed a plan to address the deficiencies associated with the disclosed material weaknesses, continues to utilize a third-party internal controls specialist, and has dedicated certain senior finance and accounting leadership team members to work on remediation efforts.
As previously disclosed, the WageWorks subsidiary had a material weakness related to an ineffective control environment, which was driven by the tone at the top of WageWorks. Due to the tone at the top, there was inadequate or ineffective senior accounting leadership, an insufficient complement of qualified resources with an appropriate level of knowledge, experience and training important to the Company’s financial reporting requirements, and inadequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities. This material weakness has now been remediated. The following steps were executed by the Company to remediate the ineffective control environment driven by the tone at the top:
•replacement of WageWorks Audit Committee, Board of Directors, senior managers and executives, and organizational realignment;
•incorporation of WageWorks into the Company's training programs, led by the CEO and reinforced by executives throughout the combined Company, on the Company's Code of Business Conduct and Ethics, which included raising awareness and understanding of the importance of financial reporting integrity;
•incorporation of WageWorks control environment into the oversight of the Company’s Internal Audit function and management’s certification of internal controls,
•realignment of the WageWorks annual employee performance process to include consideration of employees’ demonstration of the Company’s values, including accountability for performance of internal controls; and
•incorporation of WageWorks into the Company’s process to attract, develop, and retain a sufficient complement of qualified resources with appropriate and relevant competencies.
Additionally, in partial response to the other material weaknesses discussed above, management has incorporated certain WageWorks processes into the Company’s existing entity-level and process-level controls, including, but not limited to, those that address the identification, review and assessment of new, unusual or significant transactions, those that address the monitoring of the accounting close cycle and the evaluation of accounting policies, and those that address certain ITGCs. Management is in the process of testing the operating effectiveness of these controls.
Changes in Internal Control Over Financial Reporting
Other than as described in the Integration and Remediation Efforts section above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our business has been, and may continue to be, materially and adversely affected by the current outbreak of the COVID-19 virus. The Federal Reserve’s interest rate cut in response to the economic impact of the COVID-19 pandemic and other interest rate market conditions have caused interest rates to decline significantly. As a result, the funds that we place with our depository partners in this environment have been, and are likely to continue to be for the foreseeable future, placed at lower interest rates than we originally expected. In addition, stock market volatility, such as a decline in the stock market, may decrease HSA investment assets and the related fees we earn from HSA investment assets. We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes, which changes require substantial time and costs for us to ensure compliance. For example, regulatory changes related to our COBRA product have created uncertainty and additional workload on our team members, which could reduce our operational efficiency and result in additional costs.

Our financial results related to certain of our products have also been adversely affected. For example, we have seen a significant decline in the use of commuter benefits and our members' spend on healthcare, which has negatively impacted both our interchange revenue and service revenue. In addition, if the "work from home" trend continues after the pandemic, that would further negatively impact the revenue we receive from commuter benefits. We have also seen a decline in interchange revenue across all other products. Going forward, some Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar defenses, which would negatively impact our financial results.

In addition, as an increasing number of companies go out of business, the number of our Clients and potential Clients could be adversely affected. Increased unemployment may mean that fewer of our members utilize HSAs or other CDBs. In the event our financial results continue to be severely impacted or the impact worsens, it may make it more difficult for us to comply with the financial covenants in our credit agreement, which could result in a breach of the financial covenants and the acceleration of our outstanding debt by our lenders.

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

Our management has identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management has determined that our internal control over financial reporting was not effective due to the existence of material weaknesses arising out of our acquisition of WageWorks. See Item 4 - Controls and Procedures. Until fully remediated, these material weaknesses may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. Although we have developed a plan to address the material weaknesses, we cannot provide a timeframe as to when the remediation will be completed and tested, nor can we assure you that the remediation, integration and testing process will not reveal additional material weaknesses or other deficiencies, so that our internal control over financial reporting and related disclosure controls and procedures are effective. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our credit agreement, and may be required to seek waivers or repay amounts under the credit agreement earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 9, 2020	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer