Form 10-K
period 2021-01-31
HEALTHEQUITY, INC.
filed 2021-03-31
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2020, based on the closing price of $51.56 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $3.9 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2020, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2020 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2020. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 22, 2021, there were 83,017,352 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2021 annual meeting of stockholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to be correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the risks identified in Item 1A. Risk Factors - Risk Factors Summary.
Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in providing technology-enabled services platforms that empower consumers to make healthcare saving and spending decisions. Consumers and employers use our platforms to manage tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, commuter and other benefits, compare treatment options and pricing, evaluate and pay healthcare bills, receive personalized benefit information, access remote and telemedicine benefits, earn wellness incentives, and receive investment advice to grow their tax-advantaged healthcare savings. We believe the secular shift to greater consumer responsibility for healthcare costs will require a significant portion of consumers under the age of 65 with private health insurance in the United States to use platforms such as ours.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2021, we administered 5.8 million HSAs, with balances totaling $14.3 billion, which we call HSA Assets. During the fiscal years ended January 31, 2021 and 2020, we added approximately 0.7 million and 1.5 million new HSAs, respectively, which reflects in 2019 our acquisition of WageWorks, Inc. (the "WageWorks Acquisition"). Also, as of January 31, 2021, we administered 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs on our platforms as Total Accounts, of which we had 12.8 million as of January 31, 2021.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through a sales force that calls on Clients directly, relationships with benefits brokers and advisors, and integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners. As of January 31, 2021, our platforms were integrated with 174 Network Partners, and we serve approximately 100,000 Clients.
We have increased our share of the growing HSA market from 4% in calendar year 2010 to 16% in 2020, measured by HSA Assets. According to Devenir, we are currently the largest HSA provider by accounts and second largest by assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology is designed to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to engage consumers is enhanced by our platforms’ capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
Our business model provides strong visibility into our future operating performance. As of the beginning of the past several fiscal years, we had approximately 90% visibility into the revenue of the subsequent fiscal year.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and virtual platforms. See “Key components of our results of operations” for additional information on our sources of revenue, including the adverse impacts caused by the ongoing COVID-19 pandemic.
WageWorks Acquisition
On August 30, 2019, we completed the WageWorks Acquisition and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under a new term loan facility and approximately $816.9 million of cash on hand.
The key strategy of the WageWorks Acquisition was to enable us to increase the number of our employer sales opportunities, the conversion of these opportunities to Clients, and the value of Clients in generating members, HSA Assets and complementary CDBs. WageWorks’ historic strength of selling to employers directly and through health benefits brokers and advisors complemented our distribution through Network Partners. With WageWorks’ CDB capabilities, we provide employers with a single partner for both HSAs and other CDBs, which is preferred by the vast majority of employers according to research conducted for us by Aite Group. For Clients that partner with us in this way, we believe we can produce more value by encouraging both CDB participants to contribute to HSAs and HSA-only members to take advantage of tax savings available through other CDBs. Accordingly, we believe that there are significant opportunities to expand the scope of services that we provide to our Clients.
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
We acquired several other technology platforms as part of the WageWorks Acquisition. These additional technology platforms are designed to be highly scalable based on an on-demand delivery model that Clients and members may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model for these platforms eliminates the need for our Clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.
We are working to phase out certain technology platforms, which requires us to migrate certain Clients to one of our remaining technology platforms.
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
Investment platform and advisory services. We offer a mutual fund investment platform and access to an online-only automated investment advisory service to all of our members whose account balances exceed a stated threshold. These services are entirely elective to the member. The advisory service is delivered through a web-based tool, Advisor, which is offered and managed by HealthEquity Advisors, LLC, our SEC-registered investment adviser subsidiary. HealthEquity Advisors, LLC provides investment advice to its clients exclusively through the Advisor tool on an interactive website. Members who utilize our mutual fund investment platform or subscribe for Advisor services pay asset-based fees, which include the cost of the advisory service and all other expenses associated with transactions made through these online tools.
Advisor provides investment education guidance and management, including maintaining HSA cash (liquidity) in amounts directed by the member, targeting risk appropriate portfolio diversification, and mutual fund selection.

We offer investors access to three levels of service:
•Self-driven: For members who do not subscribe for Advisor, we provide a mutual fund investment platform to invest HSA balances. Neither we nor Advisor provides advice to members in respect of investments among funds on the platform;
•GPS powered by HealthEquity Advisors, LLC: Advisor provides guidance and advice, but the member makes the final investment decisions and implements portfolio allocation and investment advice through the HealthEquity platform; and
•AutoPilot powered by HealthEquity Advisors, LLC: Advisor manages the account and implements portfolio allocation and investment advice automatically for the member.
Regardless of the level of service selected, members are responsible for their proportionate share of fees and expenses payable by the underlying mutual funds and other investment vehicles in which they invest.
Healthcare flexible spending accounts. Healthcare FSAs are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, and medical devices. Our employer Clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees.
The IRS imposes a limit, indexed to inflation, on pre-tax dollar employee contributions made to healthcare FSAs. The IRS also allows a carryover of up to 20% of the indexed contribution limit that does not count against or otherwise affect the indexed salary reduction limit applicable to each plan year. Employers are able to contribute additional amounts in excess of this statutory limit and may choose to do so in an effort to mitigate the impact of rising healthcare costs on their employees. Under the Consolidated Appropriations Act of 2021, employers are permitted to amend FSA plans to remove carryover limitations and extend grace periods for 2020 and 2021 plan years.
Dependent care flexible spending accounts. We also administer FSA programs for dependent care plans. These plans allow employees to set aside pre-tax dollars to pay for eligible dependent care expenses, which typically include child care or day care expenses but may also include expenses incurred from adult and elder care. Current laws and regulations impose a statutory limit on the amount of pre-tax dollars employees can contribute to dependent care FSAs with no carryover allowed. The American Rescue Plan Act of 2021 temporarily increased the contribution limit for the 2021 plan year. Like healthcare FSAs, employers can also contribute funds to employees’ dependent care FSAs; however, these are subject to the statutory annual limit on total contributions. As with healthcare FSAs, employers realize payroll tax savings on the pre-tax dependent care FSA contributions made by their employees. Under the Consolidated Appropriations Act of 2021, employers are permitted to amend FSA plans to remove carryover limitations and extend grace periods for 2020 and 2021 plan years.
HealthEquity administers the United States Office of Personnel Management's (“OPM”) Federal Flexible Spending Account Program (“FSAFEDS”). This relationship provides eligible federal government employees access to our advanced technology platforms and premium service capabilities.
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
COBRA. We offer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits, which include medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for qualified beneficiaries for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay us directly as opposed to their employers for coverage they elect to continue. We handle the accounting and customer services for such terminated employees, as well as interfacing with the carrier regarding the employees’ eligibility for participation in the COBRA program. The American Rescue Plan Act of 2021 provides a temporary 100% subsidy of COBRA premium payments for eligible individuals who lost coverage due to an involuntary termination for up to 6 months.
Commuter Programs. We administer pre-tax commuter benefit programs. Employers are permitted to provide employees with commuter benefits including qualified transit (which includes vanpooling) and parking. The maximum monthly federal (and sometimes state) tax free exclusion is indexed for inflation. For 2021, the maximum pre-tax monthly limits are $270 for qualified transit and $270 for qualified parking.
In March 2021, we bolstered our commuter offering with the acquisition of Luum, which provides employers with a suite of commute tools as well as real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
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
Our solution is hosted via cloud-based services and on a virtual private cloud with an ability to scale on demand. This allows us to quickly support our current and projected growth. We utilize regional cloud failover and multiple redundant third-party data centers to ensure continuous access and data availability. The data centers are purpose-built facilities for hosting mission critical systems with multiple built-in redundancy layers to minimize service disruptions and meet industry-standard measures.
Due to the sensitive nature of our customers’ data, we have a heightened focus on data security and protection. We have implemented industry-standard processes, policies, and tools through all levels of our software development and network administration, reducing the risk of vulnerabilities in our system.
Our competitive landscape
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Some of our direct competitors (including healthcare service companies such as United Health Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Our competitive strengths and strategy
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our technology platforms are aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Leadership and first-mover advantage. We have established a defensible leadership position in the HSA industry through our first-mover advantage, focus on innovation, and differentiated capabilities. Our leadership position is evidenced by the quadrupling of our market share (measured by HSA Assets), from 4% in December 2010 to 16% in December 2020, as noted by the 2020 Devenir HSA Research Report, which indicates we are the second largest HSA custodian by market share measured by HSA Assets.
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
Proprietary and integrated technology platforms. We have proprietary cloud-based technology platforms, developed and refined during more than a decade of operations and acquired through the WageWorks Acquisition, which we believe are differentiated in the marketplace for a number of key reasons:
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
Large and diversified channel access. We believe our differentiated distribution platforms provide a competitive advantage by efficiently enabling us to reach a growing consumer market. Our platforms are built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we work with Network Partners and Clients to reach consumers in addition to marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA members.

We work directly with our Network Partners and Clients to reach the consumer in various ways. Our health plan and administrator partners collectively employ thousands of sales representatives and account managers who promote both the health plan and administrators partner’s health insurance products, such as HDHPs, and our HSAs. Our Clients collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams of our Network Partners and the human resource professionals of our Clients on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners and Clients then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This personalized engagement with our members constitutes our B2B2C channel strategy.
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders. In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2021, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
States also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act ("CCPA") broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data. We expect further privacy requirements to be applicable to us as a result of the recently passed California Privacy Rights Act, as it significantly modifies the CCPA by expanding consumers’ rights with respect to certain sensitive personal information.
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
Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare benefits through the Affordable Care Act. The legislation amended various provisions in many federal laws, including the Internal Revenue Code and ERISA. The reforms included new excise taxes that incentivize employers to provide health benefits (including HSA-compatible benefits) to all full-time employees and new coverage mandates for health plans. The rules directly affect health FSAs and HRAs and have an indirect effect on HSAs. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration, including "Medicare for all" plans.
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
Geographic areas
Our sole geographic market is the U.S.
Human capital
HealthEquity is comprised of people dedicated to empowering consumers to connect health and wealth by delivering remarkable service. We refer to our culture as “DEEP Purple,” which stands for Driving Excellence, Ethics and Process while providing remarkable service to our clients and members. We believe that our DEEP Purple culture is a key differentiator that drives the success of our company through, among other things, attracting and retaining top talent. DEEP Purple is the essence of our company, and we invest a lot of time and energy to support and maintain it.
Our board of directors and its committees provide oversight on certain human capital matters. The Talent, Compensation and Culture Committee of our board of directors acts on behalf of the board to review and determine executive compensation plans, policies and programs, oversee the Company’s culture and related strategies, programs and risks, and oversee the Company’s talent management, development and retention efforts and related strategies, programs, and risks, including with respect to diversity and inclusion.
As of January 31, 2021, we had 3,001 full-time team members and 38 part-time team members, including 1,905 in service delivery, 554 in technology and development, and 580 in sales and marketing, and general and administrative positions. Our team members reside in 44 states across the United States. Of these team members, 37% were men and 63% were women, with 33% people of color. Fewer than 1% of team members did not specify gender, and 14% percent did not specify race.
We seek and collect feedback from our team members to assess engagement through our semi-annual team member engagement survey. The survey focuses on team member loyalty, engagement, and satisfaction indicators. The surveys conducted during the COVID-19 pandemic have shown positive increases in our team members’ engagement, satisfaction, and loyalty. We believe this is a result of the Company’s responsive action, transparent communication, and sense of care for their personal well-being.
Diversity and inclusion
As an employer, we celebrate the diversity of our team members and strive for consistent inclusion. We strive to make HealthEquity a place where diversity of thought, culture, orientation, identity, and experience enhance every aspect of what we do. We recognize the value of diversity and inclusion in our business practices. We believe that inclusion and equality in the workplace are key to team members feeling happier and more comfortable in their work environment and that this translates to higher productivity, increased motivation and improved performance.
As part of our diversity and inclusion ("D&I") efforts, in 2019 we established a D&I committee to support our initiatives and drive our D&I goals. Dubbed the “Created Equal Committee” – a name chosen through a team member survey – the committee seeks to reflect President Abraham Lincoln’s description of our nation as one “conceived in liberty and dedicated to the proposition that all men [and women] are created equal.”
We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations. Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire world-class diverse talent; and identifying strategic partners to accelerate our diversity and inclusion programs.
Health, Safety and Wellness
HealthEquity also seeks to ensure that team members have the working conditions they need to succeed. The health and well-being of our team members at work are foremost among our concerns. We encourage our team members to follow common sense safety practices and correct any unsafe condition or report it to their supervisor. We are committed to maintaining a safe workplace free from unlawful drugs and alcohol in accordance with applicable law and free from harassment. HealthEquity supports these measures through extensive training as well as formal grievance procedures and policies.
In response to the COVID-19 pandemic, we have prioritized the health and safety of our team members. This includes having the vast majority of our team members work from home, while implementing additional safety measures for team members continuing critical on-site work. In addition, the Company has established a conditionally based paid leave policy to support team members who have been directly impacted by COVID-19. HealthEquity has also helped team members maintain a healthy work-life balance and juggle competing needs during the pandemic by supporting flexible work schedules. HealthEquity has maintained a strong focus to support the holistic health of our team members, offering a variety of recurring sessions addressing their mental, emotional, and physical health and that of their dependents.
Equitable Pay Philosophy and Benefits
HealthEquity is proud to be a workplace where hard work is valued and rewarded. We are committed to pay equity, which is being implemented through our Total Rewards program.
Our pay philosophy is intended to foster a program that supports the Company’s mission, values, and culture. We believe that our greatest asset is our people, and our Total Rewards program is designed to attract and retain talented team members who drive the Company’s success. The program is intended to be fair and easy to understand so that all team members and their managers understand the goals and outcomes. HealthEquity strives to administer the program in a manner that is applied consistently, equitably, and free of discrimination. HealthEquity believes in sharing the financial success of the Company and rewarding individual performance through offering participation in a bonus plan to all non-commissioned team members. The bonus pool is funded based on the financial performance of the Company, and team members' performance against objectives determines the individual payouts earned.
We believe in approaching team member health holistically. Our benefits philosophy is rooted in the foundational beliefs that – first – all areas of health are intertwined, and – second – that when team members are thriving in mental, emotional, physical, social, and financial health, they are in the best position to succeed personally and provide remarkable service professionally. Accordingly, HealthEquity provides our team members a variety of comprehensive, consumer-driven healthcare medical plans offered in conjunction with generous HSA contributions from the Company, a 401(k) plan that offers Company contributions, a subsidized dental plan, voluntary vision coverage, paid maternity and parental leaves, and importantly, a holistic wellness plan that supports the continued development of our team members’ mental, physical, financial, emotional, and social health.
Talent Development
HealthEquity is dedicated to maintaining our Purple culture by helping team members succeed in their current roles and reach their ultimate career goals. We know that supporting individual career growth benefits not only our team members, but also our Company, our clients, and our members. A full 99% of the Purple team was involved in training during fiscal year 2021, logging more than 106,000 hours of training and compliance, including 85,000 hours of instructor-led training and 21,000 hours of online training. Team members logged approximately 30 hours of training on average in important areas such as the HealthEquity Code of Conduct and other compliance policies and measures.

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
Where you can find additional information
Our website is located at www.healthequity.com, and our investor relations website is located at ir.healthequity.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks relating to our business and industry
•The ongoing COVID-19 pandemic has materially impacted our business and may continue to materially impact our business.
•We may experience difficulties in integrating the operations of WageWorks into our business and in realizing the expected benefits of the WageWorks Acquisition.
•Our management has identified material weaknesses in our internal control over financial reporting in the WageWorks subsidiary that could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.
•Any diminution in, elimination of, or change in the availability of tax benefits for HSAs and other CDBs, or in the use of these accounts, would materially adversely affect us.
•If we are not successful in adapting to our rapidly evolving industry, our growth may be limited, and our business may be adversely affected.
•We may be unable to compete effectively against our current and future competitors.
•Developments in the rapidly changing healthcare industry could adversely affect our business.
•If our members do not continue to utilize our payment cards, our results of operations, business, and prospects would be materially adversely affected.

Data security, technological, and intellectual property risks
•Cyber-attacks or other privacy or data security incidents could materially adversely impact our business.
•Fraudulent and other illegal activity involving our products and services could lead to financial and reputational damage to us and reduce the use and acceptance of our products and services.
•We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our technology platforms that could lead to lost customers or harm to our reputation.
•Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected.
•Any disruption of service at our facilities or our third-party data centers could interrupt or delay our customers’ access to our products and services.
•Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products and services.
•Our technology platforms may link to or utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
•Failure to adequately protect our brands and the intellectual property rights related to our products and services, and infringement of the intellectual property rights of others, would negatively impact our business.
•If we are unable to promote our brands effectively, our business may suffer.
•Confidentiality arrangements with team members and others may not adequately prevent disclosure of trade secrets and other proprietary information.
Legal and regulatory risks
•The restatement of WageWorks’ previously issued financial results resulted in securities class action and stockholder litigation, which could have a material adverse impact on us.

•The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition, or results of operations.
•Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs and other CDBs could materially adversely affect our business.
•We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information. If we or any of our third-party vendors experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
•Changes in laws and regulations relating to interchange fees on payment card transactions could adversely affect our revenue and results of operations.
•Failure to comply with, or changes in, payment card industry, credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect us.
•We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
•If we are unable to meet or exceed the net worth test required by the IRS, we could be unable to maintain our non-bank custodian status.
Risks relating to our partners and service providers
•If our Network Partners choose to partner with other providers of, or otherwise reduce offering or cease to offer, our products and services, our business could be materially and adversely affected.
•A change in relationship with any of our bank identification number sponsors, or the failure by these sponsors to comply with certain banking regulations, could materially and adversely affect our business.
•A business failure in any of our federally insured custodial depository partners would materially and adversely affect our business.
•Replacing our third-party vendors would be difficult and disruptive to our business.
Acquisition and growth-related risks
•Our acquisition strategy may not be successful.
•We may not be able to operate, integrate, and scale our technology effectively to match our business growth.
•Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
•We may not accurately estimate the impact on our business of developing, introducing, and updating new and existing products and services.
•We may need to record write-downs from future impairments of identified intangible assets and goodwill.
Risks relating to our service and culture
•Any failure to offer high-quality customer support services could adversely affect our relationships with our members, Clients, and Network Partners and our operating results.
•We rely on our management team and key team members and our business could be harmed if we are unable to retain qualified personnel.
•If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
Financing, tax and related risks
•We may be unable to generate or obtain sufficient capital to fund our business and growth strategy.
•The terms of our credit facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.
•We may be adversely affected by interest rate changes due to the floating interest rate under our credit agreement.
•A decline in interest rate levels, including an environment of negative interest rates, may reduce our ability to earn income on our HSA Assets and Client-held funds and to attract HSA contributions.
•Legislative, regulatory, and legal developments involving taxes could adversely affect our results of operations and cash flows.

General Risk Factors
•Our ability to secure insurance may not be sufficient to cover potential liabilities.
•Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic), acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers.
•Our quarterly operating results may fluctuate significantly from period to period, which could adversely impact the value of our common stock.
•We do not intend to pay regular cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
•The exclusive forum provision in our amended and restated certificate of incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or team members.
Risks relating to our business and industry
The ongoing COVID-19 pandemic has materially impacted our business and may continue to materially impact our business.
Our business has been, and may continue to be, materially and adversely affected by the current outbreak of the COVID-19 pandemic. The Federal Reserve’s interest rate cut in response to the economic impact of the COVID-19 pandemic and other interest rate market conditions have caused interest rates to decline significantly. As a result, the funds that we place with our depository partners in this environment have been, and are likely to continue to be for the foreseeable future, placed at lower interest rates than we originally expected. In addition, stock market volatility, such as a decline in the stock market, may decrease HSA investment assets and the related fees we earn from HSA investment assets.
Our financial results related to certain of our products have also been adversely affected by the pandemic. For example, we have seen a significant decline in the use of commuter benefits and in our members' spend on healthcare, which has negatively impacted both our interchange revenue and service revenue. If the "work from home" trend continues after the pandemic, the revenue we receive from commuter benefits would continue to be negatively impacted. As the pandemic persists, some Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar defenses, which would negatively impact our financial results. As an increasing number of companies go out of business, the number of our Clients and potential Clients could be adversely affected. Increased unemployment may mean that fewer of our members utilize HSAs or other CDBs and may reduce overall demand for our products. In the event our financial results continue to be severely impacted or the impact worsens, it may make it more difficult for us to comply with the financial covenants in our credit agreement, which could result in a breach of the financial covenants and the acceleration of our outstanding debt by our lenders.
We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes, which changes require substantial time and costs for us to ensure compliance. For example, regulatory changes related to our FSA and COBRA product have created uncertainty and additional workload on our team members, which could reduce our operational efficiency and result in additional costs.
As a result of the ongoing pandemic, substantially all of our team members are working from home. Sales opportunities have been impacted by the lack of travel and in-person meetings, with some opportunities delayed and most now being held virtually. We have also had to support the open enrollment activities of our Clients virtually. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contractors that we rely on to provide our services. Our team members may be less efficient at home, and it may take additional time for us to pursue significant business initiatives. The risk of cybersecurity breaches and incidents, and the potential impact of these on our operations, is also higher while our team members log in to our network remotely.
The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and, as a result, may continue to have a material and adverse impact on our business and financial results.

We may experience difficulties in integrating the operations of WageWorks into our business and in realizing the expected benefits of the WageWorks Acquisition.
The success of the WageWorks Acquisition depends in part on our ability to realize the anticipated business opportunities from combining the operations of WageWorks with our business in an efficient and effective manner. The integration process is an expensive multi-year process that could take longer and cost more than anticipated and result in the loss of Clients.
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
Our management team and other team members are spending significant amounts of time on integration efforts, which may distract them from their other responsibilities. Integration could also disrupt each company's ongoing businesses, result in tax inefficiencies, or create inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with third parties, or our ability to achieve the anticipated benefits of the WageWorks Acquisition, and could harm our financial performance.
We may fail to fully realize the remaining anticipated net synergies from the WageWorks Acquisition. Achievement of these remaining anticipated net synergies is based on our ability to grow revenue as a combined company, the integration of the WageWorks' CDB and other offerings with our technology platforms, and realization of the targeted cost synergies expected from the WageWorks Acquisition. Actual operating, technological, strategic, and revenue opportunities, if achieved at all, may be less significant than expected or may take longer or cost more to achieve than anticipated. If we are not able to achieve these objectives and realize the remaining anticipated net synergies expected from the WageWorks Acquisition within the anticipated timing or at all, our business, financial condition, and operating results may be adversely affected.
Our management has identified material weaknesses in our internal control over financial reporting in the WageWorks subsidiary that could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management has determined that our internal control over financial reporting was not effective due to the existence of material weaknesses arising out of the WageWorks Acquisition. See Item 9A - Controls and Procedures. Until fully remediated, these material weaknesses may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. Although we have developed a plan to address the material weaknesses, we cannot provide a timeframe as to when the remediation will be completed and tested, nor can we assure you that the remediation, integration and testing process will not reveal additional material weaknesses or other deficiencies, so that our internal control over financial reporting and related disclosure controls and procedures are effective. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our credit agreement, and may be required to seek waivers or repay amounts under the credit agreement earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.
In addition to remediating existing material weaknesses, we expect that the continued integration of the WageWorks business will require modifications to our internal control systems, processes, and information systems. We cannot be certain that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition and results of operations, and the market perception thereof, may be materially adversely affected.

Any diminution in, elimination of, or change in the availability of tax benefits for HSAs and other CDBs, or in the use of these accounts, would materially adversely affect us.
Substantially all of our revenue is earned from tax-advantaged HSAs and other CDBs. Based on our experience with our customers, we believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other CDBs. If employers reduce or cease to offer HSAs or other CDB programs, if the tax benefits for these accounts are reduced or eliminated, or if the rate of adoption of these accounts decreases, our results of operations, financial condition, business, and prospects would be materially and adversely affected.
If we are not successful in adapting to our rapidly evolving industry, our growth may be limited, and our business may be adversely affected.
The market for our products and services is subject to rapid and significant change and competition. The market for administration of HSAs and other CDBs is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry and the substantial resources available to our existing and potential competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our Clients, Network Partners and members.
Our success depends to a substantial extent on the willingness of consumers to increase their use of HSAs and other CDBs, our ability to increase engagement, and our ability to demonstrate the value of our services to our existing and potential Clients, Network Partners and members. If our existing Clients, Network Partners and members do not recognize or acknowledge the benefits of our services or we do not drive engagement, then the market for our services might develop more slowly than we expect, which could adversely affect our operating results.
In addition, we have limited insight into industry or broader trends that might develop and affect our business. As such, we might make errors in predicting and reacting to relevant business, legal, and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
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
The market for our products and services is highly competitive, rapidly evolving, and fragmented. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are HSA custodians and administrators that include state or federally chartered banks, such as Webster and Optum Bank, insurance companies, well-known retail investment companies, such as Fidelity Investments, and non-bank custodians approved by the U.S. Treasury as meeting certain ownership, capitalization, expertise, and governance requirements.
We also have numerous indirect HSA administration competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to Client and Network Partner attrition, or cause us to reduce our fees; and this risk could be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. We have seen an increase in Network Partners that have decided to offer HSAs or other CDBs directly to their customers, and a continuation of this trend would significantly reduce our channel partner opportunities.
Well-known retail mutual fund companies, such as Fidelity Investments, have entered the HSA business and gained significant market share. Our market share could decline if Fidelity and other mutual fund companies continue expanding their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with these mutual fund company competitors, our results of operations, financial condition, business, and prospects could be materially adversely affected.
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
We derived 15%, 16%, and 21% of our total revenue during the fiscal years ended January 31, 2021, 2020, and 2019, respectively, from interchange fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
Data security, technological, and intellectual property risks
Cyber-attacks or other privacy or data security incidents could materially adversely impact our business.
Our proprietary technology platforms enable the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. As one of the largest providers of HSAs and other CDBs, we are an even more attractive target for cyber-attacks, which means we must continue to secure and monitor each of our technology platforms, making sure these platforms are aligned to our industry benchmark security posture.
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
A major breach of our network security and systems could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our services, an unwillingness of members, Clients, Network Partners and other data owners to provide us with their payment information, an unwillingness of members and other data owners to provide us with personal information, and harm to our reputation and brand.
In addition, security breaches could result in the loss of this sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our customers, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members, Clients and Network Partners, damage our reputation, and cause a loss of confidence in our products and services. While we have security measures in place, we have experienced data privacy incidents in the past, including several incidents in 2018. As a result, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability which could result in loss of sales and customers.
We have found that the security measures associated with some of the technology platforms used by WageWorks are not sufficient, and improving these security measures has taken and will continue to take significant resources. The continued integration of the WageWorks technology platforms with our technology platforms may create further vulnerabilities in our systems. If third parties improperly obtain and use the personal information of our customers, we may be required to expend significant resources to resolve these problems.
Because techniques used to obtain unauthorized access to or sabotage systems change frequently and are generally not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new, or increase engagement by, members, Clients and Network Partners, and subject us to third-party lawsuits, regulatory fines, contractual liability, and other action or liability, thereby harming our operating results.
Fraudulent and other illegal activity involving our products and services, including our payment cards, could lead to financial and reputational damage to us and reduce the use and acceptance of our products and services.
Criminals are using increasingly sophisticated methods to capture personal information in order to engage in illegal activities such as counterfeiting and identity theft. We rely upon third parties for some transaction processing services, data feeds, and vendors, which subjects us to risks related to the vulnerabilities of those third parties. For example, we are exposed to risks relating to the theft of payment card numbers housed in a merchant's point of sale systems if our members use our payment cards at a merchant whose systems are compromised. We may make our members whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services, or cause our Clients, members and Network Partners to cease doing business with us.
We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our technology platforms that could lead to lost customers or harm to our reputation.
We rely on certain cloud-based software licensed from third parties to run our business. This software may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in delays in the provisioning of our products and services until equivalent technology is either developed by us, or, if available, identified, obtained, and integrated, which would likely take a significant amount of time and harm our business. In addition, we have service level agreements with certain of our Clients and Network Partners for which the availability of this software is critical. Any decrease in the availability of our service as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in our incurring significant costs to implement such changes or upgrades.

Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected.
Attracting and retaining new customers requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, customers are increasingly seeking a bundled solution, encompassing a wide range of features. Accordingly, we must continue to develop new and updated applications, features, and services, and maintain existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our customers’ experience without disruption to our existing applications, features and services, or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing Clients and Network Partners. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings, products and services. These efforts may:
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
Any disruption of service at our facilities or our third-party data centers could interrupt or delay our customers’ access to our products and services.
The ability of our team members, members, Network Partners, and Clients to access our technology platforms is critical to our business. We cannot ensure that the measures we have taken will be effective to prevent or minimize interruptions to our operations. Our technology platforms are hosted by third-party data centers. Our facilities and our third-party data centers are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
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
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate test systems, and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our technology platforms and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay access to our products by members, Clients and Network Partners, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our members, Clients and Network Partners to cease doing business with us, any of which could negatively impact our financial results.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products and services.
Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver our products and services. Interruptions in our service could negatively impact our financial results, and our reputation could be damaged if our systems are viewed as unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events.
Any unscheduled interruption in our service could negatively impact our financial results. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our members, Clients and Network Partners' ability to access our technology platforms, impair the delivery of our products and services, and harm the perception of our platforms as reliable, trustworthy, and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
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
Failure to adequately protect our brands and the intellectual property rights related to our products and services, and infringement of the intellectual property rights of others, would negatively impact our business.
We believe that the HealthEquity and WageWorks brands are critical to the success of our business, and we utilize trademark registration and other means to protect these brands. Our business would be harmed if we were unable to protect our brands against infringement and the value of our brands was to decrease as a result.
We rely on a combination of trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect the intellectual property rights related to our products and services such as our technology platforms, applications and the content on our website. We also rely on intellectual property licensed from third parties. We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. As a result of any such dispute, we may have to:
•develop non-infringing technology;
•pay damages;
•enter into royalty or licensing agreements;
•cease providing certain products or services; or
•take other actions to resolve the claims.
Additionally, we have largely relied, and expect to continue to rely, on copyright, trade secret, and trademark laws, as well as generally relying on confidentiality procedures and agreements with our team members, consultants, customers, and vendors, to control access to, and distribution of, technology, software, documentation, and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, use, or distribute our technology without authorization, particularly in foreign jurisdictions where some of our intellectual property rights may not be protected by intellectual property laws. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position. U.S. copyright, trademark, and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our intellectual property and proprietary technology may become an increasingly important issue as we continue to expand our operations.
Policing unauthorized use of our intellectual property and technology is difficult and the steps we take may not prevent misappropriation of the intellectual property or technology on which we rely. If competitors are able to use our intellectual property or technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected. We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others.
The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition, and prospects.
If we are unable to promote our brands effectively, our business may suffer.
We believe that promoting our brands in an effective manner is critical to achieving widespread acceptance of our products and services, attracting new customers and strategic partners, and integrating the WageWorks business and Clients. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote our brands, or incur substantial expenses in doing so, we may fail to attract or retain a sufficient number of Clients and Network Partners necessary for us to realize a sufficient return on our brand-building efforts, to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services, or to fully and effectively integrate the WageWorks business and clients.
We currently own the web domain names www.healthequity.com and www.wageworks.com, among others, which are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the U.S. is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our brands, trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing strong branding if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.
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

In addition, proposals to implement a single payer or "Medicare for all" system in the U.S., if adopted, could have a material adverse effect on our business. The full impact of healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and may be affected by President Biden's administration and a Democratically controlled Congress. Accordingly, we are unable to predict what effect healthcare reform measures will have on our business.
Changes in applicable federal and state laws relating to the tax benefits available through tax-advantaged healthcare accounts such as HSAs and other CDBs could materially adversely affect our business.
The efforts of governmental and third-party payers to raise revenue or contain or reduce the costs of healthcare as well as legislative and regulatory proposals aimed at changing the U.S. healthcare system, which could include restructuring the tax benefits available through HSAs, HRAs, FSAs, and similar tax-advantaged healthcare accounts, may adversely affect our business, operating results, and financial condition. For example, the federal government or states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. In addition, our business, operating results, and financial condition could be negatively impacted by changes to the federal and state tax laws related to our non-healthcare CDBs, such as our commuter product. Our business is substantially dependent on the tax benefits available through HSAs and other CDBs. In addition, changes to the regulatory landscape impacting our products may require substantial time and costs for us to ensure our products are compliant. For example, regulatory changes related to our FSA and COBRA products enacted in the wake of the COVID-19 pandemic have created uncertainty and additional workload on our team members, which could reduce our operational efficiency and result in additional costs. We cannot predict if any new tax reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
The restatement of WageWorks’ previously issued financial results resulted in securities class action and stockholder litigation, which could have a material adverse impact on us.
Our subsidiary WageWorks and certain of its former directors and officers are subject to securities class action and stockholder litigation relating to its previous public disclosures. See Note 7—Commitments and contingencies of the Notes to consolidated financial statements for a description of these legal proceedings and investigations. While we have signed a term sheet to settle the securities class action, the settlement is subject to notice to class members and approval of the Court, the other stockholder litigation continues, and additional stockholder litigation was initiated subsequent to the end of the fiscal year ended January 31, 2021. These lawsuits may result in substantial liability and other adverse consequences to us. In addition, WageWorks could become subject to additional private litigation or investigations arising out of alleged misstatements in its previously issued financial statements. Our management team may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows. We have incurred and may continue to incur significant additional expenses in connection with these proceedings and investigations in order to defend this litigation and to fulfill indemnification obligations to former officers and directors of WageWorks.
We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information. If we or any of our third-party vendors experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access, and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain, and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with these privacy laws, rules, and regulations, we have experienced data privacy incidents. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. As a result of the WageWorks Acquisition, we now obtain substantially more HIPAA data than before the WageWorks Acquisition. Additionally, as we have in connection with prior security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements, and contractual obligations.

Privacy regulation has become a priority issue in many states, and as such the regulatory environment is continually changing. For example, the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020. The CCPA requires companies, such as ours, that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. We expect further privacy requirements to be applicable to us as a result of the recently passed California Privacy Rights Act, as it significantly modifies the CCPA by expanding consumers’ rights with respect to certain sensitive personal information. Other governmental authorities are also considering legislative and regulatory proposals concerning data protection.
Continued compliance with current and potential new privacy laws, rules, and regulations and meeting consumer expectations with respect to the control of personal data in a rapidly changing technology environment could result in higher compliance and technology costs for us, as well as costly penalties in the event we are deemed to not be in compliance with such laws, rules, and regulations.
Changes in laws and regulations relating to interchange fees on payment card transactions could adversely affect our revenue and results of operations.
Existing laws and regulations limit the fees or interchange rates that can be charged on payment card transactions. For example, the Federal Reserve Board has the power to regulate payment card interchange fees and has issued a rule setting a cap on the interchange fee an issuer can receive from a single payment card transaction. Our HSA-linked payment cards are exempt from this rule, although we are subject to a general requirement of reasonable compensation for services rendered. To the extent that our payment cards lose their exempt status, the interchange rates applicable to transactions involving our payment cards could be impacted, which could have a material adverse effect on our financial condition and results of operations.
Failure to comply with, or changes in, payment card industry, credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect us.
We, and the banks that issue our prepaid debit cards, are subject to Payment Card Industry Data Security Standards and Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. Failure to comply with these rules and standards could result in significant fines, other penalties, or the termination of our interchange revenue agreements. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange fees, could have a material adverse effect on our results of operations, financial condition, business, and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business, and prospects.
We are subject to complex regulation, and any compliance failures or regulatory action could adversely affect our business.
Our business, including HSAs and many of the CDBs we administer and our investment adviser and trust company subsidiaries, is subject to extensive, complex, and frequently changing federal and state laws and regulations, including IRS, Health and Human Services (“HHS”), and Department of Labor (“DOL”) regulations; ERISA, HIPAA, HITECH, and other privacy and data security regulations; the Advisers Act; state banking laws; state third-party administrator laws, and the Patient Protection and Affordable Care Act.
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
If we are unable to meet or exceed the net worth test required by the IRS, we could be unable to maintain our non-bank custodian status.
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
Risks relating to our partners and service providers
If our Network Partners choose to partner with other providers of, or otherwise reduce offering or cease to offer, our products and services, our business could be materially and adversely affected.
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
A change in relationship with any of our bank identification number sponsors, or the failure by these sponsors to comply with certain banking regulations, could materially and adversely affect our business.
We rely on a limited number of bank identification number, or BIN, sponsors in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsors enable us to link the payment cards that we offer our members to the VISA and Mastercard networks, thereby allowing our members to use our payment cards to pay for expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsors, including a significant decline in the financial condition of any of our BIN sponsors, a decline in the quality of service provided by our BIN sponsors, the inability of our BIN sponsors to comply with applicable banking and financial service regulatory requirements or industry standards, systems failure or the inability of our BIN sponsors to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering, which would materially impact our interchange revenue. In addition, we do not have long-term contracts with our BIN sponsors, and our BIN sponsors may increase the fees charged to us or terminate our relationship. If we were required to change BIN sponsors, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
A business failure in any of our federally insured custodial depository partners would materially and adversely affect our business.
As a non-bank custodian, we rely on our federally insured custodial depository partners to hold the vast majority of our custodial cash assets. If any material adverse event were to affect one of our federally insured depository partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected. If we were required to change depository partners, we could not accurately predict the success of such change or that the terms of our agreement with a new depository partner would be as favorable to us as our current agreements, especially in light of the consolidation in the banking industry, which has rendered the market for federally insured retail banking services less competitive.
Replacing our third-party vendors would be difficult and disruptive to our business.
We have entered into contracts with third-party vendors to provide critical services relating to our business, including the redesign of our technology platforms, fraud management and other customer verification services, transaction processing and settlement, telephony services, call centers and card production. In addition, WageWorks uses third-party vendors for its COBRA transaction processing and also uses one of our competitors for card processing and other services. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could harm our reputation, materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. A transition to a new vendor could take a significant amount of time and resources and, if we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, such as our payment card services, which could disrupt services to our customers and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.
Acquisition and growth-related risks
Our acquisition strategy may not be successful.
We have in the past acquired, and, as a key part of our strategy, seek to acquire or invest in, assets, businesses, products, or technologies that we believe could complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. There is no assurance that we will be successful in consummating such acquisitions, or even if consummated, realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquisition fails to meet our expectations, our operating results, business, and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of additional debt, which could adversely affect our business, results of operations, or financial condition. Even if we are successful in completing and integrating an acquisition, the acquisition may not perform as we expect or enhance the value of our business as a whole.
We may not be able to operate, integrate, and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of customers, as well as to enhance our existing products and services, attract new customers and strategic partners, offer new products and services, and continue the integration of the WageWorks business into our business, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability, and customer loss. We are currently investing in a significant modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy, and platform infrastructure. If we are unsuccessful in implementing these upgrades to our technology platforms, we may be unable to adequately meet the needs of our customers and/or implement technology-based innovation in response to a rapidly changing market, which could harm our reputation and adversely impact our business, financial condition, and results of operations.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
The continued rapid expansion and development of our business has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2021, we had approximately 5.8 million HSAs and $14.3 billion in HSA assets representing growth of 8% and 24%, respectively, from January 31, 2020. For the fiscal year ended January 31, 2021, our total revenue and Adjusted EBITDA were approximately $733.6 million and $240.8 million, respectively, which represents year-over-year annual growth rates of approximately 38% and 23%, respectively. See “Key financial and operating metrics” for the definition of Adjusted EBITDA and a reconciliation of net income, the most comparable measure under accounting principles generally accepted in the United States of America, or GAAP, to Adjusted EBITDA. Our growth strategy contemplates further increasing the number of our HSAs, CDBs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs, CDBs and HSA Assets in the past may not be indicative of the rate at which we will be able to grow in the future.
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
We may not accurately estimate the impact on our business of developing, introducing, and updating new and existing products and services.
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

We may need to record write-downs from future impairments of identified intangible assets and goodwill.
Our consolidated balance sheet includes significant intangible assets, including approximately $1.33 billion in goodwill and $767.0 million in intangible assets, together representing approximately 77% of our total assets as of January 31, 2021. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Risks relating to our service and culture
Any failure to offer high-quality customer support services could adversely affect our relationships with our members, Clients, and Network Partners and our operating results.
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing customers. Further, WageWorks uses third-party vendors for its call centers and COBRA claims and transaction processing, including certain offshore vendors for member chat service, which vendors may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard may hurt our reputation or ability to attract and retain customers.
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
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. For example, competition for qualified personnel in our field and geographic market is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly in the technology-related fields. In addition, we have experienced employee turnover as a result of the WageWorks Acquisition and expect to continue to experience employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business will be harmed.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
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
Financing, tax and related risks
We may be unable to generate or obtain sufficient capital to fund our business and growth strategy.
To fund our expanding business and growth strategy, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the revenue we earn from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. For example, our existing credit agreement may make it more challenging to incur additional debt, as it includes prohibitions against incurring additional debt without approval from our existing lenders, and other lenders may not be willing to take on the risk of adding to our existing leverage, In addition, debt financing increases expenses, may contain covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences, and privileges superior to those associated with our common stock.
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
We are party to a $1.6 billion credit agreement, which consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $1.25 billion and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350 million. The credit agreement is secured by a lien covering substantially all of our assets. The credit agreement contains customary affirmative and negative covenants, including covenants related to the following subjects: mergers and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; certain affiliate transactions; and financial performance covenants. If we default under the credit agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate the credit agreement on terms less favorable to us or to immediately cease operations. The lenders' rights to repayment would be senior to the rights of the holders of our common stock to receive any proceeds.
We may be adversely affected by interest rate changes due to the floating interest rate under our credit agreement.
Borrowings under our credit agreement bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the credit agreement. As such, our financial position may be adversely affected by fluctuations in interest rates. In addition, although the credit agreement provides an alternative mechanism for determining the applicable interest rate when LIBOR is no longer available, the interest rates we pay may be adversely affected as a result of potential disruptions in the credit market at the end of 2021 when LIBOR is scheduled to be phased out.
A decline in interest rate levels, including an environment of negative interest rates, may reduce our ability to earn income on our HSA Assets and Client-held funds and to attract HSA contributions.
We partner with our depository partners to hold our HSA Assets and other Client-held funds. We earn a significant portion of our consolidated revenue from fees we earn from our depository partners, approximately 26%, 34%, and 44% during the fiscal years ended January 31, 2021, 2020, and 2019, respectively. A decline in prevailing interest rates, such as the current low interest rate environment due to the COVID-19 pandemic, or a negative interest rate environment, has and may continue to negatively affect our business by reducing the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates on HSA Assets, our members may choose another HSA custodian. Similarly, if the value of the invested funds we hold declines, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected. Any such scenario could materially and adversely affect our business and results of operations.

Legislative, regulatory, and legal developments involving taxes could adversely affect our results of operations and cash flows.
We are subject to U.S. federal and state income, payroll, property, sales and use, and other types of taxes in numerous jurisdictions. Significant judgment is required in determining our provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes. For example, President Biden’s campaign proposals included increasing the U.S. corporate income tax rate and imposing a new alternative minimum tax on book income. If these proposals are ultimately enacted, they could materially impact our tax provision, cash tax liability and effective tax rate.
We do not collect sales and use taxes in all jurisdictions in which our customers are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. In those jurisdictions and in those cases where we do believe sales taxes are applicable, we collect and file timely sales tax returns. Currently, such sales taxes are minimal. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest, and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.
General risk factors
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
Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic), acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers.
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
Our quarterly operating results, including our revenue, gross profit, net income, and cash flows, and certain non-GAAP measures such as EBITDA and Adjusted EBITDA, may vary significantly in the future, which could cause our stock price to decline rapidly, may lead analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other unanticipated issues. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Our quarterly operating expenses and operating results may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
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
The exclusive forum provision in our amended and restated certificate of incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or team members.
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

Item 1B. Unresolved staff comments
None.
Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, and we lease additional office space in California, Arizona, Georgia, Kansas, Kentucky, New York, Texas, Missouri, and Wisconsin. We believe that our current facilities are sufficient to meet our current needs.
Item 3. Legal proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Our wholly owned subsidiary, WageWorks, is party to certain pending material litigation and other legal proceedings. Except for such matters, as of the date of this Annual Report on Form 10-K, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position. For a description of these legal proceedings, see Note 7—Commitments and contingencies of the Notes to consolidated financial statements.
Item 4. Mine safety disclosures
Not applicable.

Part II.
Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common stock is listed on the NASDAQ Global Select Market under the symbol "HQY".
Holders
As of March 22, 2021, there were 18 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from January 31, 2016 through January 31, 2021. The chart assumes $100 was invested on January 31, 2016 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph
$450
$400
$350
$300
$250
$200
$150
$100
$50
01/31/16
01/31/17
01/31/18
01/31/19
01/31/20
01/31/21
Period Ending
HQY
NASDAQ Composite
Russell 3000

Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 6. Selected financial data
Not applicable.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2021, we administered 5.8 million HSAs, with balances totaling $14.3 billion, which we call HSA Assets. During the fiscal years ended January 31, 2021 and 2020, we added approximately 0.7 million and 1.5 million new HSAs, respectively, which reflects in 2019 the WageWorks Acquisition. Also, as of January 31, 2021, we administered 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs on our platforms as Total Accounts, of which we had 12.8 million as of January 31, 2021.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through a sales force that calls on Clients directly, relationships with benefits brokers and advisors, and integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners. As of January 31, 2021, our platforms were integrated with 174 Network Partners, and we serve approximately 100,000 Clients.
We have increased our share of the growing HSA market from 4% in calendar year 2010 to 16% in 2020, measured by HSA Assets. According to Devenir, today we are the largest HSA provider by accounts and second largest by assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology is designed to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to engage consumers is enhanced by our platforms’ capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and virtual platforms. See “Key components of our results of operations” for additional information on our sources of revenue, including the adverse impacts caused by the ongoing COVID-19 pandemic.

WageWorks Acquisition
On August 30, 2019, we completed the WageWorks Acquisition and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under a new term loan facility and approximately $816.9 million of cash on hand. As a result of the WageWorks Acquisition, WageWorks Inc. became a wholly owned subsidiary of HealthEquity, Inc.
The key strategy of the WageWorks Acquisition was to enable us to increase the number of our employer sales opportunities, the conversion of these opportunities to Clients, and the value of Clients in generating members, HSA Assets and complementary CDBs. WageWorks’ historic strength of selling to employers directly and through health benefits brokers and advisors complemented our distribution through Network Partners. With WageWorks’ CDB capabilities, we provide employers with a single partner for both HSAs and other CDBs, which is preferred by the vast majority of employers according to research conducted for us by Aite Group. For Clients that partner with us in this way, we believe we can produce more value by encouraging both CDB participants to contribute to HSAs and HSA-only members to take advantage of tax savings available through other CDBs. Accordingly, we believe that there are significant opportunities to expand the scope of services that we provide to our Clients.
The WageWorks Acquisition has significantly increased the number of our Total Accounts, HSA Assets, Client-held funds, Adjusted EBITDA, total revenue, total cost of revenue, operating expenses, and other financial results. These increases impact the comparability of the period-over-period results described in this report.
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
WageWorks integration
On August 30, 2019, we completed the WageWorks Acquisition. We are continuing our multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified opportunities of approximately $80 million in annualized ongoing net synergies to be achieved by the end of the fiscal year ending January 31, 2022, of which approximately $60 million were achieved as of January 31, 2021. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader platform and service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $100 million incurred by the end of fiscal year 2022, resulting from investment in technology platforms, back-office systems and platform integration, as well as rationalization of cost of operations. As of January 31, 2021, we had incurred a total of approximately $78 million of non-recurring merger integration costs related to the WageWorks Acquisition.
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

Our client base
Our business model is based on a B2B2C distribution strategy, whereby we work with Network Partners and Clients to reach consumers to increase the number of our members with HSA accounts and complementary CDBs. We believe that there are significant opportunities to expand the scope of services that we provide to our current Clients.
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
We expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic and other market conditions that have caused interest rates to decline significantly.

Interest on our long-term debt changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe technology-based healthcare services are not a core business. Some of our direct competitors (including healthcare service companies such as United Health Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale, and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration technology and service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
As a result of the COVID-19 pandemic, we have seen an adverse impact on sales opportunities, with some opportunities delayed and most now being held virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs or other CDBs and reduce overall demand for our products. We have seen a significant decline in the use of commuter benefits due to many of our members working from home during the outbreak or other impacts from the outbreak, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend may continue after the pandemic. We have also seen a decline in interchange revenue across all other products. The extent to which the COVID-19 pandemic will negatively impact our business is highly uncertain and cannot be accurately predicted.
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

For a discussion related to key financial and operating metrics for fiscal year 2020 compared to fiscal year 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2020 Form 10-K, filed with the SEC on March 31, 2020.
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	January 31, 2021	January 31, 2020	% Change
HSAs	5,782	5,344	8%
New HSAs from sales - Quarter-to-date	370	379	(2)%
New HSAs from sales - Year-to-date	687	724	(5)%
New HSAs from acquisitions - Year-to-date	—	757	(100)%
HSAs with investments	333	220	51%
CDBs	7,028	7,437	(5)%
Total Accounts	12,810	12,781	0%
Average Total Accounts - Quarter-to-date	12,659	12,603	0%
Average Total Accounts - Year-to-date	12,604	8,013	57%
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 0.4 million, or 8%, from January 31, 2020 to January 31, 2021, due to further penetration into existing Network Partners and the addition of new Network Partners and Clients. The number of our CDBs decreased by approximately 0.4 million, or 5%, from January 31, 2020 to January 31, 2021, driven primarily by 0.8 million commuter benefit accounts that are currently suspended due to the COVID-19 pandemic and associated local government restrictions around the country. The suspended commuter accounts continue to be administered on our platform and can be reinstated at any time. We chose to exclude the suspended commuter accounts from our account totals because they are currently not generating revenue for the Company.
HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

(in millions, except percentages)	January 31, 2021	January 31, 2020	% Change
HSA cash with yield (1)	$9,875	$8,301	19%
HSA cash without yield (2)	244	383	(36)%
Total HSA cash	10,119	8,684	17%
HSA investments with yield (1)	4,078	2,495	63%
HSA investments without yield (2)	138	362	(62)%
Total HSA investments	4,216	2,857	48%
Total HSA Assets	14,335	11,541	24%
Average daily HSA cash with yield - Year-to-date	8,599	6,937	24%
Average daily HSA cash with yield - Quarter-to-date	$9,060	$7,791	16%
(1)HSA Assets that generate custodial revenue.
(2)HSA Assets that do not generate custodial revenue.
Our HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) cash deposits, which are deposits with our Depository Partners or other custodians, (ii) custodial cash deposits invested in annuity contracts with our insurance company partners, and (iii) investments in mutual funds through our custodial investment fund partners. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. Measuring our HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
Total HSA cash increased by $1.4 billion, or 17%, from January 31, 2020 to January 31, 2021, due primarily to HSA contributions, new HSAs, and decreased spending per HSA, partially offset by transfers to HSA investments.
Our HSA investment assets increased by $1.4 billion, or 48%, from January 31, 2020 to January 31, 2021, due primarily to transfers from HSA cash and appreciation of invested balances.

Our total HSA Assets increased by 2.8 billion, or 24%, from January 31, 2020 to January 31, 2021, due primarily to HSA contributions, new HSAs, decreased spending per HSA, and appreciation of invested balances.
Client-held funds

(in millions, except percentages)	January 31, 2021	January 31, 2020	% Change
Client-held funds (1)	$986	$779	27%
Average daily Client-held funds - Year-to-date (1)	847	382	122%
Average daily Client-held funds - Quarter-to-date (1)	848	727	17%
(1)Client-held funds that generate custodial revenue.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2021	2020
Net income	$8,834	$39,664
Interest income	(1,045)	(5,905)
Interest expense	34,881	24,772
Income tax provision (benefit)	(4,694)	3,491
Depreciation and amortization	39,839	20,648
Amortization of acquired intangible assets	76,064	34,704
Stock-based compensation expense	42,863	30,107
Merger integration expenses (1)	45,990	32,111
Acquisition costs (2)	1,118	40,810
Gain on marketable equity securities	—	(27,760)
Other (3)	(3,055)	3,811
Adjusted EBITDA	$240,795	$196,453
(1)For the fiscal year ended January 31, 2020, merger integration expenses included $1.6 million of stock-based compensation expense related to post-WageWorks Acquisition integration activities.
(2)For the fiscal year ended January 31, 2020, acquisition costs included $13.7 million of stock-based compensation expense related to awards that were accelerated in connection with the WageWorks Acquisition.
(3)For the fiscal year ended January 31, 2021, Other consisted of amortization of incremental costs to obtain a contract of $2.0 million, offset by other income, net, of $5.1 million. For the fiscal year ended January 31, 2020, Other consisted of amortization of incremental costs to obtain a contract of $1.9 million and other costs of $1.9 million.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2021	2020	% Change
Adjusted EBITDA	$240,795	$196,453	23%
As a percentage of revenue	33%	37%

Our Adjusted EBITDA increased by $44.3 million, or 23%, from $196.5 million for the fiscal year ended January 31, 2020 to $240.8 million for the fiscal year ended January 31, 2021. The increase in Adjusted EBITDA was driven by the inclusion of WageWorks' results of operations for the full period, increased efficiency, and the overall growth of our business.
Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
WageWorks Acquisition
As the WageWorks Acquisition closed on August 30, 2019, WageWorks' results of operations are included in our consolidated results of operations for the fiscal year ended January 31, 2021, but are only included in our consolidated results of operations for approximately five months out of the fiscal year ended January 31, 2020. In addition, the results of operations attributable to WageWorks may not be directly comparable to WageWorks' results of operations reported by WageWorks prior to the WageWorks Acquisition.
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
Custodial revenue.    We earn custodial revenue primarily from our HSA Assets deposited with our Depository Partners and with our insurance company partners, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022.
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
Merger integration.    Merger integration expenses include personnel and related expenses, including severance, professional fees, and facilities and technology expenses directly related to integration activities to merge operations as a result of the WageWorks Acquisition. Merger integration expenses for the year ended January 31, 2021 also include the estimated net cost to settle a legal matter related to the WageWorks Acquisition described in Note 7—Commitments and contingencies.
Interest expense
Interest expense consists of accrued interest expense and amortization of deferred financing costs associated with our credit agreement. Interest on our long-term debt changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other income (expense), net
Other income (expense), net, primarily consists of acquisition costs, gains and losses on marketable equity securities, non-income-based taxes, a gain resulting from a legal matter described in Note 7—Commitments and contingencies, and interest income earned on corporate cash.
Income tax provision (benefit)
As of December 31, 2019, we were subject to federal and state income taxes in the United States based on a calendar tax year-end; however, beginning January 31, 2020, we began reporting federal and state income taxes using a January 31 year-end, consistent with our financial reporting fiscal year. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2021, we have recorded an overall net deferred tax liability.
The Company evaluates its tax positions in accordance with ASC 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.
Results of operations
Impact of WageWorks Acquisition
The comparability of our operating results is impacted by the WageWorks Acquisition on August 30, 2019. As the WageWorks Acquisition closed on August 30, 2019, WageWorks' results of operations are included in our consolidated results of operations for the entire fiscal year ended January 31, 2021, but are only included in our consolidated results of operations for approximately five months during the fiscal year ended January 31, 2020. Revenue and expense attributable to WageWorks generally is not separately identifiable due to the integration of WageWorks into our existing operations.
For a discussion related to the results of operations and liquidity and capital resources for fiscal year 2020 compared to fiscal year 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2020 Form 10-K, filed with the SEC on March 31, 2020.
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2021	2020	$ change	% change
Service revenue	$430,966	$262,868	$168,098	64%
Custodial revenue	190,933	181,892	9,041	5%
Interchange revenue	111,671	87,233	24,438	28%
Total revenue	$733,570	$531,993	$201,577	38%
Service revenue. The $168.1 million, or 64%, increase in service revenue was primarily due to the inclusion for the full period of service revenue associated with the CDBs added through the WageWorks Acquisition, partially offset by the negative impact of the COVID-19 pandemic on service revenues related to commuter benefits and other CDBs.
Custodial revenue. The $9.0 million, or 5%, increase in custodial revenue was primarily due to an increase in the average daily balance of HSA cash with yield of $1.7 billion, or 24%. The increase was partially offset by a decrease in yield from 2.44% for the fiscal year ended January 31, 2020 to 2.06% for the fiscal year ended January 31, 2021, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic and due to the lower yield on HSA cash with yield added through the WageWorks Acquisition.
We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. This cash is being placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $24.4 million, or 28%, increase in interchange revenue was primarily due to the inclusion for the full period of interchange revenue associated with the CDBs added through the WageWorks Acquisition and an increased average interchange rate. The increase was partially offset by a decrease in spend per CDB, primarily with respect to FSA and commuter benefit accounts, as well as lower healthcare spending partially attributable to the restrictions imposed by local governments around the country in connection with the COVID-19 pandemic.
Total revenue. Total revenue increased by $201.6 million, or 38%, primarily due to the inclusion for the full period of WageWorks' results of operations and related realized net revenue synergies.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by the COVID-19 pandemic, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly, which reduces the yield on funds placed with our Depository Partners in this environment. Sales opportunities have also been impacted, with some opportunities delayed and most now being held virtually. In addition, we are required to support our Clients' open enrollment activities virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs or other CDBs. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third party contracts that we rely on to provide our services. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak and other impacts from the outbreak, and the "work from home" trend may continue after the pandemic. Clients may be unable to pay fees required under contracts and exercise "force majeure" or similar defenses, which would negatively impact our financial results. The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2021	2020	$ change	% change
Service costs	$280,214	$170,863	$109,351	64%
Custodial costs	19,574	17,563	2,011	11%
Interchange costs	18,448	17,658	790	4%
Total cost of revenue	$318,236	$206,084	$112,152	54%
Service costs. The $109.4 million, or 64%, increase in service costs was primarily due to the inclusion for the full period of WageWorks' results of operations and the resulting higher volume of accounts being serviced, including additional hiring of personnel to implement and support our new Network Partners, Clients, and HSAs, increases in stock-based compensation expense, and increases in other expenses.
Custodial costs. The $2.0 million, or 11%, increase in custodial costs was due to an increase in the average daily balance of HSA cash with yield, which increased from $6.9 billion for the fiscal year ended January 31, 2020 to $8.6 billion for the fiscal year ended January 31, 2021. The increase was partially offset by a lower average interest rate paid on HSA cash with yield, which decreased from 0.22% for the fiscal year ended January 31, 2020 to 0.19% for the fiscal year ended January 31, 2021.
Interchange costs. The $0.8 million, or 4%, increase in interchange costs was primarily due to an overall increase in average Total Accounts, which increased primarily due to the inclusion for the full period of accounts added through the WageWorks Acquisition, partially offset by a decrease in card spend per account as a result of the local government restrictions in response to the COVID-19 pandemic.
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
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2021	2020	$ change	% change
Sales and marketing	$49,964	$43,951	$6,013	14%
Technology and development	124,809	77,576	47,233	61%
General and administrative	84,493	60,561	23,932	40%
Amortization of acquired intangible assets	76,064	34,704	41,360	119%
Merger integration	45,990	32,111	13,879	43%
Total operating expenses	$381,320	$248,903	$132,417	53%

Sales and marketing. The $6.0 million, or 14%, increase in sales and marketing expenses was primarily due to the inclusion for the full period of WageWorks' results of operations, which resulted in increased staffing, increases in other expenses, and higher stock-based compensation expense, partially offset by increased efficiencies.
We expect our sales and marketing expenses to increase for the foreseeable future as we focus on our cross-selling program and marketing campaigns. On an annual basis, we expect our sales and marketing expenses to increase as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $47.2 million, or 61%, increase in technology and development expenses was primarily due to the inclusion for the full period of WageWorks' results of operations, which resulted in increased personnel-related expense, increases in professional fees, increased stock-based compensation expense, increases in amortization and depreciation, and other increases, which were partially offset by increases in capitalized development and operating efficiencies.
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
General and administrative. The $23.9 million, or 40%, increase in general and administrative expenses was primarily due to the inclusion for the full period of WageWorks' results of operations, which resulted in increased personnel-related expense, increases in professional fees, and increased stock-based compensation expense, partially offset by increased efficiencies.
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
Amortization of acquired intangible assets. The $41.4 million increase in amortization of acquired intangible assets was due to the inclusion for the full period of amortization related to identified intangible assets acquired through the WageWorks Acquisition.
Merger integration. The $46.0 million in merger integration expense for the fiscal year ended January 31, 2021 was due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology and facilities expenses directly related to the WageWorks Acquisition, and the estimated net cost to settle a legal matter as described in Note 7—Commitments and contingencies. We expect integration expenses totaling approximately $100 million in the aggregate to be incurred by the end of fiscal year 2022. As of January 31, 2021, we had incurred a total of approximately $78 million of non-recurring merger integration costs related to the WageWorks Acquisition.
Interest expense
The $34.9 million in interest expense for the fiscal year ended January 31, 2021 consists primarily of interest accrued under our term loan facility and amortization of financing costs. We expect interest expense to decrease as a result of the principal repayments under our term loan facility.
Other income (expense), net
The change in other income (expense), net, from expense of $9.1 million during the fiscal year ended January 31, 2020 to income of $5.0 million during the fiscal year ended January 31, 2021 was primarily due to a $39.7 million decrease in acquisition costs and a $27.8 million non-recurring gain in connection with our equity investment in WageWorks during the fiscal year ended January 31, 2020. The remainder of the change was due to a non-recurring gain of $6.8 million in connection with a legal matter during the fiscal year ended January 31, 2021, a $4.9 million decrease in interest income, and a $0.3 million decrease in other expenses.

Income tax provision (benefit)
For the fiscal years ended January 31, 2021 and 2020, we recorded an income tax benefit of $4.7 million and an income tax provision of $3.5 million, respectively. The decrease in income tax provision was primarily the result of an increase in excess tax benefits on stock-based compensation expense, deferred tax rate adjustments due to merger integration, and research and development credits recognized in the provision for income taxes relative to our pre-tax income.
The Company’s effective income tax rate for the fiscal years ended January 31, 2021 and 2020 was an effective income tax benefit rate of 113.4% and an effective income tax expense rate of 8.1%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The decrease in the effective tax rate for the fiscal year ended January 31, 2021 was primarily due to an increase in excess tax benefits on stock-based compensation expense, deferred tax rate adjustments due to merger integration, and research and development credits recognized in the provision for income taxes relative to our pre-tax income.
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
Liquidity and capital resources
Cash and cash equivalents overview
Our principal sources of liquidity are our current cash and cash equivalents balances, collections from our service, custodial and interchange revenue activities, and availability under our revolving credit facility described below. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, payments under our term loan facility, and capital expenditures.
As of January 31, 2021 and January 31, 2020, cash and cash equivalents were $328.8 million and $191.7 million, respectively. Cash and cash equivalents as of January 31, 2021 included $286.8 million of net proceeds we received from our follow-on public offering in July 2020 from the sale of 5,290,000 shares of our common stock, partially offset by $200 million used to prepay long-term debt. It does not include $456.7 million of net proceeds we received from our follow-on public offering in February and March 2021.
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
In July 2020, we closed a follow-on public offering of 5,290,000 shares of common stock at a public offering price of $56.00 per share, less the underwriters' discount. We received net proceeds of $286.8 million after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of $0.6 million.
Our credit agreement includes a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. We were in compliance with all covenants under the credit agreement as of January 31, 2021, and for the period then ended.
Use of cash
We used a portion of the net proceeds from the follow-on public offering in July 2020 to prepay $200 million under our term loan facility, with the remaining proceeds to be used for general corporate purposes, which may include additional prepayments under our term loan facility or potential acquisitions.
Capital expenditures for the fiscal years ended January 31, 2021 and 2020 were $64.6 million and $32.9 million, respectively. We expect to continue our current level of increased capital expenditures during the fiscal year ending January 31, 2022 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$181,619	$105,010
Net cash used in investing activities	$(96,964)	$(1,740,494)
Net cash provided by financing activities	$52,422	$1,465,735
Increase (decrease) in cash and cash equivalents	137,077	(169,749)
Beginning cash and cash equivalents	191,726	361,475
Ending cash and cash equivalents	$328,803	$191,726
Cash flows from operating activities. Net cash provided by operating activities during the fiscal year ended January 31, 2021 resulted from net income of $8.8 million, plus depreciation and amortization expense of $115.9 million, stock-based compensation expense of $42.9 million, amortization of debt issuance costs of $5.1 million, and other non-cash items and working capital changes totaling $8.9 million.
Net cash provided by operating activities during the fiscal year ended January 31, 2020 resulted from net income of $39.7 million, plus depreciation and amortization expense of $55.4 million, stock-based compensation expense of $39.8 million, and amortization of debt issuance costs of $2.7 million, partially offset by gains on marketable equity securities of $27.6 million and other non-cash items and working capital changes totaling $5.0 million.
Cash flows from investing activities. Cash used in investing activities during the fiscal year ended January 31, 2021 resulted from $51.5 million in software and capitalized software development, $32.4 million in acquisitions of intangible member assets, and $13.1 million in purchases of property and equipment.
Cash used in investing activities during the fiscal year ended January 31, 2020 resulted from $1.64 billion used in the WageWorks Acquisition, $53.8 million in purchases of marketable equity securities, $25.7 million in software and capitalized software development, $9.1 million in acquisitions of intangible member assets, and $7.3 million in purchases of property and equipment.
Cash flows from financing activities. Net cash provided by financing activities during the fiscal year ended January 31, 2021 resulted from $286.8 million of net proceeds from our July 2020 follow-on public offering of 5,290,000 shares of common stock and the exercise of stock options of $8.6 million. These items were partially offset by $239.1 million of principal payments on our long-term debt and $3.9 million used in the settlement of Client-held funds obligations.
Net cash provided by financing activities during the fiscal year ended January 31, 2020 resulted from net borrowings of $1.22 billion under our term loan facility, net proceeds of $458.5 million from the sale of 7,762,500 shares of our common stock in our July 2019 follow-on offering, and the exercise of stock options of $11.3 million. These items were partially offset by $215.8 million of cash used to settle Client-held funds obligations.
Contractual obligations
Our contractual obligations consist of commitments under operating leases, our credit agreement, and other non-cancellable agreements. See Note 7—Commitments and contingencies for additional information about our contractual obligations.
Off-balance sheet arrangements
As of January 31, 2021, other than outstanding letters of credit issued under our revolving credit facility, we do not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our consolidated balance sheets.
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
Capitalized software development costs
We account for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification, or ASC, 350-40, Internal-Use Software. Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred that are directly attributable to developing or obtaining software for internal use incurred in the application development stage are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.
Valuation of long-lived assets including goodwill, intangible assets and estimated useful lives
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2021, no impairment of goodwill has been identified.
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
Income taxes
We account for income taxes and the related accounts under the asset and liability method as set forth in ASC 740, Income Taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years.
We use the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes. We have also elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision or benefit recorded within the consolidated statement of operations and comprehensive income. Also, we use the portfolio approach in releasing income tax effects from accumulated other comprehensive income.
We recognize the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. We recognize interest and penalties, if any, related to unrecognized tax benefits as a component of other income (expense), net in the consolidated statements of operations and comprehensive income. Changes in facts and circumstances could have a material impact on our effective tax rate and results of operations.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the financial statements included in this Form 10-K for further discussion.

Item 7A. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the fiscal years ended January 31, 2021, 2020, and 2019, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of January 31, 2021 were $328.8 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of January 31, 2021 was $72.8 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk is highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. Our HSA Assets consists of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2021, we had HSA Assets of approximately $14.3 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. The contract terms typically range from three to five years and have either fixed or variable interest rates. As our HSA Assets increase and existing contracts expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among Depository Partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Our Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2021, we had Client-held funds of $986 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2021, we had unrestricted cash and cash equivalents of $328.8 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. At January 31, 2021, we had $1.00 billion outstanding under our term loan facility and no amounts drawn under our revolving credit facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and revolving credit facility is variable and was 1.87% at January 31, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at January 31, 2021 would result in approximately $9.9 million of additional interest expense over the next 12 months.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to the following as the WageWorks subsidiary: (i) did not have an effective risk assessment as it did not sufficiently identify and analyze risks arising from changes in the business environment, including risks arising in connection with the integration of acquisitions and financial system implementations, (ii) did not have effective information and communication as it did not establish cross-functional procedures and policies necessary to support the functioning of internal control over financial reporting, and (iii) did not have effective monitoring as it did not implement effective monitoring controls that were responsive to changes in the business or the timely remediation of identified control deficiencies. The material weaknesses in risk assessment, information and communication and monitoring at the WageWorks subsidiary contributed to additional material weaknesses as the WageWorks subsidiary: (a) had inadequate process level and monitoring controls in the area of accounting close and financial reporting specifically, but not exclusively, around the review of account reconciliations, completeness and accuracy of data material to financial reporting, accounting estimates and related cut-off, the establishment, review, and implementation of accounting policies, and the review of the accuracy and completeness of certain manual and complex data feeds into journal entries and reconciliations of high-volume standard transactions, (b) did not have effective controls around the contract-to-cash life cycle of service fees, including ineffective process level controls around billing set-up during customer implementation, managing change to existing customer billing terms and conditions, timely termination of customers, implementing complex and/or non-standard billing arrangements that require manual intervention or manual controls for billing to customers, processing timely adjustments, lack of robust, established and documented policies to assess collectability and reserve for revenue, bad debts and accounts receivable, availability of customer contracts, and reviews of non-standard contracts, and (c) did not have effective controls related to information technology general controls (ITGCs) in the areas of logical access and change-management over certain information technology systems that supported its financial reporting processes. WageWorks' business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended January 31, 2020.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
WageWorks, Inc. Service Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company's primary sources of revenue are service, custodial, and interchange revenue. The Company’s service revenue was $431 million for the year ended January 31, 2021, of which a significant portion relates to WageWorks, Inc. To generate service revenue, the Company hosts its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.

The principal consideration for our determination that performing procedures relating to WageWorks, Inc. service revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition in consideration of the material weaknesses identified by the Company in WageWorks, Inc.’s internal control environment relating to risk assessment, information and communication, and monitoring as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section above.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of service revenue for a sample of revenue transactions by obtaining confirmation from customers or obtaining and inspecting source documents, including invoices, sales contracts, and cash receipts.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 31, 2021
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated Balance Sheets

(in thousands, except par value)	January 31, 2021	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$328,803	$191,726
Accounts receivable, net of allowance for doubtful accounts of $4,239 and $1,216 as of January 31, 2021 and 2020, respectively	72,767	70,863
Other current assets	58,607	34,711
Total current assets	460,177	297,300
Property and equipment, net	29,106	33,486
Operating lease right-of-use assets	89,508	83,178
Intangible assets, net	767,003	783,279
Goodwill	1,327,193	1,332,631
Deferred tax asset	—	18
Other assets	37,420	35,089
Total assets	$2,710,407	$2,564,981
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,614	$3,980
Accrued compensation	50,670	50,121
Accrued liabilities	75,880	46,372
Current portion of long-term debt	62,500	39,063
Operating lease liabilities	14,037	12,401
Total current liabilities	204,701	151,937
Long-term liabilities
Long-term debt, net of issuance costs	924,217	1,181,615
Operating lease liabilities, non-current	74,224	68,017
Other long-term liabilities	8,808	2,625
Deferred tax liability	119,729	130,492
Total long-term liabilities	1,126,978	1,382,749
Total liabilities	1,331,679	1,534,686
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 77,168 and 71,051 shares issued and outstanding as of January 31, 2021 and 2020, respectively	8	7
Additional paid-in capital	1,158,372	818,774
Accumulated earnings	220,348	211,514
Total stockholders’ equity	1,378,728	1,030,295
Total liabilities and stockholders’ equity	$2,710,407	$2,564,981
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year ended January 31,
(in thousands, except per share data)	2021	2020	2019
Revenue
Service revenue	$430,966	$262,868	$100,564
Custodial revenue	190,933	181,892	126,178
Interchange revenue	111,671	87,233	60,501
Total revenue	733,570	531,993	287,243
Cost of revenue
Service costs	280,214	170,863	76,858
Custodial costs	19,574	17,563	14,124
Interchange costs	18,448	17,658	15,068
Total cost of revenue	318,236	206,084	106,050
Gross profit	415,334	325,909	181,193
Operating expenses
Sales and marketing	49,964	43,951	29,498
Technology and development	124,809	77,576	35,057
General and administrative	84,493	60,561	33,039
Amortization of acquired intangible assets	76,064	34,704	5,929
Merger integration	45,990	32,111	—
Total operating expenses	381,320	248,903	103,523
Income from operations	34,014	77,006	77,670
Other expense
Interest expense	(34,881)	(24,772)	(270)
Other income (expense), net	5,007	(9,079)	(1,582)
Total other expense	(29,874)	(33,851)	(1,852)
Income before income taxes	4,140	43,155	75,818
Income tax provision (benefit)	(4,694)	3,491	1,919
Net income and comprehensive income	$8,834	$39,664	$73,899
Net income per share:
Basic	$0.12	$0.59	$1.20
Diluted	$0.12	$0.58	$1.17
Weighted-average number of shares used in computing net income per share:
Basic	74,235	67,026	61,836
Diluted	75,679	68,453	63,370
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated compre- hensive loss	Accumulated earnings	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2018	60,825	$6	$261,237	$(269)	$85,300	$346,274
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	1,621	—	22,929	—	—	22,929
Stock-based compensation	—	—	21,057	—	—	21,057
Cumulative effect from adoption of ASC 606	—	—	—	—	13,007	13,007
Cumulative effect from adoption of ASU 2016-01	—	—	—	269	(356)	(87)
Net income	—	—	—	—	73,899	73,899
Balance as of January 31, 2019	62,446	$6	$305,223	$—	$171,850	$477,079
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	842	—	11,438	—	—	11,438
Other issuance of common stock	7,763	1	462,269	—	—	462,270
Stock-based compensation	—	—	39,844	—	—	39,844
Net income	—	—	—	—	39,664	39,664
Balance as of January 31, 2020	71,051	$7	$818,774	$—	$211,514	$1,030,295
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	827	—	9,956	—	—	9,956
Other issuance of common stock	5,290	1	286,779	—	—	286,780
Stock-based compensation	—	—	42,863	—	—	42,863
Net income	—	—	—	—	8,834	8,834
Balance as of January 31, 2021	77,168	$8	$1,158,372	$—	$220,348	$1,378,728
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows

	Year ended January 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$8,834	$39,664	$73,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,904	55,352	18,185
Stock-based compensation	42,863	39,844	21,057
Amortization of debt issuance costs	5,102	2,711	60
(Gains) losses on marketable equity securities	—	(27,570)	103
Other non-cash items	1,753	728	676
Deferred taxes	(5,132)	3,665	408
Changes in operating assets and liabilities:
Accounts receivable	(413)	(4,029)	(4,066)
Other assets	(24,839)	(12,577)	(5,799)
Operating lease right-of-use assets	11,150	6,218	—
Accrued compensation	771	4,550	4,432
Accounts payable, accrued liabilities, and other current liabilities	30,422	1,920	3,894
Operating lease liabilities, non-current	(10,803)	(5,383)	—
Other long-term liabilities	6,007	(83)	573
Net cash provided by operating activities	181,619	105,010	113,422
Cash flows from investing activities:
Purchases of property and equipment	(13,093)	(7,286)	(3,869)
Purchases of software and capitalized software development costs	(51,500)	(25,654)	(9,978)
Acquisition of intangible member assets	(32,371)	(9,134)	(1,195)
Acquisitions, net of cash acquired	—	(1,644,575)	—
Purchases of marketable securities	—	(53,845)	(728)
Proceeds from sale of marketable securities	—	—	41,422
Net cash provided by (used in) investing activities	(96,964)	(1,740,494)	25,652
Cash flows from financing activities:
Proceeds from follow-on equity offering, net of payments for offering costs	286,779	458,495	—
Principal payments on long-term debt	(239,063)	(7,813)	—
Proceeds from long-term debt	—	1,250,000	—
Payment of debt issuance costs	—	(30,504)	—
Settlement of client-held funds obligation	(3,862)	(215,790)	—
Proceeds from exercise of common stock options	8,568	11,347	22,929
Net cash provided by financing activities	52,422	1,465,735	22,929
Increase (decrease) in cash and cash equivalents	137,077	(169,749)	162,003
Beginning cash and cash equivalents	191,726	361,475	199,472
Ending cash and cash equivalents	$328,803	$191,726	$361,475
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended January 31,
(in thousands)	2021	2020	2019

Supplemental cash flow data:
Interest expense paid in cash	$27,686	$21,806	$203
Income tax payments (refunds), net	(6,022)	9,277	587
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable or accrued liabilities	160	487	37
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	1,930	1,742	200
Decrease in goodwill due to measurement period adjustments, net	5,438	—	—
Exercise of common stock options receivable	1,478	—	—
Equity-based acquisition consideration	—	3,776	—
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
In February 2006, HealthEquity received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders. On July 24, 2017, HealthEquity received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian according to Treasury Regulations section 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than the sum of 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the consolidated financial statements, except for the new accounting pronouncements adopted during the fiscal year ended January 31, 2021, as described below.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Acquisition of WageWorks, Inc.
On August 30, 2019, HealthEquity closed the acquisition of WageWorks, Inc. (the “WageWorks Acquisition”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), for $51.35 per share in cash, or approximately $2.0 billion to WageWorks stockholders.
As a result of the WageWorks Acquisition, HealthEquity gained access to more of the HSA market by expanding its direct distribution to employers and benefits advisors as a single source provider of HSAs and other CDBs, including flexible spending accounts, health reimbursement arrangements, Consolidated Omnibus Budget Reconciliation Act ("COBRA") administration, commuter and other benefits.
Follow-on equity offering
In July 2020, the Company closed a follow-on public offering of 5,290,000 shares of common stock at a public offering price of $56.00 per share, less the underwriters' discount. The Company received net proceeds of $286.8 million after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of $0.6 million. The Company used $200.0 million of such proceeds to repay debt under its term loan facility.
Principles of consolidation
The consolidated financial statements include the accounts of HealthEquity and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Accounts receivable
On February 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments using the modified retrospective transition method. Accounts receivable represent monies due to the Company for monthly service revenue, custodial revenue and interchange revenue. The Company maintains an allowance for doubtful accounts to reserve for expected credit losses from trade receivables considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including macroeconomic variables, the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition.
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
Leases
The Company adopted ASU 2016-02, Leases (codified as "ASC 842") on February 1, 2019 using the modified retrospective transition method with the adoption date as the date of initial application. Consequently, prior period balances and disclosures have not been restated.
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
We account for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred during the application development stage that are directly attributable to developing or obtaining software for internal use are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.
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
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Costs to obtain a contract. ASC 606, Revenue from contracts with customers, requires capitalizing the costs of obtaining a contract when those costs are expected to be recovered.
In order to determine the amortization period for sales commissions contract costs, the Company applied the portfolio approach. Accordingly, the amortization period of the assets has been determined to be the average economic life of an HSA or other CDB relationship, which is estimated to be 15 years and 7 years, respectively. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income. The Company has applied the practical expedient which allows an entity to account for incremental costs of obtaining a contract at a portfolio level. The Company has also applied the practical expedient to recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
Performance obligations. ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria.
Service revenue. The Company hosts its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
Custodial revenue. The Company deposits HSA assets and Client-held funds at federally insured custodial depository partners, which we refer to as our Depository Partners, and investment assets with an investment partner. The deposit of funds represents a service that is simultaneously received and consumed by our Depository Partners and investment partner. The Company recognizes custodial revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for the service, each month based on the amount received by its custodial partners and investment partners.
Interchange revenue. The Company satisfies its interchange performance obligation each time payments are made with its cards via payment networks. The Company recognizes interchange revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for the service, in the month the payment transaction occurs.
Contract balances. The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied.
Significant judgments. The Company makes no significant judgments in determining the amount or timing of revenue recognition. The Company has estimated the average economic life of an HSA or CDB member relationship, which has been determined to be the amortization period for the capitalized sales commissions contract costs.
Cost of revenue
The Company incurs cost of revenue related to servicing member accounts, managing customer and partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, new member and participant supplies, and other operating costs of the member account servicing departments. Other components of the Company’s cost of revenue include interest retained by members on custodial assets held and interchange costs incurred in connection with processing card transactions initiated by members.
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
For stock-based awards with performance conditions, the Company evaluates the probability of achieving the performance criteria and of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and the requisite service period. For awards with performance conditions, compensation expense is recognized using the graded-vesting attribution method in accordance with the provisions of ASC 718, Compensation—Stock Compensation ("Topic 718"). Compensation expense related to stock-based awards with market conditions is recorded on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied.
Upon the exercise of a stock option or release of an RSU/RSA, common shares are issued from authorized, but not outstanding, common stock.
Interest Expense
Interest expense consists of accrued interest expense and amortization of deferred financing costs associated with our credit agreement.
Income tax provision (benefit)
The Company accounts for income taxes and the related accounts under the asset and liability method as set forth in ASC 740, Income Taxes. Under this method, current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for net operating losses, and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided for when it is more likely than not that some or all of the deferred tax assets may not be realized in future years. After weighing both the positive and negative evidence, the Company has recorded a valuation allowance with respect to realized capital losses for which the Company does not expect to generate capital gains in order to utilize the capital losses in the future. The Company believes that it is more likely than not that all other deferred tax assets will be realized as of January 31, 2021. The Company uses the tax law ordering approach of intraperiod allocation in determining when excess tax benefits have been realized for provisions of the tax law that identify the sequence in which those amounts are utilized for tax purposes.
The Company has elected to exclude the indirect tax effects of share-based compensation deductions in computing the income tax provision or benefit recorded within the consolidated statement of operations and comprehensive income. Also, the Company uses the portfolio approach in releasing income tax effects from accumulated other comprehensive income. The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of other income (expense), net in the consolidated statements of operations and comprehensive income. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.
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
Acquisition-related expenses incurred in conjunction with the acquisition of a business are recognized in earnings in the period in which they are incurred and are included in other income (expense), net on the consolidated statements of operations and comprehensive income.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates for the allowance for doubtful accounts, capitalized software development costs, evaluating goodwill and long-lived assets for impairment, useful lives of property and equipment and intangible assets, accrued compensation, accrued liabilities, grant date fair value of stock options and performance restricted stock units and restricted stock awards, and income taxes. Actual results could differ from those estimates.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost be presented at the net amount expected to be collected. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard as of February 1, 2020 using the modified retrospective transition method. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the new standard as of February 1, 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The Company adopted the new standard as of February 1, 2020. The Company retrospectively adopted the provision related to the classification of taxes partially based on income, and prospectively adopted the provisions related to intraperiod tax allocation and interim recognition of enactment of tax laws. The adoption of this standard did not have a material effect on the Company’s current- or prior-period consolidated financial statements.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Year ended January 31,
(in thousands, except per share data)	2021	2020	2019
Numerator (basic and diluted):
Net income	$8,834	$39,664	$73,899
Denominator (basic):
Weighted-average common shares outstanding	74,235	67,026	61,836
Denominator (diluted):
Weighted-average common shares outstanding	74,235	67,026	61,836
Weighted-average dilutive effect of stock options and restricted stock units	1,444	1,427	1,534
Diluted weighted-average common shares outstanding	75,679	68,453	63,370
Net income per share:
Basic	$0.12	$0.59	$1.20
Diluted	$0.12	$0.58	$1.17
For the fiscal years ended January 31, 2021, 2020 and 2019, 0.6 million, 0.3 million, and 0.1 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Business combination
WageWorks Acquisition
On August 30, 2019, the Company closed the WageWorks Acquisition for $51.35 per share in cash, or $2.0 billion to WageWorks stockholders. The Company financed the transaction through a combination of $816.9 million cash on hand plus net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.5 million, under a term loan facility (see Note 8—Indebtedness).
The WageWorks Acquisition was accounted for under the acquisition method of accounting for business combinations. Consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and was subject to adjustment during the measurement period (up to one year from the acquisition date). The purchase price allocation was finalized in the third quarter of fiscal year 2021.

The following table summarizes the Company's allocation of the consideration paid in the WageWorks Acquisition:

(in millions)	Initial Allocation	Adjustments	Updated Allocation
Cash and cash equivalents	$406.8	$(14.5)	$392.3
Other current assets	56.5	2.5	59.0
Property, plant, and equipment	26.6		26.6
Operating lease right-of-use assets	42.5		42.5
Intangible assets	715.3		715.3
Goodwill	1,330.5	(8.0)	1,322.5
Other assets	5.9		5.9
Client-held funds obligation	(237.5)	17.2	(220.3)
Other current liabilities	(69.1)	(3.7)	(72.8)
Other long-term liabilities	(26.7)		(26.7)
Deferred tax liability	(128.7)	6.5	(122.2)
Total consideration paid	$2,122.1	$—	$2,122.1
Adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters.
Pro forma information
The unaudited pro forma results presented below include the effects of the WageWorks Acquisition as if it had been consummated as of February 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the WageWorks Acquisition, which include adjustments related to the amortization of acquired intangible assets, interest income and expense, and depreciation.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings from the integration of WageWorks. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the WageWorks Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The estimated pro forma revenue and net income include the alignment of accounting policies, the effect of fair value adjustments related to the WageWorks Acquisition, associated tax effects and the impact of the borrowings to finance the WageWorks Acquisition and related expenses.

	Year ended January 31,
(in thousands) (unaudited)	2020	2019
Revenue	$798,253	$765,801
Net income	$23,101	$6,419

Note 4. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations and comprehensive income components consist of the following:
Allowance for doubtful accounts
As of January 31, 2021 and 2020, the Company had an allowance for doubtful accounts of $4.2 million and $1.2 million, respectively. During the fiscal years ended January 31, 2021, 2020, and 2019, the Company recorded credit losses from trade receivables of $3.4 million, $1.0 million, and $0.2 million, respectively.
Costs to obtain a contract
As of January 31, 2021 and 2020, the net amount capitalized as contract costs was $27.5 million and $21.8 million, respectively, which is included in other current assets and other assets. Amortization of capitalized contract costs during the fiscal years ended January 31, 2021, 2020, and 2019 was $2.4 million, $1.9 million, and $1.5 million, respectively.

Property and equipment
Property and equipment consisted of the following as of January 31, 2021 and 2020:

(in thousands)	January 31, 2021	January 31, 2020
Leasehold improvements	$22,271	$19,240
Furniture and fixtures	9,230	7,929
Computer equipment	28,592	22,074
Property and equipment, gross	60,093	49,243
Accumulated depreciation	(30,987)	(15,757)
Property and equipment, net	$29,106	$33,486
Depreciation expense for the fiscal years ended January 31, 2021, 2020 and 2019 was $16.0 million, $8.9 million and $3.5 million, respectively.
Contract balances
As of January 31, 2021 and 2020, the balance of deferred revenue was $4.1 million and $3.7 million, respectively. The balances are related to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue, and are generally recognized within twelve months, with the exception of the interchange arrangement, which is recognized over a term of approximately ten years. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $2.0 million. The Company expects to satisfy its remaining obligations for these arrangements.
Other income (expense), net
Other income (expense), net, consisted of the following:

	Year ended January 31,
(in thousands)	2021	2020	2019
Interest income	$1,045	$5,905	$1,946
Gain (loss) on equity securities	—	27,760	(102)
Acquisition costs	(1,118)	(40,810)	(2,121)
Other income (expense)	5,080	(1,934)	(1,305)
Total other income (expense), net	$5,007	$(9,079)	$(1,582)

Note 5. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of less than 1 year to approximately 10 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
Amortization and interest expense related to finance leases were not material during the fiscal years ended January 31, 2021, 2020, and 2019.
The components of operating lease costs are as follows:

	Year ended January 31,
(in thousands, except for term and percentages)	2021	2020	2019
Operating lease expense	$16,073	$9,059	$5,456
Sublease income	(1,799)	(750)	—
Net operating lease cost	$14,274	$8,309	$5,456
Weighted average lease term and discount rate are as follows:

	January 31, 2021	January 31, 2020
Weighted average remaining lease term	9.02 years	9.41 years
Weighted average discount rate	4.32%	4.35%

As of January 31, 2021, our lease liabilities were as follows:

(in thousands)	Operating leases
Gross lease liabilities	$107,150
Less: imputed interest	(18,889)
Present value of lease liabilities	88,261
Less: current portion of lease liabilities	(14,037)
Lease liabilities, non-current	$74,224
As of January 31, 2021, the Company had additional operating leases for office space that have not yet commenced with aggregate undiscounted lease payments of $63.1 million. These operating leases will commence in fiscal year 2022 with leases terms ranging from 3 to 11 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year ended January 31,
(in thousands, except for term and percentages)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,941	$6,361
Right-of-use assets obtained in exchange for lease obligations	$17,480	$34,196

Note 6. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets is as follows as of January 31, 2021 and January 31, 2020:

(in thousands)	January 31, 2021	January 31, 2020
Amortizable intangible assets:
Software and software development costs	$127,005	$76,221
Acquired HSA portfolios	125,141	92,770
Acquired customer relationships	601,381	601,381
Acquired developed technology	96,925	96,925
Acquired trade names	12,300	12,300
Amortizable intangible assets, gross	962,752	879,597
Accumulated amortization	(195,749)	(98,851)
Total amortizable intangible assets, net	767,003	780,746
Acquired in process software development costs	—	2,533
Total intangible assets, net	$767,003	$783,279
During the fiscal year ended January 31, 2021, the Company capitalized $32.4 million to acquire the rights to act as a custodian of HSA portfolios.

Amortization expense for the fiscal years ended January 31, 2021, 2020, and 2019 was $99.9 million, $46.5 million and $14.7 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2022	$103,188
2023	91,824
2024	75,136
2025	58,283
2026	48,532
Thereafter	390,040
Total	$767,003
Goodwill
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements. During the fiscal year ended January 31, 2021, goodwill decreased by $5.4 million due to measurement period adjustments related to the WageWorks Acquisition. During the fiscal year ended January 31, 2020, the Company recorded $1.33 billion of goodwill from the WageWorks Acquisition and related measurement period adjustments. There were no other changes to the goodwill carrying value during the fiscal years ended January 31, 2021 and 2020.
Note 7. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of January 31, 2021:

	Payments due by fiscal year
(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt obligations (1)	$62,500	$70,313	$101,562	$768,750	$—	$—	$1,003,125
Interest on long-term debt obligations (2)	19,639	18,451	16,893	8,877	—	—	63,860
Operating lease obligations (3)	15,809	18,082	16,094	16,341	16,683	87,235	170,244
Other contractual obligations (4)	21,948	15,645	1,756	402	—	—	39,751
Total	$119,896	$122,491	$136,305	$794,370	$16,683	$87,235	$1,276,980
(1)As of January 31, 2021, our outstanding principal of $1.00 billion is presented net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above. The debt maturity date is August 31, 2024. The amount required to be repaid in fiscal year 2025 reflects the $200.0 million prepayment made in July 2020 with proceeds from the follow-on offering.
(2)Estimated interest payments assume the stated interest rate applicable as of January 31, 2021 of 1.87% per annum on a $1.00 billion outstanding principal amount.
(3)We lease office space, data storage facilities, and other leases under non-cancelable operating leases expiring at various dates through 2031. These amounts exclude contractual sublease income of $3.7 million, which is expected to be received through February 2023.
(4)Other contractual obligations consist of processing services agreements, telephony services, immaterial finance leases, and other contractual commitments.
Subsequent to the WageWorks Acquisition, the Company entered into non-cancelable agreements to acquire the rights to administer WageWorks HSAs currently administered by third-party custodians. The remaining amounts due under these agreements are primarily variable in nature based on the number of HSAs transferred.
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
Legal matters
WageWorks previously pursued affirmative claims against the Office of Personnel Management ("OPM") to obtain payment for services provided by WageWorks between March 1, 2016 and August 31, 2016 pursuant to its contract with OPM. On December 18, 2020, the United States Civilian Board of Contract Appeals granted in part WageWorks' motion for summary judgment and denied OPM's motion for summary judgment, ending the dispute in WageWorks' favor. In addition, it was stipulated that OPM would pay WageWorks $6.8 million, which is included within other income (expense), net, on the January 31, 2021 consolidated statement of operations and comprehensive income.
On March 9, 2018, a putative class action was filed in the U.S. District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against WageWorks, its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleges claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering. On February 11, 2021, counsel for all parties involved in this lawsuit signed a term sheet to settle all claims for $30.0 million, of which WageWorks will contribute $5.0 million and its insurers will pay the remaining $25.0 million. The $30.0 million settlement and related $25.0 million insurance recovery are included within accrued liabilities and other current assets, respectively, on the January 31, 2021 consolidated balance sheet, and the net $5.0 million expense is included within merger integration expense on the January 31, 2021 consolidated statement of operations and comprehensive income. The settlement is subject to notice to class members and approval of the Court.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of WageWorks’ former officers and directors and WageWorks (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain former WageWorks’ officers and directors and WageWorks (as nominal defendant) in the U.S. District Court for the Northern District of California (together, the “Derivative Suits”). The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages, fees and costs. Plaintiffs in the Superior Court action filed an amended consolidated complaint on October 28, 2019, naming as defendants certain former officers and directors of WageWorks and alleging a direct claim of "inseparable fraud/breach of fiduciary duty" on behalf of a class. WageWorks was not named as a party in that complaint. On June 24, 2020, the court granted the defendants’ motion to dismiss the amended complaint. The plaintiffs subsequently filed a notice of appeal. The District Court action is stayed.
On February 16, 2021, a complaint was filed in the United States District Court for the Northern District of California against WageWorks, its former Chief Executive Officer, and its former Chief Financial Officer. The allegations in this suit relate to substantially the same facts as those underlying the Securities Class Action described above and the SEC settlement involving the former executives described below. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and negligent misrepresentation. The Company has not yet responded to the complaint. Plaintiffs seek unspecified damages and costs.
WageWorks voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement of WageWorks' financial statements and related independent investigation. WageWorks is providing information and documents to the SEC and continues to cooperate with the SEC’s investigation into these matters. The U.S. Attorney’s Office for the Northern District of California also opened an investigation. WageWorks has provided documents and information to the U.S. Attorney’s Office and continues to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter. On February 2, 2021, the SEC announced charges against two former WageWorks executives and reached a settlement with these former executives. As part of the settlement, the two executives agreed to reimburse WageWorks for a total of $2.1 million.
WageWorks previously entered into indemnification agreements with its former directors and officers and, pursuant to these indemnification agreements, is covering the defense fees and costs of its former directors and officers in the legal proceedings described above.
The Company and its subsidiaries are involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business. It is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings or claims, or the impact that such litigation, proceedings and claims will have on the Company’s financial position, results of operations, and cash flows.
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
Note 8. Indebtedness
As of January 31, 2021, long-term debt consisted of the following:

(in millions)	January 31, 2021
Term loan facility	$1,003.1
Less: unamortized loan issuance costs (1)	16.4
Long-term debt, net of issuance costs	$986.7
(1)In addition to the $16.4 million of unamortized issuance costs related to the term loan facility, $5.0 million of unamortized issuance costs related to our revolving credit facility are included within other assets on the January 31, 2021 consolidated balance sheet.
In connection with the closing of the WageWorks Acquisition, on August 30, 2019, the Company entered into a credit facility (the "Credit Agreement”) that provided for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion, the proceeds of which were used to finance the WageWorks Acquisition, to refinance substantially all outstanding indebtedness of HealthEquity and WageWorks and to pay related fees and expenses; and
(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of January 31, 2021.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2021, the stated interest rate was 1.87% and the effective interest rate was 2.40%. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00, which steps down to 4.50 to 1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2021, and for the period then ended.
The obligations of HealthEquity under the Credit Agreement are required to be unconditionally guaranteed by WageWorks and each of the Company's subsequently acquired or organized direct and indirect domestic subsidiaries and are secured by security interests in substantially all assets of HealthEquity and the guarantors, in each case, subject to certain customary exceptions.

Note 9. Income taxes
The income tax provision (benefit) consisted of the following:

	Year ended January 31,
(in thousands)	2021	2020	2019
Current:
Federal	$181	$(448)	$1,095
State	258	274	416
Total current tax provision (benefit)	$439	$(174)	$1,511
Deferred:
Federal	$(1,630)	$3,538	$1,258
State	(3,503)	127	(850)
Total deferred tax provision (benefit)	$(5,133)	$3,665	$408
Total income tax provision (benefit)	$(4,694)	$3,491	$1,919
Total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2021	2020	2019
Federal income tax expense at the statutory rate	$869	$9,063	$15,922
State income tax expense, net of federal tax benefit	(99)	960	1,518
Other non-deductible or non-taxable items, net	469	798	251
Excessive employee remuneration	1,186	2,117	160
Excess tax benefits on stock-based compensation expense, net	(2,983)	(4,815)	(14,255)
Federal research and development credits	(2,195)	(2,296)	(2,252)
Change in uncertain tax position reserves, net of indirect benefits	511	491	450
Non-deductible acquisition-related costs	—	3,032	—
Non-taxable gain on investment in subsidiary	—	(5,790)	—
Reclassification of operating lease right-of-use assets	185	—	—
Change in net operating losses due to measurement period adjustments	377	—	—
Deferred tax rate adjustment due to merger integration	(1,814)	225	—
Return-to-provision adjustments	(1,010)	(332)	(19)
Change in valuation allowance	(145)	93	10
Other items, net	(45)	(55)	134
Total income tax provision (benefit)	$(4,694)	$3,491	$1,919
The Company’s effective income tax rate for the fiscal years ended January 31, 2021, 2020, and 2019 was an effective income tax benefit rate of 113.4% and an effective income tax expense rate of 8.1% and 2.5%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense due to the adoption of ASU 2016-09, and other discrete items. The decrease in the effective tax rate for the fiscal year ended January 31, 2021 from the fiscal year ended January 31, 2020 was primarily due to an increase in excess tax benefits on stock-based compensation expense, deferred tax rate adjustments due to merger integration, and research and development credits recognized in the provision for income taxes relative to pre-tax income. The increase in the effective tax rate for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019 was primarily due to a decrease in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes relative to pre-tax income and an increase in non-deductible expenses, which were offset by exclusion of the gain in connection with our equity investment in WageWorks that will not be realized for income tax purposes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, provides various income and payroll tax provisions to provide economic and other relief from the COVID-19 pandemic. The CARES Act did not have a material impact on our income tax expense or effective tax rate for 2020.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2021	January 31, 2020
Deferred tax assets:
Net operating loss carryforward	$1,653	$1,147
Stock compensation	12,600	10,764
Research and development credits	6,274	4,693
Lease liabilities	21,813	20,232
Accruals and reserves	10,591	6,854
Other, net	1,755	2,154
Total gross deferred tax assets	$54,686	$45,844
Less valuation allowance	(104)	(203)
Deferred tax assets, net of valuation allowance	54,582	45,641
Deferred tax liabilities:
Fixed assets	(4,946)	(4,875)
Intangible assets	(134,442)	(142,673)
Incremental contract costs	(6,385)	(5,474)
Right-of-use assets	(22,285)	(21,068)
Goodwill	(6,081)	(1,831)
Other, net	(172)	(194)
Total gross deferred tax liabilities	(174,311)	(176,115)
Net deferred tax asset (liability)	$(119,729)	$(130,474)
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that the Company will be able to realize most of its deferred tax assets. However, the Company recorded a valuation allowance of $0.1 million and $0.2 million as of January 31, 2021 and 2020, respectively. The decrease in valuation allowance recorded is primarily the result of state tax credits that are expected to be utilized before expiration, and the remaining valuation allowance as of January 31, 2021 relates to capital loss carryovers.
As of January 31, 2021, the Company had no remaining federal net operating loss carryforward and had gross state net operating loss carryforwards of $26.9 million which begin to expire at various intervals following the tax year ending January 31, 2028. As of January 31, 2021, the Company also had federal and state research and development credits of $5.3 million and $8.5 million, respectively, which begin to expire following the tax years ending January 31, 2037 and 2022, respectively.
As of January 31, 2021 and 2020, the gross unrecognized tax benefit was $10.2 million and $9.4 million, respectively. If recognized, $9.4 million and $8.6 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2021 and 2020, respectively. Total gross unrecognized tax benefits increased by $0.8 million in the period from January 31, 2020 to January 31, 2021. A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including the impact of purchase accounting from the WageWorks Acquisition, is as follows:

(in thousands)	January 31, 2021	January 31, 2020
Gross unrecognized tax benefits at beginning of year	$9,370	$1,693
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	1	6,888
Decreases as a result of tax positions taken during a prior period	—	(1)
Increases as a result of tax positions taken during the current period	835	790
Decreases as a result of tax positions taken during the current period	—	—
Decreases resulting from the lapse of the applicable statute of limitations	—	—
Gross unrecognized tax benefits at end of year	$10,206	$9,370

Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Other unrecognized tax benefits have been netted against existing tax receivable balances where significant overpayments have resulted. The resulting unrecognized tax benefit recorded within the Company's consolidated balance sheet excludes the following amounts that have been netted against the related deferred tax assets or tax receivables accordingly:

(in thousands)	January 31, 2021	January 31, 2020
Total gross unrecognized tax benefits	$10,206	$9,370
Amounts netted against related deferred tax assets or tax receivables	(9,574)	(8,914)
Unrecognized tax benefits recorded on the consolidated balance sheet	$632	$456
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other income (expense), net in the statement of operations and comprehensive income. During the fiscal years ended January 31, 2021 and 2020, the Company recorded penalties and interest of $0.2 million and $0.1 million, respectively, related to unrecognized tax benefits. No interest and penalties were recorded related to unrecognized tax benefits during the year ended January 31, 2019. As of January 31, 2021 and 2020, accrued interest and penalties of $0.8 million and $0.6 million, respectively, were recorded, of which $0.5 million related to existing balances from the WageWorks Acquisition recorded through purchase accounting.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and in the states of California and Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2001.
Note 10. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income during the years presented:

	Year ended January 31,
(in thousands)	2021	2020	2019
Cost of revenue	$7,996	$4,792	$2,837
Sales and marketing	6,986	4,694	3,536
Technology and development	10,772	7,649	5,117
General and administrative	17,109	12,972	9,567
Merger integration	—	1,603	—
Other expense, net	—	13,714	—
Total stock-based compensation expense	$42,863	$45,424	$21,057
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2021	2020	2019
Stock options	$4,499	$6,612	$7,581
Performance stock options	—	—	681
Restricted stock units	28,040	25,781	7,657
Performance restricted stock units	6,270	4,862	2,419
Restricted stock awards	1,335	655	570
Performance restricted stock awards	2,719	1,934	2,149
Total non-cash stock-based compensation expense	42,863	39,844	21,057
Acquisition awards exchanged for cash	—	5,580	—
Total stock-based compensation expense	$42,863	$45,424	$21,057

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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2021, 6.4 million shares were available for grant under the Incentive Plan.
WageWorks Incentive Plan. At the closing of the WageWorks Acquisition, and in accordance with the Merger Agreement, certain RSUs with respect to WageWorks common stock, granted under WageWorks, Inc. 2010 Equity Incentive Plan (the "WageWorks Incentive Plan"), were replaced by the Company and converted into RSUs with respect to 0.5 million shares of common stock of the Company. No additional shares were issued under the WageWorks Incentive Plan, and the period during which the remaining 5.3 million shares were available to be utilized expired on May 26, 2020.
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
Under Topic 718, the Company uses the Black-Scholes option pricing model as the method of valuation for stock options. The determination of the fair value of stock-based awards on the date of grant is affected by the fair value of the stock as well as assumptions regarding a number of complex and subjective variables. The variables include, but are not limited to, (1) the expected life of the option, (2) the expected volatility of the fair value of the Company's common stock over the term of the award estimated by averaging the Company's historical volatility in addition to published volatilities of a relative peer group, (3) risk-free interest rate, and (4) expected dividends.
The weighted-average fair value of options granted during the fiscal years ended January 31, 2021, 2020 and 2019 was $23.68, $25.97 and $26.40 per share, respectively. The key input assumptions that were utilized in the valuation of the stock options granted during the fiscal years ended January 31, 2021, 2020 and 2019 are as follows:

	Year ended January 31,
	2021	2020	2019
Expected dividend yield	0%	0%	0%
Expected stock price volatility	37.97%	35.98% - 36.53%	36.53% - 37.84%
Risk-free interest rate	1.39%	2.21% - 2.43%	2.52% - 2.79%
Expected life of options	5.18 years	4.95 - 5.09 years	5.17 - 6.25 years
The Company historically used the "simplified" method to estimate the expected term of an option as determined under Staff Accounting Bulletin No. 110 due to limited option exercise history as a public company. Commencing February 1, 2019, the Company began estimating the expected life of an option using its own historical option exercise and termination data. Expected volatility is determined using weighted average volatility of publicly traded peer companies. During the fiscal year ended January 31, 2019, the Company began using its own historical volatility in addition to the volatility of publicly traded peer companies, as its share price history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations.

A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2020	2,040	$0.10 - 82.39	$30.35	5.90	$74,009
Granted	16	$66.06	$66.06
Exercised	(372)	$0.10 - 59.63	$26.73
Forfeited	(10)	$25.45 - 44.53	$37.43
Outstanding as of January 31, 2021	1,674	$1.25 - 82.39	$31.46	5.00	$87,164
Vested and expected to vest as of January 31, 2021	1,674		$31.46	5.00	$87,164
Exercisable as of January 31, 2021	1,447		$27.04	4.60	$81,764
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the fiscal years ended January 31, 2021, 2020 and 2019 was $15.4 million, $22.5 million, and $65.5 million, respectively.
As of January 31, 2021, the weighted-average vesting period of non-vested awards expected to vest is approximately 1.0 year; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $2.9 million.
Restricted stock units and restricted stock awards
The Company grants RSUs and RSAs to certain team members, officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs and RSAs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. The weighted-average fair value of RSUs granted during the fiscal years ended January 31, 2021, 2020 and 2019 was $56.93, $65.20 and $67.69 per share, respectively.
Performance restricted stock units and awards. During the first quarter of the fiscal year ended January 31, 2019, the Company awarded 227,760 performance-based restricted stock awards (the “FY19 PRSAs”). The Company records stock-based compensation related to the FY19 PRSAs when it is considered probable that the performance conditions will be met. The underlying shares were issued at 200% of the target level of achievement at the grant date. In March 2020, the Compensation Committee modified the vesting conditions of the FY19 PRSAs by basing the first two years of the award solely on the Company’s revenue compound annual growth rate (“CAGR”) for the first two years, exclusive of the revenue recognized through the WageWorks Acquisition, and measured using the original revenue CAGR targets set by the Compensation Committee in respect of such awards. As a result, two-thirds of the FY19 PRSAs were deemed by the Compensation Committee to be earned at target; however, despite this determination, and in order to encourage retention of our executive officers, our executive officers were required to remain employed until the remaining performance conditions for the FY19 PRSAs were certified by the Compensation Committee, which occurred in March 2021. The remaining one-third of the FY19 PRSAs were modified to vest based on the Company’s net cash provided by operating activities (as defined under GAAP) relative to target given the importance of the Company generating sufficient cash flow to service the additional indebtedness incurred in connection with the WageWorks Acquisition. The modification affected 10 team members and did not result in an adjustment to stock-based compensation expense. The Company's actual net cash provided by operating activities for the year ended January 31, 2021 was 163% of the target level of achievement. The FY19 PRSAs cliff vested upon approval by the Compensation Committee in March 2021.
During the first quarter of the fiscal year ended January 31, 2020, the Company awarded 129,963 PRSUs (the “FY20 PRSUs”). The Company records stock-based compensation related to the FY20 PRSUs when it is considered probable that the performance conditions will be met. In March 2020, the Compensation Committee modified the vesting conditions of the FY20 PRSUs by basing the first year of the award solely on the Company’s revenue CAGR for the first year, exclusive of the revenue recognized through the WageWorks Acquisition, and measured using the original revenue CAGR targets set by the Compensation Committee in respect of such awards. As a result, one-third of the FY20 PRSUs were deemed by the Compensation Committee to be earned at target; however, despite this determination, and in order to encourage retention of our executive officers, our executive officers must remain employed until the remaining performance conditions for the FY20 PRSUs are certified by the Compensation Committee, which we expect to occur in March 2022. The remaining two-thirds of the FY20 PRSUs will vest based on the Company’s net cash provided by operating activities (as defined under GAAP) relative to target given the importance of the Company generating sufficient cash flow to service the additional indebtedness incurred in connection with the WageWorks Acquisition. The modification affected 12 team members and resulted in incremental stock-based compensation expense of $6.6 million, which will be recognized over the remaining service period, adjusted for the level of achievement of the performance conditions and any forfeitures. Prior to the modification, the Company did not believe the FY20 PRSUs were likely to vest, and as a result, $2.9 million of previously recorded stock-based compensation expense was reversed during the three months ended April 30, 2020. The FY20 PRSUs cliff vest upon approval by the Compensation Committee. The modified performance conditions for the remaining two-thirds tranche allow for a range of vesting from 0% to 200% based on the level of achievement of the new performance conditions, and the Company believes it is probable that the FY20 PRSUs will vest at least in part.
During the first and second quarters of the fiscal year ended January 31, 2021, the Company awarded 277,950 PRSUs subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2023. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was approximately $20.8 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee.
A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2020	1,380	$63.33	235	$61.91
Granted	1,252	56.93	14	74.81
Vested	(517)	56.63	(24)	69.72
Forfeited	(283)	66.05	(32)	62.41
Outstanding as of January 31, 2021	1,832	$60.41	193	$61.77
During the fiscal years ended January 31, 2021, 2020 and 2019 the aggregate intrinsic value of RSUs and RSAs vested was $31.8 million, $25.0 million, and $6.4 million, respectively.
Total unrecorded stock-based compensation expense as of January 31, 2021 associated with RSUs and PRSUs was $84.8 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecorded stock-based compensation expense as of January 31, 2021 associated with RSAs and PRSAs was $0.2 million, which is expected to be recognized over a weighted-average period of 0.2 years.
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
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of January 31, 2021 due to the short-term nature of these instruments.

Our long-term debt is considered a Level 2 instrument and is recorded at book value in our consolidated financial statements. Our long-term debt reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, we believe the fair value of our long-term debt approximates carrying value.
Note 12. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 21 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $6.5 million, $3.7 million and $1.8 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $250,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $3.5 million and $3.7 million as of January 31, 2021 and 2020, respectively.
Note 13. Subsequent events
In the first quarter of fiscal year 2022, the Company closed a follow-on public offering of 5,750,000 shares of common stock at a public offering price of $80.30 per share, less the underwriters' discount. The Company received net proceeds of $456.7 million after deducting underwriting discounts and commissions of $4.6 million and other offering expenses of $0.5 million. The Company intends to use the net proceeds from the offering for potential acquisitions, repayment of indebtedness, and other general corporate purposes.
On March 8, 2021, the Company acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum for an aggregate purchase price consisting of approximately $50.5 million in cash, subject to net working capital and other customary adjustments, and up to $20 million in contingent payments payable during the two-year period following the closing of the acquisition.
See Note 7—Commitments and contingencies for subsequent events related to legal matters.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO have concluded that as of January 31, 2021, the Company's disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting at its wholly owned subsidiary, WageWorks, described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses in its WageWorks subsidiary, management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”).
Based on that assessment, management has concluded that, as of January 31, 2021, due to material weaknesses in internal control over financial reporting at its wholly owned subsidiary, WageWorks, the Company’s internal control over financial reporting was not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Management identified certain deficiencies in WageWorks' internal control over financial reporting that aggregated to material weaknesses in the following components of the “COSO Framework”:
Risk Assessment – The WageWorks subsidiary did not sufficiently identify and analyze risks arising from changes in the business environment, including risks arising in connection with the integration of acquisitions and financial system implementations.
Information and Communication – The WageWorks subsidiary did not establish cross-functional procedures and policies relating to effective information and communication necessary to support the functioning of internal control over financial reporting.
Monitoring – The WageWorks subsidiary did not implement effective monitoring controls that were responsive to changes in the business or the timely remediation of identified control deficiencies.
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
Remediation of Previously Reported Material Weakness
As previously reported, the WageWorks subsidiary had a material weakness related to the review of the accounting for new, unusual, or significant transactions. Management incorporated certain WageWorks processes into the Company’s existing entity-level and process-level controls to address the identification, review and assessment of new, unusual, or significant transactions at WageWorks. Management has concluded, following testing, that such controls are operating effectively, and that the material weakness was remediated as of January 31, 2021.

Ongoing Integration and Remediation Efforts
Management has assessed the impact of the acquisition of WageWorks on the Company's internal control over financial reporting and continues to assess changes driven by the integration of WageWorks with the existing operations at the consolidated Company. As part of this assessment, management has continued to evaluate the Company's internal control environment to ensure that it has appropriate controls in place to mitigate the risks of a material misstatement to its consolidated financial statements associated with the WageWorks subsidiary and the Company as a whole.

In response to the COSO Framework component material weaknesses in the WageWorks subsidiary’s internal control over financial reporting, management has taken the following actions:
•performed a risk assessment and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks
•dedicated certain senior finance, accounting, and IT leadership team members to work on remediation efforts and appointed a third-party internal controls advisor to assist with such efforts
•developed a plan to implement a periodic assessment to monitor business changes impacting accounting processes and controls
•incorporated certain WageWorks processes into the Company’s existing entity-level controls
•established periodic reporting of the remediation plan progress to the Audit and Risk Committee; and
•developed a plan to formalize documentation underlying processes and controls to promote knowledge and information transfer across functions and upon personnel changes
In addition to the steps above, specifically to address material weaknesses “A” through “C” above, the Company took the following measures:
•incorporated certain WageWorks processes into the Company’s process-level controls, including, but not limited to, those that address the monitoring of the accounting close cycle and the evaluation of accounting policies;
•developed and have begun to execute a plan to consolidate service platforms related to the contract-to-cash cycle which will reduce a significant number of manual business process controls; and
•enhanced the design and have begun to monitor the operating effectiveness of controls related to logical access and change management for relevant WageWorks applications and systems.
As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.
As part of our integration efforts, we have developed a plan to migrate to one enterprise resource planning “ERP” system for the consolidated Company that will enhance our business and financial processes and standardize our information systems.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
None.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2021 Annual Meeting of Stockholders is incorporated by reference to our 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2021 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2021 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2021 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2021 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36568	3.4	July 6, 2018
4.1	Description of Securities of the Registrant	10-K	001-36568	4.1	March 31, 2020
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	HealthEquity, Inc. 2009 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.4	June 10, 2014
10.5†	HealthEquity, Inc. 2006 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.5	June 10, 2014
10.6†	HealthEquity, Inc. 2005 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.6	June 10, 2014
10.7†	HealthEquity, Inc. 2003 Stock Plan and Form of Stock Option Agreement.	S-1	333-196645	10.8	June 10, 2014
10.8†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.9†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.11†	Employment Agreement, dated June 10, 2014, by and between the Registrant and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.12	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.13	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.14†	Offer letter to Robert W. Selander, dated September 28, 2015.	8-K	001-36568	10.1	September 30, 2015
10.15	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016
10.16	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.17	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.18	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.19†	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36568	10.25	March 28, 2018
10.20†	Employment Agreement, dated June 1, 2018, by and between the Registrant and Angelique Hill	10-Q	001-36568	10.1	June 7, 2018
10.21†	Employment Agreement, dated May 15, 2018, by and between the Registrant and Edward R. Bloomberg	10-Q	001-36568	10.1	September 6, 2018
10.22†	HealthEquity, Inc. Amended and Restated Executive Change in Control Severance Plan	10-Q	001-36568	10.3	September 6, 2018
10.23	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.24	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.25	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.26†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.27	Employment Agreement, dated April 5, 2018, by and between the Registrant and Ashley Dreier	10-K	001-36568	10.29	March 28, 2019
10.28	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.29	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.30	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36568	10.32	March 28, 2019
10.31	Agreement and Plan of Merger, dated as of June 26, 2019, by and among HealthEquity, Inc., WageWorks, Inc. and Pacific Merger Sub Inc.	8-K	001-36568	2.1	June 27, 2019
10.32	Credit Agreement, dated as of August 30, 2019, among HealthEquity, Inc., as borrower, each lender from time to time party thereto, Wells Fargo Bank, N.A., as administrative agent and the swing line lender, and each L/C Issuer party thereto	8-K	001-36568	10.1	August 30, 2019
10.33†	Form of Indemnification Agreement entered into between WageWorks, Inc., its affiliates and its former directors and officers	S-1	333-173709	10.1	July 19, 2011
10.34	HealthEquity, Inc. and WageWorks, Inc. 2010 Equity Incentive Plan (Amended and Restated in August 2019)	8-K	001-36568	10.2	August 30, 2019
10.35	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.36	Forms of Stock Option Agreements under the HealthEquity, Inc. and WageWorks, Inc. Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	July 19, 2011
10.37	Transition, Separation and Release Agreement between the Company and Ashley Dreier, dated February 13, 2020.	10-Q	001-36568	10.1	June 4, 2020
10.38	Amendment No. 1 to Employment Agreement between the Company and Jon Kessler, dated April 1, 2017	10-Q	001-36568	10.2	June 4, 2020

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.39	Transition and Separation Agreement between the Company and Darcy Mott, dated June 25, 2020.	10-Q	001-36568	10.1	September 9, 2020
10.40	Stock Purchase Agreement, by and among HealthEquity, Inc., the Sellers Listed on Schedule I and Evan McCordick, dated March 8, 2021.	8-K	001-36568	2.1	March 8, 2021
21.1+	List of Subsidiaries
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 31st day of March, 2020.

HEALTHEQUITY, INC.
Date: March 31, 2021	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

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

Date: March 31, 2021	By:	/s/ Robert W. Selander
	Name:	Robert W. Selander
	Title:	Chairman of the Board, Director

Date: March 31, 2021	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 31, 2021	By:	/s/ Darcy Mott
	Name:	Darcy Mott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2021	By:	/s/ Frank A. Corvino
	Name:	Frank A. Corvino
	Title:	Director

Date: March 31, 2021	By:	/s/ Adrian T. Dillon
	Name:	Adrian T. Dillon
	Title:	Director

Date: March 31, 2021	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 31, 2021	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 31, 2021	By:	/s/ Stuart B. Parker
	Name:	Stuart B. Parker
	Title:	Director

Date: March 31, 2021	By:	/s/ Stephen D. Neeleman, M.D.
	Name:	Stephen D. Neeleman, M.D.
	Title:	Director

Date: March 31, 2021	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 31, 2021	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director