Form 10-Q
period 2021-04-30
HEALTHEQUITY, INC.
filed 2021-06-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021
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

As of May 31, 2021, there were 83,389,315 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	April 30, 2021	January 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$736,773	$328,803
Accounts receivable, net of allowance for doubtful accounts of $4,648 and $4,239 as of April 30, 2021 and January 31, 2021, respectively	74,468	72,767
Other current assets	53,870	58,607
Total current assets	865,111	460,177
Property and equipment, net	27,479	29,106
Operating lease right-of-use assets	86,139	89,508
Intangible assets, net	780,794	767,003
Goodwill	1,363,568	1,327,193
Other assets	38,778	37,420
Total assets	$3,161,869	$2,710,407
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,636	$1,614
Accrued compensation	33,045	50,670
Accrued liabilities	73,446	75,880
Current portion of long-term debt	62,500	62,500
Operating lease liabilities	13,677	14,037
Total current liabilities	192,304	204,701
Long-term liabilities
Long-term debt, net of issuance costs	909,820	924,217
Operating lease liabilities, non-current	71,916	74,224
Other long-term liabilities	14,811	8,808
Deferred tax liability	124,748	119,729
Total long-term liabilities	1,121,295	1,126,978
Total liabilities	1,313,599	1,331,679
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 83,377 and 77,168 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	8	8
Additional paid-in capital	1,630,529	1,158,372
Accumulated earnings	217,733	220,348
Total stockholders’ equity	1,848,270	1,378,728
Total liabilities and stockholders’ equity	$3,161,869	$2,710,407
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended April 30,
(in thousands, except per share data)	2021	2020
Revenue
Service revenue	$102,534	$111,271
Custodial revenue	46,978	46,899
Interchange revenue	34,690	31,841
Total revenue	184,202	190,011
Cost of revenue
Service costs	70,632	71,013
Custodial costs	5,009	5,045
Interchange costs	5,445	5,879
Total cost of revenue	81,086	81,937
Gross profit	103,116	108,074
Operating expenses
Sales and marketing	14,086	11,455
Technology and development	35,469	31,078
General and administrative	20,687	18,998
Amortization of acquired intangible assets	19,814	18,702
Merger integration	8,807	12,770
Total operating expenses	98,863	93,003
Income from operations	4,253	15,071
Other expense
Interest expense	(6,689)	(12,263)
Other expense, net	(3,630)	(764)
Total other expense	(10,319)	(13,027)
Income (loss) before income taxes	(6,066)	2,044
Income tax provision (benefit)	(3,451)	218
Net income (loss) and comprehensive income (loss)	$(2,615)	$1,826
Net income (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
Weighted-average number of shares used in computing net income (loss) per share:
Basic	81,747	70,980
Diluted	81,747	72,292
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended April 30,
(in thousands)	2021	2020
Total stockholders' equity, beginning balance	$1,378,728	$1,030,295

Common stock:
Beginning balance	8	7
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—
Other issuance of common stock	—	—
Ending balance	8	7
Additional paid-in capital:
Beginning balance	1,158,372	818,774
Issuance of common stock upon exercise of stock options, and for restricted stock	2,716	1,133
Other issuance of common stock	456,642	—
Stock-based compensation	12,799	7,396
Ending balance	1,630,529	827,303
Accumulated earnings
Beginning balance	220,348	211,514
Net income (loss)	(2,615)	1,826
Ending balance	217,733	213,340

Total stockholders' equity, ending balance	$1,848,270	$1,040,650
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,615)	$1,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,768	27,507
Stock-based compensation	12,799	7,396
Amortization of debt issuance costs	1,228	1,201
Other non-cash items	893	972
Deferred taxes	3,243	3,786
Changes in operating assets and liabilities:
Accounts receivable	(475)	1,074
Other assets	2,249	(8,360)
Operating lease right-of-use assets	3,369	3,104
Accrued compensation	(17,748)	(22,924)
Accounts payable, accrued liabilities, and other current liabilities	(381)	1,362
Operating lease liabilities, non-current	(2,308)	(3,045)
Other long-term liabilities	(1,104)	1,127
Net cash provided by operating activities	30,918	15,026
Cash flows from investing activities:
Acquisitions, net of cash acquired	(49,533)	—
Purchases of software and capitalized software development costs	(15,469)	(11,775)
Purchases of property and equipment	(2,490)	(7,511)
Acquisition of intangible member assets	(309)	(6,008)
Net cash used in investing activities	(67,801)	(25,294)
Cash flows from financing activities:
Proceeds from follow-on equity offering, net of payments for offering costs	456,642	—
Principal payments on long-term debt	(15,625)	(7,812)
Settlement of client-held funds obligation, net	(353)	(3,776)
Proceeds from exercise of common stock options	4,189	1,223
Net cash provided by (used in) financing activities	444,853	(10,365)
Increase (decrease) in cash and cash equivalents	407,970	(20,633)
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$736,773	$171,093
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Three months ended April 30,
(in thousands)	2021	2020
Supplemental cash flow data:
Interest expense paid in cash	$4,988	$10,749
Income tax payments (refunds), net	(4,852)	733
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,982	1,537
Purchases of property and equipment included in accounts payable or accrued liabilities	765	968
Contingent consideration recognized at acquisition	8,147	—
Exercise of common stock options receivable	5	—
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
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2021 and for the three months ended April 30, 2021 and 2020 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Follow-on equity offering
In the first quarter of fiscal year 2022, the Company closed a follow-on public offering of 5,750,000 shares of common stock at a public offering price of $80.30 per share, less the underwriters' discount. The Company received net proceeds of $456.6 million after deducting underwriting discounts and commissions of $4.6 million and other offering expenses of approximately $0.5 million. The Company used $50.2 million of the net proceeds from the offering to acquire 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum, and intends to use the remaining net proceeds from the offering for general corporate purposes, which may include prepayments under its term loan facility or potential acquisitions, including the acquisitions of Further and the Fifth Third Bank HSA portfolio.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.

Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended April 30,
(in thousands, except per share data)	2021	2020
Numerator (basic and diluted):
Net income (loss)	$(2,615)	$1,826
Denominator (basic):
Weighted-average common shares outstanding	81,747	70,980
Denominator (diluted):
Weighted-average common shares outstanding	81,747	70,980
Weighted-average dilutive effect of stock options and restricted stock units	—	1,312
Diluted weighted-average common shares outstanding	81,747	72,292
Net income (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
For the three months ended April 30, 2021 and 2020, 1.9 million and 0.5 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Business combination
Acquisition of Luum
On March 8, 2021, the Company acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition"). Luum provides employers with a suite of commute tools as well as real-time commute data to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits. The aggregate purchase price consisted of $50.2 million in cash, and up to $20.0 million in additional payments which are contingent on Luum achieving certain financial targets during the two-year period following the closing of the Luum Acquisition and, if achieved, would be payable in fiscal years 2023 and 2024. The Company recorded an $8.1 million liability representing its best estimate of the fair value of the contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs and will be remeasured to fair value quarterly, with any changes in the fair value recorded in the condensed consolidated statement of operations and comprehensive income (loss).
The Luum Acquisition was accounted for under the acquisition method of accounting for business combinations. Consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and is subject to adjustment during the measurement period (up to one year from the acquisition date). Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible) and liabilities assumed, as well as tax-related matters. The Company expects the allocation of the consideration transferred to be finalized within the measurement period.
The following table summarizes the Company's current allocation of the consideration paid:

(in millions)	Estimated fair value
Cash and cash equivalents	$0.6
Other current assets	1.5
Intangible assets	23.9
Goodwill	36.4
Other assets	0.1
Current liabilities	(0.6)
Deferred tax liability	(3.6)
Total consideration paid	$58.3

The Luum Acquisition resulted in $36.4 million of goodwill. The preliminary goodwill to be recognized is attributable to several strategic, operational, and financial benefits expected from the Luum Acquisition, including an expanded commuter offering beyond traditional pre-tax commuter benefits and additional cross-selling opportunities. The goodwill created in the Luum Acquisition is not expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to acquired identified intangible assets is as follows:

($ in millions)	Fair value	Estimated life (in years)
Customer relationships (1)	$12.4	7.0
Developed technology (1)	10.9	5.0
Trade names & trademarks (1)	0.6	3.0
Total acquired intangible assets	$23.9	6.0
(1) The Company preliminarily valued the acquired assets utilizing the discounted cash flow method, a form of the income approach.
Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income (loss) components consisted of the following:
Property and equipment
Property and equipment consisted of the following as of April 30, 2021 and January 31, 2021:

(in thousands)	April 30, 2021	January 31, 2021
Leasehold improvements	$20,172	$22,271
Furniture and fixtures	9,014	9,230
Computer equipment	31,129	28,592
Property and equipment, gross	60,315	60,093
Accumulated depreciation	(32,836)	(30,987)
Property and equipment, net	$27,479	$29,106
Depreciation expense was $3.9 million for each of the three months ended April 30, 2021 and 2020.
Contract balances
The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of April 30, 2021 and January 31, 2021, the balance of deferred revenue was $4.4 million and $4.1 million, respectively. The balances are related to cash received in advance for an interchange revenue arrangement, other up-front fees and other commuter deferred revenue, and are generally recognized within twelve months, with the exception of the interchange arrangement, which is recognized over a term of approximately ten years. During the three months ended April 30, 2021, approximately $0.6 million of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2021.
Leases
The components of operating lease costs were as follows:

	Three months ended April 30,
(in thousands)	2021	2020
Operating lease expense	$4,313	4,308
Sublease income	(450)	(450)
Net operating lease expense	$3,863	$3,858

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended April 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,635	$3,297
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$—	$17,480
Other expense, net
Other expense, net, consisted of the following:

	Three months ended April 30,
(in thousands)	2021	2020
Interest income	$408	$600
Acquisition costs	(5,939)	(94)
Other income (expense)	1,901	(1,270)
Total other expense, net	$(3,630)	$(764)
Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of April 30, 2021 and January 31, 2021:

(in thousands)	April 30, 2021	January 31, 2021
Amortizable intangible assets:
Software and software development costs	$144,411	$127,005
Acquired HSA portfolios	125,450	125,141
Acquired customer relationships	613,781	601,381
Acquired developed technology	107,825	96,925
Acquired trade names	12,900	12,300
Amortizable intangible assets, gross	1,004,367	962,752
Accumulated amortization	(223,573)	(195,749)
Amortizable intangible assets, net	$780,794	$767,003
Amortization expense for the three months ended April 30, 2021 and 2020 was $27.9 million and $23.6 million, respectively.
Goodwill
During the three months ended April 30, 2021, goodwill increased by $36.4 million due to the Luum Acquisition. For further information, see Note 3—Business combination. There were no other changes to the carrying value of goodwill during the three months ended April 30, 2021.
Note 6. Commitments and contingencies
Commitments
Contingent acquisition consideration. In connection with the Luum Acquisition, the Company agreed to pay up to $20.0 million in additional payments which are contingent on Luum achieving certain financial targets during the two-year period following the closing of the Luum Acquisition and, if achieved, would be payable in fiscal years 2023 and 2024. For further information, see Note 3—Business combination.
Fifth Third Bank HSA portfolio acquisition. In April 2021, the Company entered into a definitive agreement with Fifth Third Bank, National Association ("Fifth Third"), to transition custodianship of Fifth Third’s HSA portfolio to HealthEquity. The definitive agreement contemplates a $60.8 million dollar purchase price for a transfer of approximately 149,000 HSA members and their approximately $477.0 million of HSA assets. The agreement includes a mechanism to adjust the purchase price based on the amount of HSA assets actually transferred. The transaction is subject to regulatory approval and satisfaction of other customary closing conditions.
Further acquisition. In April 2021, the Company entered into a definitive agreement to acquire Further for $500 million. Further is a leading provider of HSA and other CDB administration services, with approximately 550,000 HSAs and $1.7 billion of HSA assets. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by September 2021.
Lease termination. In April 2021, the Company exercised its right to terminate an operating lease that had not yet commenced with aggregate undiscounted lease payments of $63.1 million and a term of approximately 11 years following the landlord's failure to fulfill its obligations under the lease agreement. The Company's right to terminate the lease agreement is disputed by the landlord. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease.
Other commitments.
The Company’s other commitments consist primarily of a term loan facility, operating lease obligations for office space, data storage facilities, and other leases, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable commitments. Except for the items noted above, there were no material changes during the three months ended April 30, 2021, outside of the ordinary course of business, in our commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
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
Legal matters
On March 9, 2018, a putative class action was filed in the U.S. District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company's subsidiary WageWorks, Inc. ("WageWorks"), its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleged claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering. On February 11, 2021, counsel for all parties involved in this lawsuit signed a term sheet to settle all claims for $30.0 million, of which WageWorks will contribute $5.0 million and its insurers will pay the remaining $25.0 million. The $30.0 million settlement and related $25.0 million insurance recovery are included within accrued liabilities and other current assets, respectively, on the April 30, 2021 condensed consolidated balance sheet. On May 3, 2021, the Court preliminarily approved the settlement. The settlement is subject to notice to class members and final approval of the Court.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of WageWorks’ former officers and directors and WageWorks (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain former WageWorks’ officers and directors and WageWorks (as nominal defendant) in the U.S. District Court for the Northern District of California (together, the “Derivative Suits”). The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages, fees and costs. Plaintiffs in the Superior Court action filed an amended consolidated complaint on October 28, 2019, naming as defendants certain former officers and directors of WageWorks and alleging a direct claim of "inseparable fraud/breach of fiduciary duty" on behalf of a class. WageWorks was not named as a party in that complaint. On June 24, 2020, the court granted the defendants’ motion to dismiss the amended complaint. The plaintiffs subsequently filed a notice of appeal. The District Court action is currently stayed.
On February 16, 2021, a complaint was filed in the United States District Court for the Northern District of California against WageWorks, its former Chief Executive Officer, and its former Chief Financial Officer. The allegations in this suit relate to substantially the same facts as those underlying the Securities Class Action described above and the SEC settlement involving the former executives described below. The action alleges claims under Sections 10(b)

and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and negligent misrepresentation. The Company responded to the complaint and filed a motion to dismiss on May 10, 2021, which is pending before the Court. Plaintiffs seek unspecified damages, costs and expenses.
WageWorks voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement of WageWorks' financial statements and related independent investigation. WageWorks is providing information and documents to the SEC and continues to cooperate with the SEC’s investigation into these matters. The U.S. Attorney’s Office for the Northern District of California also opened an investigation. WageWorks has provided documents and information to the U.S. Attorney’s Office and continues to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter. On February 2, 2021, the SEC announced charges against two former WageWorks executives and reached a settlement with these former executives. As part of the settlement, the two executives agreed to reimburse WageWorks for a total of $2.1 million, which is included within other expense, net in the condensed consolidated statement of operations and comprehensive income (loss).
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
As required under GAAP, the Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except with respect to the Securities Class Action, the Company does not believe, based on currently available information, that any liabilities relating to these matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
Note 7. Income taxes
The Company follows Accounting Standards Codification ("ASC") 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income (loss) to determine the interim benefit or provision for income taxes. For the three months ended April 30, 2021, the Company recorded an income tax benefit of $3.5 million. This resulted in an effective income tax benefit rate of 57.1% for the three months ended April 30, 2021, compared with an effective income tax expense rate of 10.7% for the three months ended April 30, 2020. For the three months ended April 30, 2021 and 2020, discrete tax items had an effective tax rate benefit of 33.2% and 16.8%, respectively, primarily due to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
As of April 30, 2021 and January 31, 2021, the Company’s total gross unrecognized tax benefit was $10.5 million and $10.2 million, respectively. If recognized, $9.7 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2021.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and in the states of California and Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2001.

Note 8. Indebtedness
As of April 30, 2021, long-term debt consisted of the following:

(in millions)	April 30, 2021
Term loan facility	$987.5
Less: unamortized loan issuance costs (1)	15.2
Long-term debt, net of issuance costs	$972.3
(1)In addition to the $15.2 million of unamortized issuance costs related to the term loan facility, $4.6 million of unamortized issuance costs related to our revolving credit facility are included within other assets on the April 30, 2021 condensed consolidated balance sheet.
The Company is party to a credit facility (the "Credit Agreement”) that provides for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion; and
(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of April 30, 2021.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of April 30, 2021, the stated interest rate was 1.86% and the effective interest rate was 2.39%. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00, which steps down to 4.50 to 1.00 beginning with the fiscal quarter ending July 31, 2021 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100.0 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of April 30, 2021, and for the period then ended.
The obligations of HealthEquity under the Credit Agreement are required to be unconditionally guaranteed by WageWorks and Fort Effect Corp and are secured by security interests in substantially all assets of HealthEquity and the guarantors, subject to certain customary exceptions.

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended April 30,
(in thousands)	2021	2020
Cost of revenue	$2,403	$1,463
Sales and marketing	2,188	958
Technology and development	3,013	2,917
General and administrative	5,195	2,058
Other expense, net (1)	342	—
Total stock-based compensation expense	$13,141	$7,396
(1)Equity-based awards exchanged for cash in connection with the Luum Acquisition.
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of April 30, 2021, 7.5 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2021	1,674	$1.25 - 82.39	$31.46	5.00	$87,164
Exercised	(103)	$14.00 - 44.53	$26.46
Outstanding as of April 30, 2021	1,571	$1.25 - 82.39	$31.79	4.70	$69,562
Vested and expected to vest as of April 30, 2021	1,571		$31.79	4.70	$69,562
Exercisable as of April 30, 2021	1,463		$29.08	4.50	$68,694
Restricted stock units and restricted stock awards
A summary of RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2021	1,832	$60.41	193	$61.77
Granted	1,213	72.00	—	—
Vested	(274)	56.05	(116)	61.77
Forfeited	(36)	63.18	(73)	61.77
Outstanding as of April 30, 2021	2,735	$65.95	4	$61.72
Performance restricted stock units. During the first quarter of fiscal year 2022, the Company awarded 249,750 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2024. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $22.4 million.

Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee of the board of directors.
Note 10. Fair value
Fair value measurements are made at a specific point in time based on relevant market information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
•Level 1—quoted prices in active markets for identical assets or liabilities;
•Level 2—inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3—unobservable inputs based on the Company’s own assumptions.
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of April 30, 2021 due to the short-term nature of these instruments.
Our long-term debt is considered a Level 2 instrument and is recorded at book value in our condensed consolidated financial statements. Our long-term debt reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, we believe the fair value of our long-term debt approximates carrying value.
The contingent consideration liability resulting from the Luum Acquisition was determined using a Monte Carlo valuation model based on Level 3 inputs. The estimate of fair value of the contingent consideration obligation requires subjective assumptions to be made regarding the future business results, discount rates, volatilities, and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of achieving certain financial targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a level 3 measurement. Changes in current expectations of progress could change the probability of achieving the targets within the measurement periods and result in an increase or decrease in the fair value of the contingent consideration obligation. For further information, see Note 3—Business combination.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to close the acquisition of Further, the impact of the ongoing COVID-19 pandemic on the Company, the anticipated synergies and other benefits of the WageWorks acquisition, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts ("HSAs") and other consumer-directed benefits ("CDBs") offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we and our subsidiaries provide consumers with healthcare bill evaluation and payment processing services, personalized benefit information including information on treatment options and comparative pricing, access to remote and telemedicine benefits, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of April 30, 2021, we administered 5.8 million HSAs, with balances totaling $15.0 billion, which we call HSA Assets. Also, as of April 30, 2021, we administered 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 12.8 million as of April 30, 2021.
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
We have increased our share of the growing HSA market from 4% in calendar year 2010 to 16% in 2020, measured by HSA Assets. According to Devenir, today we are the largest HSA provider by accounts and second largest by assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to assist consumers is enhanced by our capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers. These strengths reflect our “DEEP Purple” culture of remarkable service to customers and teammates, achieved by driving excellence, ethics, and process into everything we do.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue, including the adverse impacts caused by the ongoing COVID-19 pandemic.
WageWorks Acquisition
On August 30, 2019, we completed the acquisition of WageWorks, Inc. (the "WageWorks Acquisition") and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under a new term loan facility and approximately $816.9 million of cash on hand. As a result of the WageWorks Acquisition, WageWorks Inc. became a wholly owned subsidiary of HealthEquity, Inc.
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
We are continuing our multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified opportunities of approximately $80 million in annualized ongoing net synergies to be achieved by the end of fiscal year 2022, of which approximately $65 million were achieved as of April 30, 2021. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $100 million incurred by the end of fiscal year 2022, resulting from investment in technology we use to provide our services, and to run our back-office systems, and from integration of technology, as well as rationalization of cost of operations. As of April 30, 2021, we had incurred a total of approximately $87 million of non-recurring merger integration costs related to the WageWorks Acquisition.
Luum Acquisition
In March 2021, we bolstered our commuter offering by acquiring 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition") for an aggregate purchase price consisting of $50.2 million in cash and up to $20.0 million in contingent payments payable during the two-year period following the closing of the Luum Acquisition. Luum provides employers with a suite of commute tools as well as real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Fifth Third Bank HSA portfolio acquisition
In April 2021, we entered into a definitive agreement with Fifth Third Bank, National Association ("Fifth Third"), to transition custodianship of Fifth Third’s HSA portfolio to HealthEquity. The definitive agreement contemplates a $60.8 million dollar purchase price for a transfer of approximately 149,000 HSA members and their approximately $477.0 million of HSA Assets. The agreement includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred. The transaction is subject to regulatory approval and satisfaction of other customary closing conditions.

Further Acquisition
In April 2021, we entered into a definitive agreement to acquire Further for $500 million. Further is a leading provider of HSA and other CDB administration services, with approximately 550,000 HSAs and $1.7 billion of HSA Assets. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by September 2021.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also "Results of operations - Revenue" for information relating to the ongoing COVID-19 pandemic and also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.
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
Our proprietary technology
We believe that innovations incorporated in our technology, which enable us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits, differentiate us from our competitors and drive our growth. We are building on these innovations by combining our HSA offering with WageWorks' complementary CDB offerings, giving us a full suite of CDB products, and adding to our solutions set and leadership position within the HSA sector. We intend to continue to invest in our technology development to enhance our capabilities and infrastructure, while maintaining a focus on data security and the privacy of our customers' data. For example, we are making significant investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement.
Our “DEEP Purple” service culture
The successful healthcare consumer needs education and guidance delivered by people as well as by technology. We believe that our "DEEP Purple" culture, which we define as driving excellence, ethics, and process while providing remarkable service, is a significant factor in our ability to attract and retain customers and to address nimbly, opportunities in the rapidly changing healthcare sector. We make significant efforts to promote and foster DEEP Purple within our workforce. We invest in and intend to continue to invest in human capital through technology-enabled training, career development, and advancement opportunities.
Interest rates
As a non-bank custodian, we contract with federally insured banks and credit unions, which we collectively call our Depository Partners, and also with insurance company partners, to hold custodial cash assets on behalf of our members. We earn a material portion of our total revenue from interest paid to us by these partners. The lengths of our agreements with Depository Partners typically range from three to five years and may have fixed or variable interest rate terms. The terms of new and renewing agreements may be impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members. We believe that diversification of Depository Partners, varied contract terms and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Although interest rates have improved, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic, the lack of demand from Depository Partners for deposits, and other market conditions that have caused the interest rates offered by our Depository Partners to decline significantly.
Interest on our long-term debt changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including healthcare service companies such as United Health Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale, and support of their products and services than we have at our disposal. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
As a result of the COVID-19 pandemic, we have seen an adverse impact on sales opportunities, with some opportunities delayed and most now being held virtually. As an increasing number of companies go out of business, the number of our Clients and potential Clients is adversely affected. Increased unemployment may mean that fewer of our members contribute to HSAs, FSAs, or other CDBs and reduce overall demand for our products. We have seen a significant decline in the use of commuter benefits due to many of our members working from home during the outbreak or other impacts from the outbreak, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend may continue after the pandemic. We have also seen a decline in interchange revenue across all other products. The extent to which the COVID-19 pandemic will negatively impact our business remains highly uncertain and cannot be accurately predicted.

Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our services, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data, and the new California Privacy Rights Act. We have also seen an increase in regulatory changes related to our services due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
On March 21, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. ARPA temporarily increased the dependent care flexible spending account contribution limit for the 2021 plan year. It also provided a temporary 100% subsidy of COBRA premium payments for eligible individuals who lost coverage due to an involuntary termination or a reduction of hours for up to 6 months.
Our acquisition strategy
We have a successful history of acquiring HSA portfolios and businesses that strengthen our service offerings. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquired HSA portfolios. We intend to continue to pursue acquisitions of complementary assets and businesses that we believe will strengthen our service offering, and our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	April 30, 2021	April 30, 2020	% Change	January 31, 2021
HSAs	5,846	5,380	9%	5,782
New HSAs from sales - Quarter-to-date	115	104	11%	370
New HSAs from sales - Year-to-date	115	104	11%	687
New HSAs from acquisitions - Year-to-date	—	—	n/a	—
HSAs with investments	371	245	51%	333
CDBs	6,986	7,338	(5)%	7,028
Total Accounts	12,832	12,718	1%	12,810
Average Total Accounts - Quarter-to-date	12,870	12,784	1%	12,659
Average Total Accounts - Year-to-date	12,870	12,784	1%	12,604
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 0.5 million, or 9%, from April 30, 2020 to April 30, 2021, due to further penetration into existing Network Partners and the addition of new Network Partners. The number of our CDBs decreased by approximately 0.4 million, or 5%, from April 30, 2020 to April 30, 2021, driven by a 0.7 million decrease in commuter benefit accounts that are currently suspended due to the COVID-19 pandemic and fewer workers being required to commute to an office, partially offset by an increase in COBRA accounts. The suspended commuter accounts continue to be administered on our platform and can be reinstated at any time. We have excluded the suspended commuter accounts from our account totals because they are currently not generating revenue for the Company.
HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

(in millions, except percentages)	April 30, 2021	April 30, 2020	% Change	January 31, 2021
HSA cash with yield (1)	$9,809	$8,338	18%	$9,875
HSA cash without yield (2)	217	386	(44)%	244
Total HSA cash	10,026	8,724	15%	10,119
HSA investments with yield (1)	4,869	2,483	96%	4,078
HSA investments without yield (2)	118	297	(60)%	138
Total HSA investments	4,987	2,780	79%	4,216
Total HSA Assets	15,013	11,504	31%	14,335
Average daily HSA cash with yield - Year-to-date	9,826	8,283	19%	8,599
Average daily HSA cash with yield - Quarter-to-date	$9,826	$8,283	19%	$9,060
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
Total HSA cash increased by $1.3 billion, or 15%, from April 30, 2020 to April 30, 2021, due primarily to HSA contributions, new HSAs, and decreased spending per HSA, partially offset by transfers to HSA investments.
Our HSA investment assets increased by $2.2 billion, or 79%, from April 30, 2020 to April 30, 2021, due primarily to transfers from HSA cash and appreciation of invested balances.
Our total HSA Assets increased by $3.5 billion, or 31%, from April 30, 2020 to April 30, 2021, due primarily to HSA contributions, new HSAs, decreased spending per HSA, and appreciation of invested balances.
Client-held funds

(in millions, except percentages)	April 30, 2021	April 30, 2020	% Change	January 31, 2021
Client-held funds (1)	$903	$894	1%	$986
Average daily Client-held funds - Year-to-date (1)	899	831	8%	847
Average daily Client-held funds - Quarter-to-date (1)	899	831	8%	848
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended April 30,
(in thousands)	2021	2020
Net income (loss)	$(2,615)	$1,826
Interest income	(408)	(600)
Interest expense	6,689	12,263
Income tax provision (benefit)	(3,451)	218
Depreciation and amortization	11,954	8,805
Amortization of acquired intangible assets	19,814	18,702
Stock-based compensation expense	12,799	7,396
Merger integration expenses	8,807	12,770
Acquisition costs (1)	5,939	94
Other (2)	(554)	1,535
Adjusted EBITDA	$58,974	$63,009
(1)For the three months ended April 30, 2021, acquisition costs included $0.3 million of stock-based compensation.
(2)For the three months ended April 30, 2021, other consisted of amortization of incremental costs to obtain a contract of $1.3 million offset by other income, net, of $1.8 million. For the three months ended April 30, 2020, other consisted of incremental costs to obtain a contract of $0.3 million and other costs of $1.3 million.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Adjusted EBITDA	$58,974	$63,009	$(4,035)	(6)%
As a percentage of revenue	32%	33%
Our Adjusted EBITDA decreased by $4.0 million, or 6%, from $63.0 million for the three months ended April 30, 2020 to $59.0 million for the three months ended April 30, 2021. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue of $5.8 million, or 3%, as described below.
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
Custodial revenue.    We earn custodial revenue primarily from our HSA Assets deposited with our Depository Partners and with our insurance company partners, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022.

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
Amortization of acquired intangible assets.    Amortization of acquired intangible assets results primarily from intangible assets acquired in connection with business combinations. The assets include acquired customer relationships, acquired developed technology, and acquired trade names and trademarks, which we amortize over the assets' estimated useful lives, estimated to be 7-15 years, 2-5 years, and 3 years, respectively. We also acquired intangible HSA portfolios from third-party custodians. We amortize these assets over the assets’ estimated useful life of 15 years. We evaluate our acquired intangible assets for impairment annually, or at a triggering event.
Merger integration.    Merger integration expenses include personnel and related expenses, including severance, professional fees, legal expenses, and facilities and technology expenses directly related to integration activities to merge operations as a result of acquisitions.

Interest expense
Interest expense consists of accrued interest expense and amortization of deferred financing costs associated with our credit agreement. Interest on our long-term debt changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other expense, net
Other expense, net, consists of acquisition costs, partially offset by interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of April 30, 2021, we have recorded an overall net deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three months ended April 30, 2021 and 2020
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Service revenue	$102,534	$111,271	$(8,737)	(8)%
Custodial revenue	46,978	46,899	79	—%
Interchange revenue	34,690	31,841	2,849	9%
Total revenue	$184,202	$190,011	$(5,809)	(3)%
Service revenue. The $8.7 million, or 8%, decrease in service revenue from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to the 0.7 million decrease in the number of commuter benefit accounts due to accounts being suspended as a result of the COVID-19 pandemic.
Custodial revenue. The $0.1 million, or less than 1%, increase in custodial revenue from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to the $1.5 billion, or 19%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was largely offset by a decrease in average annualized yield from 2.12% for the three months ended April 30, 2020 to 1.79% for the three months ended April 30, 2021, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic.
We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. This cash is being placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $2.8 million, or 9%, increase in interchange revenue from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to increased spend per HSA, partially offset by a decrease in spend with respect to commuter benefit accounts partially attributable to the COVID-19 pandemic and fewer workers being required to commute to an office.
Total revenue. Total revenue decreased by $5.8 million, or 3%, from the three months ended April 30, 2020 to the three months ended April 30, 2021, primarily due to the decrease in service revenue associated with suspended commuter benefit accounts, partially offset by an increase in interchange revenue.
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
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Service costs	$70,632	$71,013	$(381)	(1)%
Custodial costs	5,009	5,045	(36)	(1)%
Interchange costs	5,445	5,879	(434)	(7)%
Total cost of revenue	$81,086	$81,937	$(851)	(1)%
Service costs. The $0.4 million, or 1%, decrease in service costs from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to decreases in service costs related to commuter benefit accounts.
Custodial costs. The $36,000, or 1%, decrease in custodial costs from the three months ended April 30, 2020 to the three months ended April 30, 2021 was due to a lower average annualized rate of interest retained by HSA members on HSA cash with yield, which decreased from 0.21% for the three months ended April 30, 2020 to 0.18% for the three months ended April 30, 2021, largely offset by an increase in the average daily balance of HSA cash with yield, which increased from $8.3 billion for the three months ended April 30, 2020 to $9.8 billion for the three months ended April 30, 2021.
Interchange costs. The $0.4 million, or 7%, decrease in interchange costs from the three months ended April 30, 2020 to the three months ended April 30, 2021 was due to realized synergies attributable to the WageWorks Acquisition.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, realized synergies, and the impact of the COVID-19 pandemic.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Sales and marketing	$14,086	$11,455	$2,631	23%
Technology and development	35,469	31,078	4,391	14%
General and administrative	20,687	18,998	1,689	9%
Amortization of acquired intangible assets	19,814	18,702	1,112	6%
Merger integration	8,807	12,770	(3,963)	(31)%
Total operating expenses	$98,863	$93,003	$5,860	6%
Sales and marketing. The $2.6 million, or 23%, increase in sales and marketing expense from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to an increase in marketing expenses from increased staffing and marketing collateral and increases in team member and partner commissions.

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
Technology and development. The $4.4 million, or 14%, increase in technology and development expense from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to increases in amortization, stock-based compensation, and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, we expect our technology and development expenses to increase as a percentage of our total revenue pursuant to our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $1.7 million, or 9%, increase in general and administrative expense from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to increases in stock-based compensation, partially offset by decreases in personnel-related expenses.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, and insurance functions that we incur as we continue to grow our business. On an annual basis, we expect our general and administrative expenses to remain relatively steady as a percentage of our total revenue over the near term pursuant to our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $1.1 million increase in amortization of acquired intangible assets from the three months ended April 30, 2020 to the three months ended April 30, 2021 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to the inclusion of amortization related to HSA portfolios acquired during the fiscal year ended January 31, 2021.
Merger integration. The $8.8 million and $12.8 million in merger integration expense for the three months ended April 30, 2021 and 2020, respectively, was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology-related, and facilities expenses directly related to the WageWorks Acquisition. We expect integration expenses totaling approximately $100 million in the aggregate to be incurred by the end of fiscal year 2022. As of April 30, 2021, we had incurred a total of approximately $87 million of non-recurring merger integration costs related to the WageWorks Acquisition.
Interest expense
The $6.7 million and $12.3 million in interest expense for the three months ended April 30, 2021 and 2020 consisted primarily of interest accrued under our term loan facility and amortization of financing costs. We expect interest expense to decrease as a result of the principal repayments under our term loan facility and to fluctuate based on changes in prevailing interest rates.
Other expense, net
The $2.9 million increase in other expense, net, from $0.8 million during the three months ended April 30, 2020 to $3.6 million during the three months ended April 30, 2021 was due to a $5.8 million increase in acquisition costs, partially offset by a $2.9 million increase in other income, net.
Income tax provision (benefit)
Income tax benefit for the three months ended April 30, 2021 was $3.5 million, compared to income tax expense of $0.2 million for the three months ended April 30, 2020. The $3.7 million decrease in the tax provision for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 was primarily due to a decrease in pre-tax book income and an increase in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
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
Liquidity and capital resources
Cash and cash equivalents overview
Our principal sources of liquidity are our current cash and cash equivalents balances, collections from our service, custodial, and interchange revenue activities, and availability under our revolving credit facility described below. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, payments under our term loan facility, and capital expenditures.
As of April 30, 2021 and January 31, 2021, cash and cash equivalents were $736.8 million and $328.8 million, respectively. Cash and cash equivalents as of April 30, 2021 included $456.6 million of net proceeds we received from our follow-on public offering in the first quarter of fiscal year 2022 from the sale of 5,750,000 shares of our common stock, partially offset by $50.2 million used for the Luum Acquisition.
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
In the first quarter of fiscal year 2022, we closed a follow-on public offering of 5,750,000 shares of common stock at a public offering price of $80.30 per share, less the underwriters' discount. We received net proceeds of $456.6 million after deducting underwriting discounts and commissions of $4.6 million and other offering expenses of approximately $0.5 million.
Our credit agreement includes a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. We were in compliance with all covenants under the credit agreement as of April 30, 2021, and for the period then ended.
Use of cash
We used $50.2 million of the net proceeds from the follow-on public offering for the Luum Acquisition, with the remaining proceeds to be used for general corporate purposes, which may include prepayments under our term loan facility or potential acquisitions, including the acquisitions of Further and the Fifth Third Bank HSA portfolio.
Capital expenditures for the three months ended April 30, 2021 and 2020 were $18.0 million and $19.3 million, respectively. We expect to continue our current level of increased capital expenditures for the remainder of the fiscal year ending January 31, 2022 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$30,918	$15,026
Net cash used in investing activities	(67,801)	(25,294)
Net cash provided by (used in) financing activities	444,853	(10,365)
Increase (decrease) in cash and cash equivalents	407,970	(20,633)
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$736,773	$171,093
Cash flows from operating activities. Net cash provided by operating activities during the three months ended April 30, 2021 resulted from net loss of $2.6 million, plus depreciation and amortization expense of $31.8 million, stock-based compensation expense of $12.8 million, and amortization of debt issuance costs of $1.2 million, partially offset by other non-cash items and working capital changes totaling $12.3 million.
Net cash provided by operating activities during the three months ended April 30, 2020 resulted from net income of $1.8 million, plus depreciation and amortization expense of $27.5 million, stock-based compensation expense of $7.4 million, amortization of debt issuance costs of $1.2 million, and other non-cash items and working capital changes totaling $22.9 million.
Cash flows from investing activities. Cash used in investing activities for the three months ended April 30, 2021 resulted from the Luum Acquisition for $49.5 million, net of cash acquired, $15.5 million in software and capitalized software development, $2.5 million in purchases of property and equipment, and $0.3 million in acquisitions of intangible member assets.
Net cash used in investing activities for the three months ended April 30, 2020 resulted from $11.8 million in software and capitalized software development, $7.5 million in purchases of property and equipment, and $6.0 million in acquisitions of intangible member assets.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended April 30, 2021 resulted from $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock and the exercise of stock options of $4.2 million. These items were partially offset by $15.6 million of principal payments on our long-term debt and $0.4 million used in the settlement of Client-held funds obligation.
Net cash used in financing activities during the three months ended April 30, 2020 resulted from $7.8 million of principal payments on our long-term debt and $3.8 million used in the settlement of client-held funds obligation, partially offset by $1.2 million of proceeds associated with the exercise of stock options.
Contractual obligations
See Note 6—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of April 30, 2021, other than outstanding letters of credit issued under our revolving credit facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.
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

Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2021, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2021 and 2020, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of April 30, 2021 were $736.8 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of April 30, 2021 was $74.5 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk remains highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. Our HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of April 30, 2021, we had HSA Assets of approximately $15.0 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. The contract terms with our Depository Partners typically range from three to five years and have either fixed or variable interest rates. As our HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of deposits among Depository Partners and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Our Client-held funds are interest earning deposits from which we generate custodial revenue. As of April 30, 2021, we had Client-held funds of approximately $903.0 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2021, we had unrestricted cash and cash equivalents of $736.8 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. As of April 30, 2021, we had $987.5 million outstanding under our term loan facility and no amounts drawn under our revolving credit facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and revolving credit facility is variable and was 1.86 percent at April 30, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at April 30, 2021 would result in approximately $9.8 million of additional interest expense over the next 12 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the CEO and CFO have concluded that as of April 30, 2021, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting at the Company’s wholly owned subsidiary, WageWorks, described below.
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
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Luum on March 8, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of April 30, 2021 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Luum. Luum’s assets and revenues represented approximately 1%, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal quarter ended April 30, 2021.
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
Ongoing Integration and Remediation Efforts
Management has assessed the impact of the acquisition of WageWorks on the Company’s internal control over financial reporting and continues to assess changes driven by the integration of WageWorks with the existing operations at the consolidated Company. As part of this assessment, management has continued to evaluate the Company’s internal control environment to ensure that it has appropriate controls in place to mitigate the risks of a material misstatement to its consolidated financial statements associated with the WageWorks subsidiary and the Company as a whole.

In response to the COSO Framework component material weaknesses in the WageWorks subsidiary’s internal control over financial reporting, management has taken the following actions:
•performed a risk assessment and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks;
•dedicated certain senior finance, accounting, operational, and IT leadership team members to work on remediation efforts and appointed a third-party internal controls advisor to assist with such efforts;
•developed and have begun to execute a plan to implement a periodic assessment to monitor business changes impacting accounting processes and controls;
•incorporated certain WageWorks processes into the Company’s existing entity-level controls;
•established periodic reporting of the remediation plan progress to the Audit and Risk Committee of the Company's board of directors; and
•developed and have begun to execute a plan to formalize documentation underlying processes and controls to promote knowledge and information transfer across functions and upon personnel changes.
In response to the material weakness “A. Accounting Close and Financial Reporting,” management has taken the following actions:
•incorporated certain WageWorks processes into the Company’s process-level controls, including, but not limited to, those that address the monitoring of the accounting close cycle and enhanced the evaluation of accounting policies;
•redesigned certain processes and controls in conjunction with the enterprise resource planning “ERP” system migration described below; and
•developed and have begun to execute a plan to assess the relevancy of information and data used in key controls, including a plan to design or augment controls to incorporate the review of the accuracy and completeness of such items.
In addition to the steps above, specifically to address material weaknesses “B” and “C” above, the Company took the following measures:
•developed and have begun to execute a plan to consolidate service platforms related to the contract-to-cash cycle which will reduce a significant number of manual business process controls; and
•enhanced the design and have begun to monitor the operating effectiveness of controls related to logical access and change management for relevant WageWorks applications and systems.
As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plans described above.
As part of our integration efforts, we have migrated all of our material operations to a single ERP system for the consolidated Company that will enhance our business and financial processes and standardize our information systems. We have re-assessed risks in response to the ERP system migration and the associated changes to underlying processes. We have redesigned certain controls in response to the current risks and continue to monitor the operating effectiveness of the redesigned controls.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 could materially and adversely affect our business, financial condition and results of operations. Except as described below, there have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Our acquisition of the Further business may not be consummated, and the integration of the Further business may not be successful.
We have entered into an agreement to acquire Further. Completion of the acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the Further acquisition will be satisfied. Many of the conditions that are required to close the acquisition of Further are not within our control, and we cannot predict when, or if, the acquisition will be completed. In particular, the closing of the acquisition is subject to our ability to put in place group annuity contracts with an insurance company partner to hold the custodial and other account assets being transferred in the acquisition. These new group annuity contracts are subject to the approval of applicable state insurance departments and will be subject to counterparty risk with our insurance partner. The inability to complete the acquisition of Further could have a material adverse effect on our results of operations, financial condition and prospects.
The success of the Further acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Further with our business in an efficient and effective manner. The Further business is being carved out from the operations of its parent company. As such, the successful integration of the Further business with the Company is dependent on our ability to successfully carve out the Further business from its parent. While we intend to enter into a transition services agreement in order to effectively carve-out the Further business from its parent, no assurance can be given that the carve-out will be successful. In addition, the integration process could take longer than anticipated and could result in the loss of key employees, the disruption of the Company's ongoing business and the Further business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with team members, Clients, Network Partners, or other third parties, or our ability to achieve the anticipated benefits of the acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Further with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition of Further, and our business, results of operations and financial condition could be materially and adversely affected.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1†	Stock Purchase Agreement, dated as of March 8, 2021 between HealthEquity, Inc., the Sellers listed on Schedule 1 and Evan McCordick, solely as the Sellers’ Representative.	8-K	001-36568	2.1	March 8, 2021
10.2	Employment Agreement between Tyson Murdock and the Company	8-K	001-36568	10.1	April 1, 2021
10.3†	Asset and Unit Purchase Agreement, dated as of April 8, 2021, by and among Viking Acquisition Corp., HealthEquity, Inc., MII Life Insurance, Incorporated d/b/a Further and Aware Integrated, Inc.	8-K	001-36568	2.1	April 14, 2021
10.4†	Custodial Transfer and Asset Purchase Agreement, dated as of April 27, 2021, by and between Fifth Third Bank, National Association, and HealthEquity, Inc.	8-K	001-36568	2.1	April 27, 2021
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: June 8, 2021	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer