Form 10-Q
period 2021-07-31
HEALTHEQUITY, INC.
filed 2021-09-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021
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

As of August 31, 2021, there were 83,508,975 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2021	January 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$753,754	$328,803
Accounts receivable, net of allowance for doubtful accounts of $5,824 and $4,239 as of July 31, 2021 and January 31, 2021, respectively	74,223	72,767
Other current assets	32,637	58,607
Total current assets	860,614	460,177
Property and equipment, net	27,382	29,106
Operating lease right-of-use assets	83,768	89,508
Intangible assets, net	770,329	767,003
Goodwill	1,363,568	1,327,193
Other assets	42,973	37,420
Total assets	$3,148,634	$2,710,407
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,696	$1,614
Accrued compensation	40,154	50,670
Accrued liabilities	49,098	75,880
Current portion of long-term debt	78,125	62,500
Operating lease liabilities	13,051	14,037
Total current liabilities	185,124	204,701
Long-term liabilities
Long-term debt, net of issuance costs	895,449	924,217
Operating lease liabilities, non-current	69,998	74,224
Other long-term liabilities	20,091	8,808
Deferred tax liability	115,306	119,729
Total long-term liabilities	1,100,844	1,126,978
Total liabilities	1,285,968	1,331,679
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 83,608 and 77,168 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	8	8
Additional paid-in capital	1,648,743	1,158,372
Accumulated earnings	213,915	220,348
Total stockholders’ equity	1,862,666	1,378,728
Total liabilities and stockholders’ equity	$3,148,634	$2,710,407
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue
Service revenue	$109,182	$103,805	$211,716	$215,076
Custodial revenue	48,776	46,909	95,754	93,808
Interchange revenue	31,145	25,325	65,835	57,166
Total revenue	189,103	176,039	373,305	366,050
Cost of revenue
Service costs	67,334	65,246	137,966	136,259
Custodial costs	4,824	4,998	9,833	10,043
Interchange costs	4,974	4,011	10,419	9,890
Total cost of revenue	77,132	74,255	158,218	156,192
Gross profit	111,971	101,784	215,087	209,858
Operating expenses
Sales and marketing	15,476	12,167	29,562	23,622
Technology and development	37,898	30,654	73,367	61,732
General and administrative	22,812	20,493	43,499	39,491
Amortization of acquired intangible assets	20,289	19,077	40,103	37,779
Merger integration	16,371	10,365	25,178	23,135
Total operating expenses	112,846	92,756	211,709	185,759
Income (loss) from operations	(875)	9,028	3,378	24,099
Other expense
Interest expense	(7,254)	(8,895)	(13,943)	(21,158)
Other income (expense), net	344	(824)	(3,286)	(1,588)
Total other expense	(6,910)	(9,719)	(17,229)	(22,746)
Income (loss) before income taxes	(7,785)	(691)	(13,851)	1,353
Income tax benefit	(3,967)	(543)	(7,418)	(325)
Net income (loss) and comprehensive income (loss)	$(3,818)	$(148)	$(6,433)	$1,678
Net income (loss) per share:
Basic	$(0.05)	$0.00	$(0.08)	$0.02
Diluted	$(0.05)	$0.00	$(0.08)	$0.02
Weighted-average number of shares used in computing net income (loss) per share:
Basic	83,481	72,343	82,628	71,669
Diluted	83,481	72,343	82,628	72,971
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Total stockholders' equity, beginning balance	$1,848,270	$1,040,650	$1,378,728	$1,030,295

Common stock:
Beginning balance	8	7	8	7
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Other issuance of common stock	—	1	—	1
Ending balance	8	8	8	8
Additional paid-in capital:
Beginning balance	1,630,529	827,303	1,158,372	818,774
Issuance of common stock upon exercise of stock options, and for restricted stock	2,599	1,618	5,315	2,751
Other issuance of common stock	(2)	286,777	456,640	286,777
Stock-based compensation	15,617	11,438	28,416	18,834
Ending balance	1,648,743	1,127,136	1,648,743	1,127,136
Accumulated earnings
Beginning balance	217,733	213,340	220,348	211,514
Net income (loss)	(3,818)	(148)	(6,433)	1,678
Ending balance	213,915	213,192	213,915	213,192

Total stockholders' equity, ending balance	$1,862,666	$1,340,336	$1,862,666	$1,340,336
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(6,433)	$1,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,819	56,106
Stock-based compensation	28,416	18,834
Amortization of debt issuance costs	2,482	2,533
Change in fair value of contingent consideration	1,011	—
Other non-cash items	(752)	1,145
Deferred taxes	(4,051)	(568)
Changes in operating assets and liabilities:
Accounts receivable, net	(230)	628
Other assets	20,636	(3,187)
Operating lease right-of-use assets	6,060	5,563
Accrued compensation	(10,639)	(13,854)
Accounts payable, accrued liabilities, and other current liabilities	(30,213)	30
Operating lease liabilities, non-current	(4,556)	(5,723)
Other long-term liabilities	1,616	5,477
Net cash provided by operating activities	68,166	68,662
Cash flows from investing activities:
Acquisitions, net of cash acquired	(49,533)	—
Purchases of software and capitalized software development costs	(32,097)	(21,787)
Purchases of property and equipment	(6,352)	(8,987)
Acquisition of intangible member assets	(2,653)	(24,922)
Proceeds from sale of equity securities	2,367	—
Net cash used in investing activities	(88,268)	(55,696)
Cash flows from financing activities:
Proceeds from follow-on equity offering, net of payments for offering costs	456,642	287,318
Principal payments on long-term debt	(15,625)	(215,625)
Settlement of client-held funds obligation, net	(2,636)	(10,292)
Proceeds from exercise of common stock options	6,672	2,817
Net cash provided by financing activities	445,053	64,218
Increase in cash and cash equivalents	424,951	77,184
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$753,754	$268,910
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2021	2020
Supplemental cash flow data:
Interest expense paid in cash	$9,838	$17,659
Income tax payments (refunds), net	(5,545)	798
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	4,077	1,262
Purchases of property and equipment included in accounts payable or accrued liabilities	357	1,104
Contingent consideration recognized at acquisition	8,147	—
Exercise of common stock options receivable	119	66
Purchases of intangible member assets	—	58
Additions to goodwill due to measurement period adjustments	—	1,177
Follow-on equity offering costs accrued during the period	—	540
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
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2021 and for the three and six months ended July 31, 2021 and 2020 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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

Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator (basic and diluted):
Net income (loss)	$(3,818)	$(148)	$(6,433)	$1,678
Denominator (basic):
Weighted-average common shares outstanding	83,481	72,343	82,628	71,669
Denominator (diluted):
Weighted-average common shares outstanding	83,481	72,343	82,628	71,669
Weighted-average dilutive effect of stock options and restricted stock units	—	—	—	1,302
Diluted weighted-average common shares outstanding	83,481	72,343	82,628	72,971
Net income (loss) per share:
Basic	$(0.05)	$0.00	$(0.08)	$0.02
Diluted	$(0.05)	$0.00	$(0.08)	$0.02
For the three months ended July 31, 2021 and 2020, 1.9 million and 2.1 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2021 and 2020, approximately 2.0 million and 0.6 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Business combination
Acquisition of Luum
On March 8, 2021, the Company acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition"). Luum provides employers with a suite of commute tools as well as real-time commute data to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits. The aggregate purchase price consisted of $50.2 million in cash, and up to $20.0 million in additional payments which are contingent on Luum achieving certain revenue targets during the two-year period following the closing of the Luum Acquisition and, if achieved, would be payable in fiscal years 2023 and 2024. The Company recorded an $8.1 million liability representing its best estimate of the fair value of the contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs and will be remeasured to fair value quarterly, with any changes in the fair value recorded as other income (expense), net, in the condensed consolidated statement of operations and comprehensive income (loss). As of July 31, 2021, the fair value of the contingent consideration liability was $9.2 million.
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

The following table summarizes the Company's current allocation of the consideration paid:

(in thousands)	Estimated fair value
Cash and cash equivalents	$626
Other current assets	1,469
Intangible assets	23,900
Goodwill	36,374
Other assets	100
Current liabilities	(597)
Deferred tax liability	(3,566)
Total consideration paid	$58,306
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
The preliminary allocation of consideration exchanged to acquired identified intangible assets is as follows:

($ in thousands)	Fair value	Estimated life (in years)
Customer relationships (1)	$12,400	7.0
Developed technology (1)	10,900	5.0
Trade names & trademarks (1)	600	3.0
Total acquired intangible assets	$23,900	6.0
(1) The Company preliminarily valued the acquired assets utilizing the discounted cash flow method, a form of the income approach.

The pro forma effects of the Luum Acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial information is presented.
Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income (loss) components consisted of the following:
Property and equipment
Property and equipment consisted of the following as of July 31, 2021 and January 31, 2021:

(in thousands)	July 31, 2021	January 31, 2021
Leasehold improvements	$20,604	$22,271
Furniture and fixtures	9,014	9,230
Computer equipment	33,927	28,592
Property and equipment, gross	63,545	60,093
Accumulated depreciation	(36,163)	(30,987)
Property and equipment, net	$27,382	$29,106
Depreciation expense for the three months ended July 31, 2021 and 2020 was $3.5 million and $4.1 million, respectively, and $7.4 million and $8.0 million for the six months ended July 31, 2021 and 2020, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2021 and January 31, 2021, the balance of deferred revenue was $4.0 million and $4.1 million, respectively. The balances are related to cash received in advance for an interchange revenue arrangement, other up-front fees and other commuter deferred revenue, and are generally recognized within twelve months, with the exception of the interchange arrangement, which is recognized over a term of approximately ten years. During the three and six months ended July 31, 2021, approximately $0.5 million and $1.1 million of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2021.
Leases
The components of operating lease costs were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$3,498	$3,925	$7,809	$8,249
Sublease income	(450)	(450)	(900)	(900)
Net operating lease expense	$3,048	$3,475	$6,909	$7,349
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Interest income	$533	$76	$941	$676
Acquisition gains (costs), net	(1,665)	28	(7,604)	(66)
Other income (expense), net	1,476	(928)	3,377	(2,198)
Total other income (expense), net	$344	$(824)	$(3,286)	$(1,588)
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,261	$6,468
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$320	$17,480
Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of July 31, 2021 and January 31, 2021:

(in thousands)	July 31, 2021	January 31, 2021
Amortizable intangible assets:
Software and software development costs	$161,134	$127,005
Acquired HSA portfolios	127,794	125,141
Acquired customer relationships	613,781	601,381
Acquired developed technology	107,825	96,925
Acquired trade names	12,900	12,300
Amortizable intangible assets, gross	1,023,434	962,752
Accumulated amortization	(253,105)	(195,749)
Amortizable intangible assets, net	$770,329	$767,003
Amortization expense for the three months ended July 31, 2021 and 2020 was $29.5 million and $24.5 million, respectively, and $57.4 million and $48.1 million for the six months ended July 31, 2021 and 2020, respectively.
Goodwill
During the six months ended July 31, 2021, goodwill increased by $36.4 million due to the Luum Acquisition. For further information, see Note 3—Business combination. There were no other changes to the carrying value of goodwill during the six months ended July 31, 2021.

Note 6. Commitments and contingencies
Commitments
Contingent acquisition consideration. In connection with the Luum Acquisition, the Company agreed to pay up to $20.0 million in additional payments which are contingent on Luum achieving certain revenue targets during the two-year period following the closing of the Luum Acquisition and, if achieved, would be payable in fiscal years 2023 and 2024. For further information, see Note 3—Business combination.
Fifth Third Bank HSA portfolio acquisition. In April 2021, the Company entered into a definitive agreement with Fifth Third Bank, National Association ("Fifth Third"), to transition custodianship of Fifth Third’s HSA portfolio to HealthEquity. The definitive agreement contemplates a $60.8 million dollar purchase price for a transfer of approximately 149,000 HSA members and their approximately $477.0 million of HSA assets. The agreement includes a mechanism to adjust the purchase price based on the amount of HSA assets actually transferred. The transaction is subject to satisfaction of certain customary closing conditions and is expected to close by the end of the Company's fiscal third quarter.
Further acquisition. In April 2021, the Company entered into a definitive agreement to acquire Further for $500 million. Further is a leading provider of HSA and other CDB administration services, with approximately 550,000 HSAs and $1.7 billion of HSA assets. In September 2021, the terms of the acquisition were amended pursuant to two agreements: (1) an agreement to acquire all cash balances and investment assets included in any voluntary employee beneficiary association (“VEBA”) account that is funding a health reimbursement arrangement (either Section 501(c)(9) or Section 115 trusts) and all contracts related exclusively thereto for, which is anticipated to close on January 31, 2022 for a maximum purchase price of $45 million, calculated based on the actual amount of VEBA assets transferred relative to the total amount of VEBA assets as of April 30, 2021, and (2) an amended agreement to acquire the remainder of the Further business for $455 million, with a target closing date on November 1, 2021. The transactions are subject to satisfaction of certain customary closing conditions.
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
Other commitments. The Company’s other commitments consist primarily of a term loan facility, operating lease obligations for office space, data storage facilities, and other leases, a processing services agreement with a vendor, and contractual commitments related to network infrastructure, equipment, and certain maintenance agreements under long-term, non-cancelable commitments. Except for the items noted above, there were no material changes during the three and six months ended July 31, 2021, outside of the ordinary course of business, in our commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Contingencies
As described above, the Company's right to terminate an operating lease agreement with aggregate undiscounted lease payments of $63.1 million is disputed by the landlord.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of covenants, representations, and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Legal matters
On March 9, 2018, a putative class action was filed in the U.S. District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company's subsidiary WageWorks, Inc. ("WageWorks"), its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleged claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering. The class action settled for $30.0 million. During the quarter ended July 31, 2021, WageWorks contributed $5.0 million and its insurers paid the remaining $25.0 million. The court granted final approval of the settlement and entered a final judgment on August 20, 2021.
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
As required under GAAP, the Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except with respect to the Securities Class Action, which has been settled, the Company does not believe, based on currently available information, that any liabilities relating to these matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
Note 7. Income taxes
The Company follows Accounting Standards Codification ("ASC") 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income (loss) to determine the interim benefit or provision for income taxes. For the three and six months ended July 31, 2021, the Company recorded an income tax benefit of $4.0 million and $7.4 million, respectively. This resulted in an effective income tax benefit rate of 50.8% and 53.6% for the three and six months ended July 31, 2021, respectively, compared with an effective income tax benefit rate of 78.6% and 24.0% for the three and six months ended July 31, 2020, respectively. For the three and six months ended July 31, 2021, discrete tax items had an effective tax rate benefit of 25.6% and 28.9%, respectively, compared with an effective tax rate benefit of 62.9% and 57.4% for the three and six months ended July 31, 2020, respectively, primarily due to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
As of July 31, 2021 and January 31, 2021, the Company’s total gross unrecognized tax benefit was $10.7 million and $10.2 million, respectively. If recognized, $9.9 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2021.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and in the state of Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2001.

Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	July 31, 2021	January 31, 2021
Term loan facility	$987,500	$1,003,125
Less: unamortized loan issuance costs (1)	13,926	16,408
Long-term debt, net of issuance costs	$973,574	$986,717
(1)In addition to the $13.9 million and $16.4 million of unamortized issuance costs related to the term loan facility as of July 31, 2021 and January 31, 2021, respectively, $4.3 million and $5.0 million of unamortized issuance costs related to our revolving credit facility are included within other assets on the condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021, respectively.
The Company is party to a credit facility (the "Credit Agreement”) that provides for:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $1.25 billion; and
(ii)      a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including acquisitions and other investments. No amounts were drawn under the Revolving Credit Facility as of July 31, 2021.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of July 31, 2021, the stated interest rate was 1.84% and the effective interest rate was 2.37%. The Company is also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 4.50 to 1.00 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100.0 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of July 31, 2021, and for the period then ended.
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

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$3,068	$2,065	$5,471	$3,528
Sales and marketing	2,660	1,818	4,848	2,776
Technology and development	3,693	2,493	6,706	5,410
General and administrative	6,196	5,062	11,391	7,120
Other expense (1)	—	—	342	—
Total stock-based compensation expense	$15,617	$11,438	$28,758	$18,834
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of July 31, 2021, 7.5 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2021	1,674	$1.25 - 82.39	$31.46	5.00	$87,164
Exercised	(225)	$1.25 - 44.53	$23.69
Outstanding as of July 31, 2021	1,449	$1.25 - 82.39	$32.66	4.40	$60,083
Vested and expected to vest as of July 31, 2021	1,449		$32.66	4.40	$60,083
Exercisable as of July 31, 2021	1,352		$29.95	4.20	$59,645
Restricted stock units and restricted stock awards
A summary of RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2021	1,832	$60.41	193	$61.77
Granted	1,265	72.47	—	—
Vested	(383)	57.64	(116)	61.77
Forfeited	(103)	60.43	(73)	61.77
Outstanding as of July 31, 2021	2,611	$66.66	4	$61.72
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
Level 1 instruments are valued based on publicly available daily net asset values. Level 1 instruments consist primarily of cash and cash equivalents. The carrying value of cash and cash equivalents approximate fair values as of July 31, 2021 due to the short-term nature of these instruments.
Our long-term debt is considered a Level 2 instrument and is recorded at book value in our condensed consolidated financial statements. Our long-term debt reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, we believe the fair value of our long-term debt approximates carrying value.
The contingent consideration liability resulting from the Luum Acquisition was determined using a Monte Carlo valuation model based on Level 3 inputs. The estimate of fair value of the contingent consideration obligation requires subjective assumptions to be made regarding revenue growth rates, discount rates, peer revenue volatilities, and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of achieving certain revenue targets. The fair value measurement is based on inputs unobservable in the market and thus represents a level 3 measurement. Changes in current expectations of progress could change the probability of achieving the targets within the measurement periods and result in an increase or decrease in the fair value of the contingent consideration obligation. For further information, see Note 3—Business combination.
The following table reconciles the change in the fair value of the contingent consideration during the period presented:

(in thousands)	Carrying Amount
Balance as of January 31, 2021	$—
Contingent consideration recognized at acquisition	8,147
Change in fair value recognized in the condensed consolidated statement of operations and comprehensive income (loss)	1,011
Balance as of July 31, 2021	$9,158

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to close the acquisition of Further, the impact of the ongoing COVID-19 pandemic on the Company, the anticipated synergies and other benefits of the acquisitions of WageWorks and Further, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of July 31, 2021, we administered 6.0 million HSAs, with balances totaling $15.5 billion, which we call HSA Assets. Also, as of July 31, 2021, we administered 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 13.1 million as of July 31, 2021.
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
We are continuing our multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified opportunities of approximately $80 million in annualized ongoing net synergies to be achieved by the end of fiscal year 2022, of which approximately $70 million were achieved as of July 31, 2021. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $100 million resulting from investment in technology we use to provide our services, and to run our back-office systems, and from integration of technology, as well as rationalization of cost of operations. Merger integration expenses attributable to the WageWorks Acquisition are expected to be completed by the end of fiscal year 2022, with the exception of ongoing lease expense related to certain WageWorks offices that have been permanently closed, less any related sublease income. As of July 31, 2021, we had incurred a total of $96 million of non-recurring merger integration costs related to the WageWorks Acquisition.
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
Fifth Third Bank HSA portfolio acquisition
In April 2021, we entered into a definitive agreement with Fifth Third Bank, National Association ("Fifth Third"), to transition custodianship of Fifth Third’s HSA portfolio to HealthEquity. The definitive agreement contemplates a $60.8 million dollar purchase price for a transfer of approximately 149,000 HSA members and their approximately $477.0 million of HSA Assets. The agreement includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred. The transaction is subject to satisfaction of certain customary closing conditions and is expected to close by the end of our fiscal third quarter.

Further Acquisition
In April 2021, we entered into a definitive agreement to acquire Further for $500 million. Further is a leading provider of HSA and other CDB administration services, with approximately 550,000 HSAs and $1.7 billion of HSA Assets. In September 2021, the terms of the acquisition were amended pursuant to two agreements: (1) an agreement to acquire all cash balances and investment assets included in any voluntary employee beneficiary association (“VEBA”) account that is funding a health reimbursement arrangement (either Section 501(c)(9) or Section 115 trusts) and all contracts related exclusively thereto for, which is anticipated to close on January 31, 2022 for a maximum purchase price of $45 million, calculated based on the actual amount of VEBA assets transferred relative to the total amount of VEBA assets as of April 30, 2021, and (2) an amended agreement to acquire the remainder of the Further business for $455 million, with a target closing date on November 1, 2021. The transactions are subject to satisfaction of certain customary closing conditions.
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
Although interest rates have improved somewhat, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic, the lack of demand from Depository Partners for deposits, and other market conditions that have caused the interest rates offered by our Depository Partners to decline significantly.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2021	July 31, 2020	% Change	January 31, 2021
HSAs	5,972	5,384	11%	5,782
New HSAs from sales - Quarter-to-date	180	108	67%	370
New HSAs from sales - Year-to-date	295	213	38%	687
New HSAs from acquisitions - Year-to-date	—	—	n/a	—
HSAs with investments	402	284	42%	333
CDBs	7,171	7,090	1%	7,028
Total Accounts	13,143	12,474	5%	12,810
Average Total Accounts - Quarter-to-date	13,358	12,416	8%	12,659
Average Total Accounts - Year-to-date	13,114	12,602	4%	12,604
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 0.6 million, or 11%, from July 31, 2020 to July 31, 2021, due to further penetration into existing Network Partners and the addition of new Network Partners. The number of our CDBs increased by approximately 0.1 million, or 1%, from July 31, 2020 to July 31, 2021, driven by an increase in COBRA accounts, largely offset by a decrease in commuter benefit accounts that are currently suspended due to the COVID-19 pandemic and fewer workers being required to commute to an office. The suspended commuter accounts continue to be administered on our platform and can be reinstated at any time. We have excluded the suspended commuter accounts from our account totals because they are currently not generating revenue for the Company.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2021	July 31, 2020	% Change	January 31, 2021
HSA cash with yield (1)	$9,938	$8,626	15%	$9,875
HSA cash without yield (2)	90	344	(74)%	244
Total HSA cash	10,028	8,970	12%	10,119
HSA investments with yield (1)	5,351	3,046	76%	4,078
HSA investments without yield (2)	92	195	(53)%	138
Total HSA investments	5,443	3,241	68%	4,216
Total HSA Assets	15,471	12,211	27%	14,335
Average daily HSA cash with yield - Year-to-date	9,838	8,332	18%	8,599
Average daily HSA cash with yield - Quarter-to-date	$9,850	$8,380	18%	$9,060
(1)HSA Assets that generate custodial revenue.
(2)HSA Assets that do not generate custodial revenue.
HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) HSA cash, which includes cash deposits with our Depository Partners or other custodians and cash placed in annuity contracts with our insurance company partners, and (ii) HSA investments in mutual funds through our custodial investment fund partners. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.

Total HSA cash increased by $1.1 billion, or 12%, from July 31, 2020 to July 31, 2021, due primarily to HSA contributions, new HSAs, and decreased spending per HSA, partially offset by transfers to HSA investments.
HSA investments increased by $2.2 billion, or 68%, from July 31, 2020 to July 31, 2021, due primarily to transfers from HSA cash and appreciation of invested balances.
Total HSA Assets increased by $3.3 billion, or 27%, from July 31, 2020 to July 31, 2021, due primarily to HSA contributions, new HSAs, decreased spending per HSA, and appreciation of invested balances.
Client-held funds

(in millions, except percentages)	July 31, 2021	July 31, 2020	% Change	January 31, 2021
Client-held funds (1)	$810	$840	(4)%	$986
Average daily Client-held funds - Year-to-date (1)	876	861	2%	847
Average daily Client-held funds - Quarter-to-date (1)	853	891	(4)%	848
(1) Client-held funds that generate custodial revenue.
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
Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, gains and losses on equity securities, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses, and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(3,818)	$(148)	$(6,433)	$1,678
Interest income	(533)	(76)	(941)	(676)
Interest expense	7,254	8,895	13,943	21,158
Income tax benefit	(3,967)	(543)	(7,418)	(325)
Depreciation and amortization	12,762	9,522	24,716	18,327
Amortization of acquired intangible assets	20,289	19,077	40,103	37,779
Stock-based compensation expense	15,617	11,438	28,416	18,834
Merger integration expenses	16,371	10,365	25,178	23,135
Acquisition costs (gains) (1)	1,665	(28)	7,604	66
Gain on equity securities	(1,677)	—	(1,677)	—
Other (2)	1,552	1,500	999	3,034
Adjusted EBITDA	$65,515	$60,002	$124,490	$123,010
(1)For the six months ended July 31, 2021, acquisition costs included $0.3 million of stock-based compensation.
(2)For the three months ended July 31, 2021 and 2020, other consisted of amortization of incremental costs to obtain a contract of $1.4 million and $0.6 million, respectively, and other costs, net, of $0.2 million and $0.9 million, respectively. For the six months ended July 31, 2021 and 2020, other consisted of amortization of incremental costs to obtain a contract of $2.6 million and $0.8 million, respectively, and other income of $1.6 million and other costs of $2.2 million, respectively.

The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Adjusted EBITDA	$65,515	$60,002	$5,513	9%	$124,490	$123,010	$1,480	1%
As a percentage of revenue	35%	34%			33%	34%
Our Adjusted EBITDA increased by $5.5 million, or 9%, from $60.0 million for the three months ended July 31, 2020 to $65.5 million for the three months ended July 31, 2021. The increase in Adjusted EBITDA was primarily driven by an increase in revenue related to COBRA benefits administration, which increased primarily due to the temporary COBRA subsidy available to eligible individuals under ARPA.
Our Adjusted EBITDA increased by $1.5 million, or 1%, from $123.0 million for the six months ended July 31, 2020 to $124.5 million for the six months ended July 31, 2021. The increase in Adjusted EBITDA was driven by the increase in revenue related to COBRA benefits administration, partially offset by a decrease in the number of commuter benefit accounts due to accounts being suspended as a result of the COVID-19 pandemic.
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
Custodial revenue.    We earn custodial revenue primarily from HSA Assets deposited with our Depository Partners and with our insurance company partners, Client-held funds deposited with our Depository Partners, and recordkeeping fees we earn in respect of mutual funds in which our members invest. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022.
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
Other income (expense), net
Other income (expense), net, consists of acquisition costs, interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2021, we have recorded an overall net deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three and six months ended July 31, 2021 and 2020
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service revenue	$109,182	$103,805	$5,377	5%	$211,716	$215,076	$(3,360)	(2)%
Custodial revenue	48,776	46,909	1,867	4%	95,754	93,808	1,946	2%
Interchange revenue	31,145	25,325	5,820	23%	65,835	57,166	8,669	15%
Total revenue	$189,103	$176,039	$13,064	7%	$373,305	$366,050	$7,255	2%
Service revenue. The $5.4 million, or 5%, increase in service revenue from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to an increase in revenue related to COBRA benefits administration, which increased primarily due to the temporary COBRA subsidy available to eligible individuals under ARPA.
The $3.4 million, or 2%, decrease in service revenue from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to the decrease in the number of commuter benefit accounts due to accounts being suspended as a result of the COVID-19 pandemic, partially offset the increase in revenue related to COBRA benefits administration.
Custodial revenue. The $1.9 million, or 4%, increase in custodial revenue from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to the $1.5 billion, or 18%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in average annualized yield from 2.10% for the three months ended July 31, 2020 to 1.77% for the three months ended July 31, 2021, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic.
The $1.9 million, or 2%, increase in custodial revenue from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to the $1.5 billion, or 18%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in average annualized yield from 2.11% for the six months ended July 31, 2020 to 1.78% for the six months ended July 31, 2021, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic.
We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. This cash is being placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $5.8 million, or 23%, increase in interchange revenue from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to increased spend per account, as healthcare-related restrictions related to the COVID-19 pandemic have decreased.
The $8.7 million, or 15%, increase in interchange revenue from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to increased spend per account, as healthcare-related restrictions related to the COVID-19 pandemic have decreased, partially offset by a decrease in spend with respect to commuter benefit accounts partially attributable to the COVID-19 pandemic and fewer workers being required to commute to an office.
Total revenue. Total revenue increased $13.1 million, or 7%, from the three months ended July 31, 2020 to the three months ended July 31, 2021 due to the increases in interchange, service, and custodial revenues.
Total revenue increased $7.3 million, or 2%, from the six months ended July 31, 2020 to the six months ended July 31, 2021 due to the increases in interchange and custodial revenues, partially offset by the decrease in service revenue.

Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by the COVID-19 pandemic, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly, which reduces the yield on funds placed with our Depository Partners in this environment. Sales opportunities have also been impacted, with some opportunities delayed and most now being held virtually. In addition, we are required to support our Clients' open enrollment activities virtually. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third party contracts that we rely on to provide our services. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak and other impacts from the outbreak, and the "work from home" trend may continue after the pandemic. In particular, the recent increased spread of COVID-19 and the associated decisions by employers to delay return-to-office plans for their employees will further delay the recovery of use of these commuter benefits. During the initial stages of the COVID-19 pandemic, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. If the current increase in COVID-19 cases results in new lockdowns or restrictions on elective medical procedures, our interchange revenue and service revenue could again be negatively impacted. The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service costs	$67,334	$65,246	$2,088	3%	$137,966	$136,259	$1,707	1%
Custodial costs	4,824	4,998	(174)	(3)%	9,833	10,043	(210)	(2)%
Interchange costs	4,974	4,011	963	24%	10,419	9,890	529	5%
Total cost of revenue	$77,132	$74,255	$2,877	4%	$158,218	$156,192	$2,026	1%
Service costs. The $2.1 million, or 3%, increase in service costs from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to an increase in costs related to COBRA benefits administration, which increased primarily due to efforts to implement the offering of the temporary COBRA subsidy available to eligible individuals under ARPA.
The $1.7 million, or 1%, increase in service costs from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to an increase in costs related to COBRA benefits administration, which increased primarily due to efforts to implement the offering of the temporary COBRA subsidy available to eligible individuals under ARPA.
Custodial costs. The $0.2 million, or 3%, decrease in custodial costs from the three months ended July 31, 2020 to the three months ended July 31, 2021 was due to a lower average annualized rate of interest retained by HSA members on HSA cash with yield, which decreased from 0.20% for the three months ended July 31, 2020 to 0.16% for the three months ended July 31, 2021, partially offset by an increase in the average daily balance of HSA cash with yield, which increased from $8.4 billion for the three months ended July 31, 2020 to $9.9 billion for the three months ended July 31, 2021.
The $0.2 million, or 2%, decrease in custodial costs from the six months ended July 31, 2020 to the six months ended July 31, 2021 was due to a lower average annualized rate of interest retained by HSA members on HSA cash with yield, which decreased from 0.20% for the six months ended July 31, 2020 to 0.17% for the six months ended July 31, 2021, partially offset by an increase in the average daily balance of HSA cash with yield, which increased from $8.3 billion for the six months ended July 31, 2020 to $9.8 billion for the six months ended July 31, 2021.
Interchange costs. The $1.0 million, or 24%, increase in interchange costs from the three months ended July 31, 2020 to the three months ended July 31, 2021 was due to higher card spend volumes, as healthcare-related restrictions related to the COVID-19 pandemic have decreased.
The $0.5 million, or 5%, increase in interchange costs from the six months ended July 31, 2020 to the six months ended July 31, 2021 was due to higher card spend volumes, as healthcare-related restrictions related to the COVID-19 pandemic have decreased.

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
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$15,476	$12,167	$3,309	27%	$29,562	$23,622	$5,940	25%
Technology and development	37,898	30,654	7,244	24%	73,367	61,732	11,635	19%
General and administrative	22,812	20,493	2,319	11%	43,499	39,491	4,008	10%
Amortization of acquired intangible assets	20,289	19,077	1,212	6%	40,103	37,779	2,324	6%
Merger integration	16,371	10,365	6,006	58%	25,178	23,135	2,043	9%
Total operating expenses	$112,846	$92,756	$20,090	22%	$211,709	$185,759	$25,950	14%
Sales and marketing. The $3.3 million, or 27%, increase in sales and marketing expense from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to an increase in marketing expenses from increased team member and partner commissions, staffing, and marketing materials.
The $5.9 million, or 25%, increase in sales and marketing expense from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to an increase in marketing expenses from increased staffing and marketing collateral and increases in team member and partner commissions.
We expect our sales and marketing expenses to increase for the foreseeable future as we focus on our cross-selling program and marketing campaigns. On an annual basis, we expect our sales and marketing expenses to continue to increase as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $7.2 million, or 24%, increase in technology and development expense from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to increases in amortization, stock-based compensation, and personnel-related expenses.
The $11.6 million, or 19%, increase in technology and development expense from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to increases in amortization, stock-based compensation, and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, we expect our technology and development expenses to continue to increase as a percentage of our total revenue pursuant to our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $2.3 million, or 11%, increase in general and administrative expense from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to increases in credit losses on trade receivables and stock-based compensation, partially offset by decreases in personnel-related expenses and professional fees.
The $4.0 million, or 10%, increase in general and administrative expense from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to increases in credit losses on trade receivables and stock-based compensation, partially offset by decreases in personnel-related expenses and professional fees.
We expect our general and administrative expenses to continue to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, and insurance functions that we incur as we continue to grow our business. On an annual basis, we expect our general and administrative expenses to remain relatively steady as a percentage of our total revenue over the near term pursuant to our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $1.2 million, or 6%, increase in amortization of acquired intangible assets from the three months ended July 31, 2020 to the three months ended July 31, 2021 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Luum Acquisition. The remainder of the increase was due to amortization of acquired HSA portfolios.
The $2.3 million, or 6%, increase in amortization of acquired intangible assets from the six months ended July 31, 2020 to the six months ended July 31, 2021 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios.
Merger integration. The $16.4 million and $25.2 million in merger integration expense for the three and six months ended July 31, 2021, respectively, was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology-related, and facilities expenses directly related to the WageWorks Acquisition and additional integration expenses incurred related to the acquisition of Further. We expect integration expenses totaling approximately $100 million and $55 million in the aggregate for the WageWorks and Further acquisitions, respectively. Merger integration expenses attributable to the WageWorks Acquisition are expected to be completed by the end of fiscal year 2022, with the exception of ongoing lease expense related to certain WageWorks offices that have been permanently closed, less any related sublease income. As of July 31, 2021, we had incurred a total of approximately $103 million of non-recurring merger integration costs related to the WageWorks Acquisition and the Further acquisition.
Interest expense
The $7.3 million and $13.9 million in interest expense for the three and six months ended July 31, 2021, respectively, consisted primarily of interest accrued under our term loan facility and amortization of financing costs. We expect interest expense to decrease as a result of the principal repayments under our term loan facility and to fluctuate based on changes in prevailing interest rates.
Other income (expense), net
The $1.2 million change in other income (expense), net, from expense of $0.8 million during the three months ended July 31, 2020 to income of $0.4 million during the three months ended July 31, 2021 was due to a $2.9 million increase in interest income and other income, partially offset by a $1.7 million increase in acquisition costs.
The $1.7 million increase in other expense, net, from $1.6 million during the six months ended July 31, 2020 to $3.3 million during the six months ended July 31, 2021 was due to a $7.5 million increase in acquisition costs, partially offset by a $5.8 million increase in interest income and other income.
Income tax benefit
Income tax benefit for the three and six months ended July 31, 2021 was $4.0 million and $7.4 million, respectively, compared to an income tax benefit of $0.5 million and $0.3 million for the three and six months ended July 31, 2020, respectively. The $3.5 million and $7.1 million increase in the income tax benefit for the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020 was primarily due to a decrease in pre-tax book income and an increase in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
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
As of July 31, 2021 and January 31, 2021, cash and cash equivalents were $753.8 million and $328.8 million, respectively. Cash and cash equivalents as of July 31, 2021 included $456.6 million of net proceeds we received from our follow-on public offering in the first quarter of fiscal year 2022 from the sale of 5,750,000 shares of our common stock, partially offset by $50.2 million used for the Luum Acquisition.
Capital resources
We routinely maintain a “shelf” registration statement on Form S-3 on file with the SEC. A shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including, but not limited to, working capital, sales and marketing activities, general and administrative matters, capital expenditures, and repayment of indebtedness, and if opportunities arise, for the acquisition of, or investment in, assets, technologies, solutions or businesses that complement our business. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
In the first quarter of fiscal year 2022, we closed a follow-on public offering of 5,750,000 shares of common stock at a public offering price of $80.30 per share, less the underwriters' discount. We received net proceeds of $456.6 million after deducting underwriting discounts and commissions of $4.6 million and other offering expenses of approximately $0.5 million.
Our credit agreement includes a five-year senior secured revolving credit facility in an aggregate principal amount of up to $350.0 million, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. We were in compliance with all covenants under the credit agreement as of July 31, 2021, and for the period then ended.
Use of cash
We used $50.2 million of the net proceeds from the follow-on public offering for the Luum Acquisition, with the remaining proceeds to be used for general corporate purposes, which may include prepayments under our term loan facility or potential acquisitions, including the acquisitions of Further and the Fifth Third Bank HSA portfolio.
Capital expenditures for the six months ended July 31, 2021 and 2020 were $38.4 million and $30.8 million, respectively. We expect to continue our current level of increased capital expenditures for the remainder of the fiscal year ending January 31, 2022 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$68,166	$68,662
Net cash used in investing activities	(88,268)	(55,696)
Net cash provided by financing activities	445,053	64,218
Increase in cash and cash equivalents	424,951	77,184
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$753,754	$268,910
Cash flows from operating activities. Net cash provided by operating activities during the six months ended July 31, 2021 resulted from net loss of $6.4 million, plus depreciation and amortization expense of $64.8 million, stock-based compensation expense of $28.4 million, amortization of debt issuance costs of $2.5 million, and an increase in the fair value of contingent consideration of $1.0 million, partially offset by other non-cash items and working capital changes totaling $22.1 million.
Net cash provided by operating activities during the six months ended July 31, 2020 resulted from net income of $1.7 million, plus depreciation and amortization expense of $56.1 million, stock-based compensation expense of $18.8 million, and amortization of debt issuance costs of $2.5 million, partially offset by other non-cash items and working capital changes totaling $10.5 million.
Cash flows from investing activities. Cash used in investing activities for the six months ended July 31, 2021 resulted from the Luum Acquisition for $49.5 million, net of cash acquired, $32.1 million in software and capitalized software development, $6.4 million in purchases of property and equipment, and $2.7 million in acquisitions of intangible member assets, partially offset by $2.4 million of proceeds from the sale of equity securities associated with a long-term capital investment.
Net cash used in investing activities for the six months ended July 31, 2020 resulted from $21.8 million in software and capitalized software development, $9.0 million in purchases of property and equipment, and $24.9 million in acquisitions of intangible member assets.
Cash flows from financing activities. Net cash provided by financing activities during the six months ended July 31, 2021 resulted from $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock and the exercise of stock options of $6.7 million. These items were partially offset by $15.6 million of principal payments on our long-term debt and $2.6 million used in the settlement of Client-held funds obligation.

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
Off-balance sheet arrangements
As of July 31, 2021, other than outstanding letters of credit issued under our revolving credit facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.

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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2021, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2021 and 2020, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of July 31, 2021 were $753.8 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of July 31, 2021 was $74.2 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk remains highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2021, we held in custody HSA Assets of approximately $15.5 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. The contract terms with our Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets placed among our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2021, we held Client-held funds of approximately $810.0 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2021, we had unrestricted cash and cash equivalents of $753.8 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Credit agreement. As of July 31, 2021, we had $987.5 million outstanding under our term loan facility and no amounts drawn under our revolving credit facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and revolving credit facility is variable and was 1.84 percent at July 31, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at July 31, 2021 would result in approximately $9.6 million of additional interest expense over the next 12 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the CEO and CFO have concluded that as of July 31, 2021, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting at the Company’s wholly owned subsidiary, WageWorks, described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses in its WageWorks subsidiary, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Luum on March 8, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of July 31, 2021 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Luum. Luum’s assets and revenues represented approximately 1%, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal quarter ended July 31, 2021.
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
In response to the COSO Framework component material weaknesses in the WageWorks subsidiary’s internal control over financial reporting, management has taken the following actions:
•performed its semi-annual risk assessment and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks;
•dedicated certain senior finance, accounting, operational, and IT leadership team members to work on remediation efforts and appointed third-party internal controls advisors to assist with such efforts;
•implemented a periodic assessment to monitor business changes impacting accounting processes and controls;
•incorporated certain WageWorks processes into the Company’s existing entity-level controls;
•established periodic reporting of the remediation plan progress to the Audit and Risk Committee of the Company's board of directors;
•continued to execute its plan to formalize documentation underlying processes and controls to promote knowledge and information transfer across functions and upon personnel changes; and
•continued to monitor the operating effectiveness of the existing entity-level controls.
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
•continued to execute its plan to assess the relevancy of information and data used in key controls, including a plan to design or augment controls to incorporate the review of the accuracy and completeness of such items; and
•continued to monitor the operating effectiveness of the process-level and redesigned controls.
In response to the material weakness “B. Contract to Cash Process,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms related to the contract-to-cash cycle, which will reduce a significant number of manual business process controls; and
•enhanced the design of existing controls including information and data used in controls, where applicable, and implemented additional controls to further strengthen the control environment.
In response to the material weakness “C. Information Technology General Controls,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms, which will reduce the number of ITGCs;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment; and
•continued to monitor the operating effectiveness of controls related to logical access and change management for relevant WageWorks applications and systems.
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

Changes in Internal Control Over Financial Reporting
Other than continuing to make progress on the ongoing integration and remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Except as described in Note 6—Commitments and contingencies, as of the date of this Quarterly Report on Form 10-Q, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position. For a description of these legal proceedings, see Note 6—Commitments and contingencies of the Notes to condensed consolidated financial statements.
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
Our business has been, and may continue to be, materially and adversely affected by the COVID-19 pandemic. The Federal Reserve’s interest rate cut in response to the economic impact of COVID-19 and other interest rate market conditions have caused interest rates to decline significantly. While interest rates have improved somewhat since these actions were taken by the Federal Reserve, the funds that we place with our depository partners in this environment continue to be placed at lower interest rates than we originally expected. We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes, which changes require substantial time and costs for us to ensure compliance. For example, regulatory changes related to our COBRA product have created uncertainty and additional workload on our team members. Further regulatory changes could reduce our operational efficiency and result in additional costs.
Our financial results related to certain of our products have also been adversely affected. For example, we have seen a significant decline in the use of commuter benefits, and the recent spread of the Delta variant of COVID-19 and the associated decisions by employers to delay return-to-office plans for their employees will further delay the recovery of use of these commuter benefits. In addition, to the extent the "work from home" trend continues after the pandemic, that would further negatively impact the revenue we receive from commuter benefits.
During the initial stages of the pandemic, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. If the current increase in COVID-19 cases associated with the Delta variant results in new lockdowns or restrictions on elective medical procedures, our interchange revenue and service revenue could again be negatively impacted. In the event our financial results are severely impacted, it may make it more difficult for us to comply with the financial covenants in our credit agreement, which could result in a breach of the financial covenants and the acceleration of our outstanding debt by our lenders.
As a result of the ongoing pandemic, substantially all of our team members have been working from home. Sales opportunities have been impacted by the lack of travel and in-person meetings, with some opportunities delayed and most now being held virtually. The rise in the Delta variant may mean that sales opportunities and lack of travel continue to be impacted longer than we anticipated and likely means that we will be supporting the open enrollment activities of our Clients virtually again during the upcoming open enrollment season. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contractors that we rely on to provide our services. The risk of cybersecurity breaches and incidents, and the potential impact of these on our operations, is also higher while our team members log in to our network remotely.
The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and, as a result, may continue to have a material and adverse impact on our business and financial results.

Failure to adequately manage and maintain our custodial assets, or the failure of any of our depository or insurance partners, could materially and adversely affect our business, financial condition and results of operations.
As a non-bank custodian, we rely on our federally insured custodial depository partners and our insurance company partners to hold the vast majority of the HSA Assets that we hold in custody. If any material adverse event were to affect one of our depository partners or our insurance company partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure or its inability to return principal or pay interest thereon, our business, financial condition and results of operations could be materially and adversely affected.
The HSA Assets held through our insurance company partners are not federally insured. As a result, in the event of a failure of one of our insurance company partners, the HSA Assets held through that partner would be at risk and no assurance can be given that these contractual provisions will be sufficient. Although the members bear the risk of loss with respect to investment of their HSA Assets, we would suffer reputational harm if one of our insurance company partners failed or otherwise breached its obligations to guarantee principal or pay interest thereon, which could in turn lead to financial harm to the Company.
Certain of our arrangements with our depository and insurance company partners require that we keep a minimum amount of HSA Assets with such partner, including sufficient liquid assets. If we fail to comply with those minimum HSA Asset requirements, including as a result of withdrawals by our members, we may be subject to penalties payable to our partners or a reduction in the interest payable. These requirements accordingly restrict our ability to quickly terminate our arrangements with these partners and remove our HSA Assets. Such penalties or reductions, if imposed, could have a material and adverse impact on our business, financial condition and results of operations.
In addition, certain of our insurance company partners have commitments to us with respect to the interest rates paid; however, some of these commitments are conditional upon certain market events and/or satisfaction of our obligations to the partner. A reduction of the interest rate payable, or a requirement that we post collateral in lieu of any such reduction, could have a material and adverse impact on our business, financial condition and results of operations.
In addition to any potential penalties payable, if we were required to change depository or insurance company partners, we cannot accurately predict the success of such change or that the terms of our agreement with the new partner would be as favorable to us as our current agreements.
Our acquisition of the Further business may not be consummated, and the integration of the Further business may not be successful.
We have entered into two agreements to acquire Further: (1) an agreement to acquire all cash balances and investment assets included in any voluntary employee beneficiary association (“VEBA”) account that is funding a health reimbursement arrangement (either Section 501(c)(9) or Section 115 trusts) and all contracts related exclusively thereto, and (2) an amended agreement to acquire the remainder of the Further business. Completion of this acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to each part of this acquisition will be satisfied. Many of the conditions required to close the acquisition are not within our control, and we cannot predict when, or if, the acquisition will be completed. In particular, the closing of the VEBA portion of the acquisition is subject to our ability to arrange group annuity contracts with an insurance company partner for the assets of each of the VEBA plans being transferred in the acquisition, and no assurance can be given that all or a significant portion of the VEBA plans will agree to enter into such group annuity contracts. These new group annuity contracts are subject to the approval of applicable state insurance departments and will be subject to counterparty risk with our insurance company partner. The inability to complete the acquisition of Further could have a material adverse effect on our results of operations, financial condition and prospects.
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
We rely on our management team and team members, and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our executive leadership team and other key personnel. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide equity-based awards that vest over time or based on performance. The value to team members of these awards will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel and other team members. For example, competition for qualified personnel in our field and geographic markets is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly in the technology-related fields. In addition, we have experienced team member turnover as a result of both the WageWorks Acquisition and the ongoing "great resignation" occurring throughout the American economy, and we expect to continue to experience team member turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. For example, it has become more difficult for us to hire entry-level team members in our member service and client service teams. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1†	Amended and Restated Asset and Unit Purchase Agreement, dated as of September 7, 2021, by and among Viking Acquisition Corp., HealthEquity, Inc., MII Life Insurance, Incorporated d/b/a Further and Aware Integrated, Inc.	8-K	001-36568	2.1	September 8, 2021
10.2†	Asset Purchase Agreement, dated as of September 7, 2021, by and among HealthEquity, Inc., Viking Acquisition Corp. and MII Life Insurance, Incorporated d/b/a Further	8-K	001-36568	2.2	September 8, 2021
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 9, 2021	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer