Form 10-Q
period 2021-10-31
HEALTHEQUITY, INC.
filed 2021-12-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021
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

As of November 30, 2021, there were 83,601,381 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial statements
	Condensed consolidated balance sheets as of October 31, 2021 (unaudited) and January 31, 2021	3
	Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 31, 2021 and 2020 (unaudited)	4
	Condensed consolidated statements of stockholders' equity for the three and nine months ended October 31, 2021 and 2020 (unaudited)	5
	Condensed consolidated statements of cash flows for the nine months ended October 31, 2021 and 2020 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	8
Item 2.	Management's discussion and analysis of financial condition and results of operations	20
Item 3.	Quantitative and qualitative disclosures about market risk	35
Item 4.	Controls and procedures	36
Part II. OTHER INFORMATION
Item 1.	Legal proceedings	40
Item 1A.	Risk factors	40
Item 6.	Exhibits	44
	Signatures	46

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2021	January 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$649,129	$328,803
Accounts receivable, net of allowance for doubtful accounts of $6,063 and $4,239 as of October 31, 2021 and January 31, 2021, respectively	84,083	72,767
Other current assets	30,919	58,607
Total current assets	764,131	460,177
Property and equipment, net	24,930	29,106
Operating lease right-of-use assets	81,150	89,508
Intangible assets, net	820,946	767,003
Goodwill	1,363,549	1,327,193
Other assets	44,908	37,420
Total assets	$3,099,614	$2,710,407
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,244	$1,614
Accrued compensation	32,695	50,670
Accrued liabilities	49,879	75,880
Current portion of long-term debt	6,563	62,500
Operating lease liabilities	12,693	14,037
Total current liabilities	107,074	204,701
Long-term liabilities
Long-term debt, net	923,501	924,217
Operating lease liabilities, non-current	67,836	74,224
Other long-term liabilities	18,953	8,808
Deferred tax liability	110,400	119,729
Total long-term liabilities	1,120,690	1,126,978
Total liabilities	1,227,764	1,331,679
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 83,586 and 77,168 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	8	8
Additional paid-in capital	1,662,965	1,158,372
Accumulated earnings	208,877	220,348
Total stockholders’ equity	1,871,850	1,378,728
Total liabilities and stockholders’ equity	$3,099,614	$2,710,407
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue
Service revenue	$102,733	$104,562	$314,449	$319,638
Custodial revenue	49,006	48,544	144,760	142,352
Interchange revenue	28,215	26,245	94,050	83,411
Total revenue	179,954	179,351	553,259	545,401
Cost of revenue
Service costs	66,217	65,936	204,183	202,195
Custodial costs	5,734	4,762	15,567	14,805
Interchange costs	4,683	4,095	15,102	13,985
Total cost of revenue	76,634	74,793	234,852	230,985
Gross profit	103,320	104,558	318,407	314,416
Operating expenses
Sales and marketing	12,726	12,880	42,288	36,502
Technology and development	38,070	30,758	111,437	92,490
General and administrative	20,004	22,099	63,503	61,590
Amortization of acquired intangible assets	19,642	19,126	59,745	56,905
Merger integration	13,244	8,193	38,422	31,328
Total operating expenses	103,686	93,056	315,395	278,815
Income (loss) from operations	(366)	11,502	3,012	35,601
Other expense
Interest expense	(11,881)	(6,952)	(25,824)	(28,110)
Other income (expense), net	3,122	(421)	(164)	(2,009)
Total other expense	(8,759)	(7,373)	(25,988)	(30,119)
Income (loss) before income taxes	(9,125)	4,129	(22,976)	5,482
Income tax provision (benefit)	(4,087)	2,340	(11,505)	2,015
Net income (loss) and comprehensive income (loss)	$(5,038)	$1,789	$(11,471)	$3,467
Net income (loss) per share:
Basic	$(0.06)	$0.02	$(0.14)	$0.05
Diluted	$(0.06)	$0.02	$(0.14)	$0.05
Weighted-average number of shares used in computing net income (loss) per share:
Basic	83,551	76,701	82,939	73,358
Diluted	83,551	77,845	82,939	74,665
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Total stockholders' equity, beginning balance	$1,862,666	$1,340,336	$1,378,728	$1,030,295

Common stock:
Beginning balance	8	8	8	7
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Other issuance of common stock	—	—	—	1
Ending balance	8	8	8	8
Additional paid-in capital:
Beginning balance	1,648,743	1,127,136	1,158,372	818,774
Issuance of common stock upon exercise of stock options, and for restricted stock	938	1,651	6,253	4,402
Other issuance of common stock	—	2	456,640	286,779
Stock-based compensation	13,284	11,479	41,700	30,313
Ending balance	1,662,965	1,140,268	1,662,965	1,140,268
Accumulated earnings
Beginning balance	213,915	213,192	220,348	211,514
Net income (loss)	(5,038)	1,789	(11,471)	3,467
Ending balance	208,877	214,981	208,877	214,981

Total stockholders' equity, ending balance	$1,871,850	$1,355,257	$1,871,850	$1,355,257
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(11,471)	$3,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,364	85,485
Stock-based compensation	41,700	30,313
Amortization of debt discount and issuance costs	3,616	3,818
Loss on extinguishment of debt	4,044	—
Change in fair value of contingent consideration	(2,147)	—
Other non-cash items	(750)	1,727
Deferred taxes	(8,765)	(973)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,090)	8,063
Other assets	19,888	3,309
Operating lease right-of-use assets	8,944	8,344
Accrued compensation	(18,098)	(15,251)
Accounts payable, accrued liabilities, and other current liabilities	(34,023)	(7,936)
Operating lease liabilities, non-current	(6,808)	(8,361)
Other long-term liabilities	6,034	8,712
Net cash provided by operating activities	90,438	120,717
Cash flows from investing activities:
Acquisitions, net of cash acquired	(49,533)	—
Purchases of software and capitalized software development costs	(49,033)	(37,242)
Purchases of property and equipment	(7,284)	(11,388)
Acquisition of intangible member assets	(64,463)	(28,100)
Proceeds from sale of equity securities	2,367	—
Net cash used in investing activities	(167,946)	(76,730)
Cash flows from financing activities:
Principal payments on long-term debt	(1,003,125)	(223,438)
Proceeds from issuance of long-term debt	950,000	—
Payment of debt issuance costs	(11,846)	—
Proceeds from follow-on equity offering, net of payments for offering costs	456,642	286,779
Settlement of client-held funds obligation, net	(1,565)	(4,189)
Proceeds from exercise of common stock options	7,728	4,491
Net cash provided by financing activities	397,834	63,643
Increase in cash and cash equivalents	320,326	107,630
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$649,129	$299,356
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Nine months ended October 31,
(in thousands)	2021	2020
Supplemental cash flow data:
Interest expense paid in cash	$13,685	$22,849
Income tax payments (refunds), net	(5,926)	1,053
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,708	1,346
Purchases of property and equipment included in accounts payable or accrued liabilities	479	167
Purchases of intangible member assets included in accounts payable or accrued liabilities	2,281	289
Contingent consideration recognized at acquisition	8,147	—
Exercise of common stock options receivable	1	89
Decrease in goodwill due to measurement period adjustments, net	19	5,838
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
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2021 and for the three and nine months ended October 31, 2021 and 2020 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Follow-on equity offering
In the first quarter of fiscal year 2022, the Company closed a follow-on public offering of 5,750,000 shares of common stock at a public offering price of $80.30 per share, less the underwriters' discount. The Company received net proceeds of $456.6 million after deducting underwriting discounts and commissions of $4.6 million and other offering expenses of approximately $0.5 million. The Company used $50.2 million of the net proceeds from the offering to acquire 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum, and used an additional $60.8 million to acquire the Fifth Third Bank HSA portfolio. The Company used the remaining net proceeds from the offering, and other cash on hand, for the acquisition of Further on November 1, 2021. For a description of the Further acquisition, refer to Note 11—Subsequent events.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.

Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator (basic and diluted):
Net income (loss)	$(5,038)	$1,789	$(11,471)	$3,467
Denominator (basic):
Weighted-average common shares outstanding	83,551	76,701	82,939	73,358
Denominator (diluted):
Weighted-average common shares outstanding	83,551	76,701	82,939	73,358
Weighted-average dilutive effect of stock options and restricted stock units	—	1,144	—	1,307
Diluted weighted-average common shares outstanding	83,551	77,845	82,939	74,665
Net income (loss) per share:
Basic	$(0.06)	$0.02	$(0.14)	$0.05
Diluted	$(0.06)	$0.02	$(0.14)	$0.05
For the three months ended October 31, 2021 and 2020, 1.6 million and 1.0 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2021 and 2020, approximately 1.9 million and 0.6 million shares, respectively, attributable to stock options and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note 3. Business combination
Acquisition of Luum
On March 8, 2021, the Company acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition"). Luum provides employers with a suite of commute tools as well as real-time commute data to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits. The aggregate purchase price consisted of $50.2 million in cash, and up to $20.0 million in additional payments which were contingent on Luum achieving certain revenue targets during the two-year period following the closing of the Luum Acquisition and, if achieved, would be payable in fiscal years 2023 and 2024. The Company recorded an $8.1 million liability representing its best estimate of the fair value of the contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, with any changes in the fair value recorded as other income (expense), net, in the condensed consolidated statement of operations and comprehensive income (loss). During the three and nine months ended October 31, 2021, the Company recognized income of $3.2 million and $2.1 million, respectively, resulting from changes in the fair value of the contingent consideration. On October 31, 2021, the Company entered into an amendment to the purchase agreement to pay $6.0 million in satisfaction of the contingent consideration liability, which is presented within accrued liabilities on the Company's condensed consolidated balance sheet as of October 31, 2021.
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

The following table summarizes the Company's current allocation of the consideration paid:

(in thousands)	Estimated fair value	Adjustments	Updated Allocation
Cash and cash equivalents	$626	$—	$626
Other current assets	1,469	—	1,469
Intangible assets	23,900	—	23,900
Goodwill	36,374	(19)	36,355
Other assets	100	—	100
Current liabilities	(597)	—	(597)
Deferred tax liability	(3,566)	19	(3,547)
Total consideration paid	$58,306	$—	$58,306
The Luum Acquisition resulted in $36.4 million of goodwill. The preliminary goodwill to be recognized is attributable to several strategic, operational, and financial benefits expected from the Luum Acquisition, including an expanded commuter offering beyond traditional pre-tax commuter benefits and additional cross-selling opportunities. The adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters. The goodwill created in the Luum Acquisition is not expected to be deductible for tax purposes.
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
Property and equipment
Property and equipment consisted of the following as of October 31, 2021 and January 31, 2021:

(in thousands)	October 31, 2021	January 31, 2021
Leasehold improvements	$20,718	$22,271
Furniture and fixtures	9,068	9,230
Computer equipment	34,099	28,592
Property and equipment, gross	63,885	60,093
Accumulated depreciation	(38,955)	(30,987)
Property and equipment, net	$24,930	$29,106
Depreciation expense for the three months ended October 31, 2021 and 2020 was $3.5 million and $4.0 million, respectively, and $10.9 million and $12.0 million for the nine months ended October 31, 2021 and 2020, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of

October 31, 2021 and January 31, 2021, the balance of deferred revenue was $10.1 million and $4.1 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 40% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. During the three and nine months ended October 31, 2021, approximately $0.3 million and $1.4 million of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2021.
Leases
The components of operating lease costs were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$3,512	$3,777	$11,322	$12,297
Sublease income	(455)	(450)	(1,355)	(1,349)
Net operating lease expense	$3,057	$3,327	$9,967	$10,948
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Interest income	$478	$174	$1,419	$850
Gain on equity securities	—	—	1,677	—
Acquisition gains (costs), net	2,687	(13)	(4,917)	(79)
Other income (expense), net	(43)	(582)	1,657	(2,780)
Total other income (expense), net	$3,122	$(421)	$(164)	$(2,009)
Interest expense
Based on the application of Accounting Standards Codification ("ASC") 470-50, Debt - Modifications and Extinguishments, the Company recorded a $4.0 million loss on extinguishment of debt during the three months ended October 31, 2021, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 31, 2021.
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine months ended October 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,928	$9,739
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$586	$17,480

Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows as of October 31, 2021 and January 31, 2021:

(in thousands)	October 31, 2021	January 31, 2021
Amortizable intangible assets:
Software and software development costs	$177,693	$127,005
Acquired HSA portfolios	191,885	125,141
Acquired customer relationships	613,781	601,381
Acquired developed technology	107,825	96,925
Acquired trade names	12,900	12,300
Amortizable intangible assets, gross	1,104,084	962,752
Accumulated amortization	(283,138)	(195,749)
Amortizable intangible assets, net	$820,946	$767,003
Amortization expense for the three months ended October 31, 2021 and 2020 was $30.0 million and $25.3 million, respectively, and $87.5 million and $73.5 million for the nine months ended October 31, 2021 and 2020, respectively.
Fifth Third Bank HSA portfolio acquisition. In April 2021, the Company entered into a definitive agreement with Fifth Third Bank, National Association ("Fifth Third"), to transition the custody of Fifth Third’s HSA portfolio to HealthEquity. On September 29, 2021, the transaction was closed, in which the Company paid a $60.8 million purchase price for a transfer of approximately 160,000 HSAs and $491.0 million of HSA Assets. The agreement includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred.
Goodwill
During the nine months ended October 31, 2021, goodwill increased by $36.4 million due to the Luum Acquisition. For further information, see Note 3—Business combination. There were no other changes to the carrying value of goodwill during the nine months ended October 31, 2021.
Note 6. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of October 31, 2021:

	Payments due by fiscal year
(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
4.50% Senior Notes due 2029 (1)	$—	$—	$—	$—	$—	$600,000	$600,000
Term Loan Facility (1)	—	8,750	17,500	17,500	26,250	280,000	350,000
Interest on long-term debt obligations (2)	8,577	33,951	33,708	33,467	32,965	103,739	246,407
Operating lease obligations (3)	3,416	12,689	10,442	10,836	11,080	52,563	101,026
Further acquisition (4)	500,000	—	—	—	—	—	500,000
Contingent acquisition consideration	6,000	—	—	—	—	—	6,000
Other contractual obligations (5)	7,143	21,368	9,559	622	16	—	38,708
Total	$525,136	$76,758	$71,209	$62,425	$70,311	$1,036,302	$1,842,141
(1)As of October 31, 2021, our outstanding combined principal of $950.0 million is presented net of debt discount and issuance costs on our condensed consolidated balance sheets. The debt discount and issuance costs are not included in the table above.
(2)With respect to the Term Loan Facility, estimated interest payments assume the stated interest rate applicable as of October 31, 2021 of 1.88% per annum.
(3)We lease office space and data storage facilities, and we have other non-cancelable operating leases expiring at various dates through 2031. These amounts exclude contractual sublease income of $2.7 million, which is expected to be received through March 2023.
(4)For a description of the Further acquisition, refer to Note 11—Subsequent events.
(5)Other contractual obligations consist of processing services agreements, telephony services, and other contractual commitments.

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
Legal matters
In April 2021, WageWorks exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease. WageWorks' right to terminate the lease agreement was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”). On November 5, 2021, Union Mesa notified WageWorks that it was in default of the lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, and on November 24, 2021 drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the lease. On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Superior Court of the State of Arizona in and for the County of Maricopa. Pursuant to the lawsuit, WageWorks seeks declaratory judgment that the lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit.
On March 9, 2018, a putative class action was filed in the U.S. District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company's subsidiary WageWorks, Inc. ("WageWorks"), its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleged claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering. The class action settled for $30.0 million. During the nine months ended October 31, 2021, WageWorks contributed $5.0 million and its insurers paid the remaining $25.0 million. The court granted final approval of the settlement and entered a final judgment on August 20, 2021. This matter is now closed.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of WageWorks’ former officers and directors and WageWorks (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain former WageWorks’ officers and directors and WageWorks (as nominal defendant) in the U.S. District Court for the Northern District of California (together, the “Derivative Suits”). The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages, fees and costs. Plaintiffs in the Superior Court action filed an amended consolidated complaint on October 28, 2019, naming as defendants certain former officers and directors of WageWorks and alleging a direct claim of "inseparable fraud/breach of fiduciary duty" on behalf of a class. WageWorks was not named as a party in that complaint. On June 24, 2020, the court granted the defendants’ motion to dismiss the amended complaint. The plaintiffs subsequently filed a notice of appeal. On October 28, 2021, the court of appeal dismissed the appeal pursuant to the release in the class action settlement discussed above. The District Court action is currently stayed.
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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income (loss) to determine the interim benefit or provision for income taxes. For the three and nine months ended October 31, 2021, the Company recorded an income tax benefit of $4.1 million and $11.5 million, respectively. This resulted in an effective income tax benefit rate of 44.8% and 50.1% for the three and nine months ended October 31, 2021, respectively, compared with an effective income tax expense rate of 56.7% and 36.8% for the three and nine months ended October 31, 2020, respectively. For the three and nine months ended October 31, 2021, discrete tax items had an effective tax rate benefit of 7.7% and 20.5%, respectively, compared with an effective tax rate expense of 6.0% and an effective tax rate benefit of 9.6% for the three and nine months ended October 31, 2020, respectively, primarily due to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
As of October 31, 2021 and January 31, 2021, the Company’s total gross unrecognized tax benefit was $11.2 million and $10.2 million, respectively. If recognized, $10.3 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2021.
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
Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	October 31, 2021	January 31, 2021
4.50% Senior Notes due 2029	$600,000	$—
Term Loan Facility	350,000	—
Prior Term Loan Facility	—	1,003,125
Principal amount	950,000	1,003,125
Less: unamortized discount and issuance costs (1)	19,936	16,408
Total debt, net	930,064	986,717
Less: current portion of long-term debt	6,563	62,500
Long-term debt, net	$923,501	$924,217
(1)In addition to the $19.9 million and $16.4 million of unamortized discount and issuance costs related to long-term debt as of October 31, 2021 and January 31, 2021, respectively, $4.6 million and $5.0 million of unamortized issuance costs related to our Revolving Credit Facility (as defined below) and Prior Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600.0 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The net proceeds from the issuance of the Notes together with borrowings under the Credit Agreement (as defined below) and cash on hand, were used to repay the outstanding borrowings under the Prior Credit Agreement (as defined below).
The Notes are guaranteed by each of the Company’s existing direct and indirect, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes will be payable on April 1 and October 1 of each year, beginning on April 1, 2022. The effective interest rate on the Notes is 4.72%.

The Notes are unsecured senior obligations of the Company and rank equally in right of payment to all of its existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt.
The Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after October 1, 2024, at a redemption price if redeemed during the 12 months beginning (i) October 1, 2024 of 102.250%, (ii) October 1, 2025 of 101.125%, and (iii) October 1, 2026 and thereafter of 100.000%, in each case of the principal amount of the Notes being redeemed, and together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may also redeem some or all of the Notes before October 1, 2024 at a redemption price equal to 100% of the principal amount of the Notes, plus the applicable “make-whole” premium as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time prior to October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes issued under the Indenture on one or more occasions in an aggregate amount equal to the net cash proceeds of one or more equity offerings at a redemption price equal to 104.500% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Furthermore, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control.
The Indenture contains covenants that impose significant operational and financial restrictions on the Company; however, these covenants generally align with the covenants contained in the Credit Agreement. See "Credit Agreement" below for a description of these covenants.
Credit Agreement
On October 8, 2021, the Company entered into a new credit agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Agent”) and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established:
(i)       a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $350.0 million, the proceeds of which were used to refinance the Company’s existing senior secured credit facility as described below (the “Refinancing”), to pay fees and expenses incurred in connection with the Refinancing and the establishment of the Credit Facilities (as defined below) and for working capital and general corporate purposes of the Company and its subsidiaries, including the financing of acquisitions and other investments; and
(ii)     a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), the proceeds of which may be used for working capital and general corporate purposes of the Company and its subsidiaries, including the financing of acquisitions and other investments.
Subject to the terms and conditions set forth in the Credit Agreement (including obtaining additional commitments from one or more new or existing lenders), the Company may in the future incur additional loans or commitments under the Credit Agreement in an aggregate principal amount of up to $300 million, plus an additional amount so long as the Company’s pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) would not exceed 3.85 to 1.00 as of the date such loans or commitments are incurred.
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of October 31, 2021, the stated interest rate was 1.88% and the effective interest rate was 2.63%. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to the following percentage of the original principal amount of the Term Loan Facility: (i) 2.5% for the first year after October 8, 2021; (ii) 5.0% for each of the second and third years after October 8, 2021; (iii) 7.5% for the fourth year after October 8, 2021; and (iv) 10.0% for the fifth year after October 8, 2021. In addition, the Term Loan Facility is required to be mandatorily prepaid with 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries, subject to customary exceptions and thresholds, including to the extent such proceeds are reinvested in assets useful in the business of the Company and its subsidiaries within 450 days following receipt (or committed to be reinvested within such 450-day period and reinvested within 180 days after the end of such 450-day period). The loans under the Credit Facilities may be prepaid, and the commitments thereunder may be reduced, by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 beginning with the fiscal quarter ending January 31, 2022, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ending January 31, 2022. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2021, and for the period then ended.
The repayment obligation under the Credit Agreement may be accelerated upon the occurrence of an event of default thereunder, including, among other things, failure to pay principal, interest or fees on a timely basis, material inaccuracy of any representation or warranty, failure to comply with covenants, cross-default to other material debt, material judgments, change of control and certain insolvency or bankruptcy-related events, in each case, subject to any certain grace and/or cure periods.
The obligations of the Company under the Credit Agreement are required to be unconditionally guaranteed by each of the Company’s existing or subsequently acquired or organized direct and indirect domestic subsidiaries and are secured by security interests in substantially all assets of the Company and the guarantors, in each case, subject to certain customary exceptions.
Prior Credit Agreement
On August 30, 2019, the Company entered into a credit agreement (the "Prior Credit Agreement”) that provided for:
(i)       a five-year senior secured term loan A facility (the “Prior Term Loan Facility”), in an aggregate principal amount of $1.25 billion; and
(ii)      a five-year senior secured revolving credit facility (the “Prior Revolving Credit Facility” and, together with the Prior Term Loan Facility, the “Prior Credit Facilities”), in an aggregate principal amount of up to $350.0 million. No amounts were drawn under the Prior Revolving Credit Facility.
Borrowings under the Prior Credit Facilities bore interest at an annual rate equal to, at the option of HealthEquity, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Prior Credit Agreement. The Company was also required to pay certain fees to the lenders, including, among others, a quarterly commitment fee on the average unused amount of the Prior Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Prior Credit Agreement.
The Prior Credit Agreement contained customary affirmative and negative covenants, including covenants that limited, among other things, the ability of the Company to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Prior Credit Agreement contained financial performance covenants, which required the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 4.50 to 1.00 (subject to a customary “acquisition holiday” provision that allows the maximum total net leverage ratio to increase to 5.00 to 1.00 for the four fiscal quarter period ending on or following the date of a permitted acquisition by the Company in excess of $100.0 million), and (ii) a minimum interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Prior Credit Agreement during the period ended October 31, 2021.
The obligations of HealthEquity under the Prior Credit Agreement were required to be unconditionally guaranteed by WageWorks and Fort Effect Corp and were secured by security interests in substantially all assets of HealthEquity and the guarantors, subject to certain customary exceptions.

On October 8, 2021, in connection with the entry into the Credit Agreement, the Company repaid all outstanding obligations under the Prior Credit Agreement and terminated all commitments thereunder.
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$3,076	$2,209	$8,547	$5,737
Sales and marketing	829	2,035	5,677	4,810
Technology and development	3,458	2,641	10,164	8,051
General and administrative	5,921	4,594	17,312	11,715
Other expense (1)	—	—	342	—
Total stock-based compensation expense	$13,284	$11,479	$42,042	$30,313
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of October 31, 2021, 7.5 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2021	1,674	$1.25 - 82.39	$31.46	5.0	$87,164
Exercised	(280)	$1.25 - 44.53	$22.36
Outstanding as of October 31, 2021	1,394	$1.25 - 82.39	$33.29	4.2	$47,032
Vested and expected to vest as of October 31, 2021	1,394		$33.29	4.2	$47,032
Exercisable as of October 31, 2021	1,303		$30.76	4.0	$46,863
Restricted stock units and restricted stock awards
A summary of RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2021	1,832	$60.41	193	$61.77
Granted	1,381	71.61	—	—
Vested	(418)	58.09	(116)	61.77
Forfeited	(255)	62.99	(75)	61.77
Outstanding as of October 31, 2021	2,540	$66.62	2	$61.72

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
Cash and cash equivalents are considered Level 1 instruments and are valued based on publicly available daily net asset values. The carrying values of cash and cash equivalents approximate fair values due to the short-term nature of these instruments.
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of October 31, 2021, the fair value of the Notes was $605.2 million.
The Term Loan Facility is considered a Level 2 instrument and recorded at book value in the Company's condensed consolidated financial statements. The Term Loan Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Term Loan Facility approximates carrying value.
The Prior Term Loan Facility was considered a Level 2 instrument and recorded at book value in the Company's condensed consolidated financial statements. The Prior Term Loan Facility repriced frequently due to variable interest rate terms and entailed no significant changes in credit risk. As a result, the fair value of the Prior Term Loan Facility approximated carrying value.
The contingent consideration liability resulting from the Luum Acquisition was determined using a Monte Carlo valuation model based on Level 3 inputs. The estimate of fair value of the contingent consideration obligation required subjective assumptions to be made regarding revenue growth rates, discount rates, peer revenue volatilities, and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of achieving certain revenue targets. The fair value measurement was based on inputs unobservable in the market and thus represented a level 3 measurement. On October 31, 2021, the Company entered into an amendment to the purchase agreement to pay $6.0 million in satisfaction of the contingent consideration liability, and accordingly, the liability was transferred out of Level 3 as it was no longer measured at fair value. For further information, see Note 3—Business combination.
The following table reconciles the change in the fair value of the contingent consideration during the period presented:

(in thousands)	Carrying amount
Balance as of January 31, 2021	$—
Contingent consideration recognized at acquisition	8,147
Change in fair value recognized in the condensed consolidated statement of operations and comprehensive income (loss)	(2,147)
Balance as of October 31, 2021	$6,000

Note 11. Subsequent events
In April 2021, the Company entered into a definitive agreement to acquire Further for $500 million. Further is a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets. In September 2021, the terms of the acquisition were amended pursuant to two agreements: (1) an amended agreement to acquire Further (other than VEBA, as described below) for $455 million, which closed on November 1, 2021, and (2) an agreement to acquire all cash balances and investment assets included in any voluntary employee beneficiary association (“VEBA”) account that is funding a health reimbursement arrangement (either Section 501(c)(9) or Section 115 trusts) and all contracts related exclusively thereto, subject to satisfaction of certain customary closing conditions, for a maximum purchase price of $45 million, calculated based on the actual amount of VEBA assets transferred relative to the total amount of VEBA assets as of April 30, 2021. On December 3, 2021, the parties agreed to terminate the agreement to acquire the Further VEBA business. The initial accounting for the acquisition is incomplete, pending identification and measurement of the assets acquired and liabilities assumed.
On December 6, 2021, HealthEquity entered into a definitive agreement with Health Savings Administrators, L.L.C. (“HealthSavings”) to transition the custody of HealthSavings’ HSA portfolio to HealthEquity. The definitive agreement provides a $60 million purchase price for approximately $1.3 billion of HSA assets held in approximately 87,000 HSAs. Given that a significant portion of the HSA assets are currently invested, HealthSavings and HealthEquity are working closely to coordinate an in-kind transfer of most of the invested assets. The transition of HealthSavings’ HSAs to the HealthEquity platform is expected to be completed in the first quarter of fiscal 2023.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate the acquisition of Further, the impact of the ongoing COVID-19 pandemic on the Company, the anticipated synergies and other benefits of the acquisitions of WageWorks and Further, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2021, we administered 6.2 million HSAs, with balances totaling $16.4 billion, which we call HSA Assets. Also, as of October 31, 2021, we administered 7.1 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 13.3 million as of October 31, 2021.
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
We have increased our share of the growing HSA market from 4% in calendar year 2010 to 17% as of October 31, 2021, measured by HSA Assets. According to Devenir, we are the largest HSA provider by accounts and second largest by assets as of June 2021. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-

driven culture. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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
WageWorks Acquisition
On August 30, 2019, we completed the acquisition of WageWorks, Inc. (the "WageWorks Acquisition") and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under our prior term loan facility and approximately $816.9 million of cash on hand. As a result of the WageWorks Acquisition, WageWorks Inc. became a wholly owned subsidiary of HealthEquity, Inc.
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
We are continuing our multi-year integration effort that we expect will produce long-term cost savings and revenue synergies. We have identified opportunities of approximately $80 million in annualized ongoing net synergies to be achieved by the end of fiscal year 2022, of which approximately $75 million were achieved as of October 31, 2021. Furthermore, we anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader service offerings and as we continue to drive member engagement. We estimate non-recurring costs to achieve these synergies of approximately $110 million resulting from investment in technology we use to provide our services, and to run our back-office systems, and from integration of technology, as well as rationalization of cost of operations. Merger integration expenses attributable to the WageWorks Acquisition are expected to be completed by the end of fiscal year 2022, with the exception of ongoing lease expense related to certain WageWorks offices that have been permanently closed, less any related sublease income. As of October 31, 2021, we had incurred a total of $104 million of non-recurring merger integration costs related to the WageWorks Acquisition.
Luum Acquisition
In March 2021, we bolstered our commuter offering by acquiring 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition") for an aggregate purchase price consisting of $50.2 million in cash and up to $20.0 million in contingent payments payable during the two-year period following the closing of the Luum Acquisition. On October 31, 2021, we entered into an amendment to the purchase agreement to pay $6.0 million in satisfaction of the contingent consideration liability. Luum provides employers with a suite of commute tools as well as real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Fifth Third Bank HSA portfolio acquisition
In April 2021, we entered into a definitive agreement with Fifth Third Bank, National Association ("Fifth Third"), to transition the custody of Fifth Third’s HSA portfolio to HealthEquity. On September 29, 2021, the transaction was closed, in which we paid a $60.8 million purchase price for a transfer of approximately 160,000 HSAs and

$491.0 million of HSA Assets. The agreement includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred.
Further Acquisition
In April 2021, we entered into a definitive agreement to acquire Further for $500 million. Further is a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets. In September 2021, the terms of the acquisition were amended pursuant to two agreements: (1) an amended agreement to acquire Further (other than VEBA, as described below) for $455 million, which closed on November 1, 2021, and (2) an agreement to acquire all cash balances and investment assets included in any voluntary employee beneficiary association (“VEBA”) account that is funding a health reimbursement arrangement (either Section 501(c)(9) or Section 115 trusts) and all contracts related exclusively thereto, subject to satisfaction of certain customary closing conditions, for a maximum purchase price of $45 million, calculated based on the actual amount of VEBA assets transferred relative to the total amount of VEBA assets as of April 30, 2021. On December 3, 2021, the parties agreed to terminate the agreement to acquire the Further VEBA business.
HealthSavings HSA portfolio acquisition
On December 6, 2021, we entered into a definitive agreement with Health Savings Administrators, L.L.C. (“HealthSavings”) to transition the custody of HealthSavings’ HSA portfolio to HealthEquity. The definitive agreement provides a $60 million purchase price for approximately $1.3 billion of HSA assets held in approximately 87,000 HSAs. Given that a significant portion of the HSA assets are currently invested, HealthSavings and HealthEquity are working closely to coordinate an in-kind transfer of most of the invested assets. The transition of HealthSavings’ HSAs to the HealthEquity platform is expected to be completed in the first quarter of fiscal 2023.
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
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average premium for employer-sponsored health insurance has risen by 22% since 2016 and 47% since 2011, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
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
Our proprietary technology
We believe that innovations incorporated in our technology, which enable us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits, differentiate us from our competitors and drive our growth. We built on these innovations by combining our HSA offering with WageWorks' complementary CDB offerings, giving us a full suite of CDB products, and adding to our solutions set and leadership position within the HSA sector. We intend to continue to invest in our technology development to enhance our capabilities and infrastructure, while maintaining a focus on data security and the privacy of our customers' data. For example, we are making significant investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement.
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
Interest rates
As a non-bank custodian, we contract with federally insured banks and credit unions, which we collectively call our Depository Partners, and also with insurance company partners, to hold custodial cash assets on behalf of our members. We earn a material portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts and similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and may have fixed or variable interest rate terms. The terms of new and renewing agreements with our Depository Partners may be impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members. We believe that diversification of Depository Partners and insurance company partners, varied contract terms and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Although interest rates have improved somewhat, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic, the lack of demand from Depository Partners for deposits, and other market conditions that have caused the interest rates offered by our Depository Partners to decline significantly.
Interest on our five-year senior secured term loan A facility (the “Term Loan Facility”) changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2021	October 31, 2020	% Change	January 31, 2021
HSAs	6,241	5,460	14%	5,782
New HSAs from sales - Quarter-to-date	151	104	45%	370
New HSAs from sales - Year-to-date	446	317	41%	687
New HSAs from acquisitions - Year-to-date	160	—	n/a	—
HSAs with investments	431	302	43%	333
CDBs	7,085	7,060	0%	7,028
Total Accounts	13,326	12,520	6%	12,810
Average Total Accounts - Quarter-to-date	13,247	12,084	10%	12,659
Average Total Accounts - Year-to-date	13,158	12,429	6%	12,604
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 0.8 million, or 14%, from October 31, 2020 to October 31, 2021, due to further penetration into existing Network Partners, the addition of new Network Partners, and HSA portfolio acquisitions. The number of our CDBs increased slightly from October 31, 2020 to October 31, 2021, driven by an increase in COBRA and HRA accounts, largely offset by a decrease in FSA accounts and also commuter benefit accounts that are currently suspended due to the COVID-19 pandemic and fewer workers being required to commute to an office. The suspended commuter accounts continue to be administered on our platform and can be reinstated at any time. We have excluded the suspended commuter accounts from our account totals because they are currently not generating revenue for the Company.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2021	October 31, 2020	% Change	January 31, 2021
HSA cash with yield (1)	$10,410	$8,759	19%	$9,875
HSA cash without yield (2)	59	258	(77)%	244
Total HSA cash	10,469	9,017	16%	10,119
HSA investments with yield (1)	5,900	3,255	81%	4,078
HSA investments without yield (2)	59	168	(65)%	138
Total HSA investments	5,959	3,423	74%	4,216
Total HSA Assets	16,428	12,440	32%	14,335
Average daily HSA cash with yield - Year-to-date	9,925	8,445	18%	8,599
Average daily HSA cash with yield - Quarter-to-date	$10,099	$8,672	16%	$9,060
(1)HSA Assets that generate custodial revenue.
(2)HSA Assets that do not generate custodial revenue.
HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) HSA cash, which includes cash deposits with our Depository Partners or other custodians and cash placed in group annuity contracts with our insurance company partners, and (ii) HSA investments in mutual funds through our custodial investment fund partners. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.

Total HSA cash increased by $1.5 billion, or 16%, from October 31, 2020 to October 31, 2021, due primarily to HSA contributions, new HSAs, and acquisitions of HSA portfolios, partially offset by transfers to HSA investments.
HSA investments increased by $2.5 billion, or 74%, from October 31, 2020 to October 31, 2021, due primarily to transfers from HSA cash and appreciation of invested balances.
Total HSA Assets increased by $4.0 billion, or 32%, from October 31, 2020 to October 31, 2021, due primarily to HSA contributions, new HSAs, acquisitions of HSA portfolios, and appreciation of invested balances.
Client-held funds

(in millions, except percentages)	October 31, 2021	October 31, 2020	% Change	January 31, 2021
Client-held funds (1)	$811	$798	2%	$986
Average daily Client-held funds - Year-to-date (1)	849	847	—%	847
Average daily Client-held funds - Quarter-to-date (1)	796	819	(3)%	848
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
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(5,038)	$1,789	$(11,471)	$3,467
Interest income	(478)	(174)	(1,419)	(850)
Interest expense	11,881	6,952	25,824	28,110
Income tax provision (benefit)	(4,087)	2,340	(11,505)	2,015
Depreciation and amortization	13,904	10,253	38,619	28,580
Amortization of acquired intangible assets	19,642	19,126	59,745	56,905
Stock-based compensation expense	13,284	11,479	41,700	30,313
Merger integration expenses	13,244	8,193	38,422	31,328
Acquisition costs (gains) (1)	(2,687)	13	4,917	79
Gain on equity securities	—	—	(1,677)	—
Other (2)	1,422	1,168	2,421	4,202
Adjusted EBITDA	$61,087	$61,139	$185,576	$184,149
(1)For the nine months ended October 31, 2021, acquisition costs included $0.3 million of stock-based compensation expense.
(2)For the three months ended October 31, 2021, other consisted of amortization of incremental costs to obtain a contract of $0.8 million and other expenses, net, of $0.6 million. For the three months ended October 31, 2020, other consisted of amortization of incremental costs to obtain a contract of $0.6 million and other expenses, net, of $0.6 million. For the nine months ended October 31, 2021, other consisted of amortization of incremental costs to obtain a contract of $3.5 million, partially offset by other income, net, of $1.0 million. For the nine months ended October 31, 2020, other consisted of amortization of incremental costs to obtain a contract of $1.4 million and other expenses, net, of $2.8 million.

The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Adjusted EBITDA	$61,087	$61,139	$(52)	—%	$185,576	$184,149	$1,427	1%
As a percentage of revenue	34%	34%			34%	34%
Our Adjusted EBITDA was $61.1 million for each of the three month periods ended October 31, 2021 and 2020.
Our Adjusted EBITDA increased by $1.4 million, or 1%, from $184.1 million for the nine months ended October 31, 2020 to $185.6 million for the nine months ended October 31, 2021, which reflects a similar increase in total revenue from the nine months ended October 31, 2020 to the nine months ended October 31, 2021.
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
Custodial revenue.    We earn custodial revenue primarily from HSA Assets deposited with our Depository Partners and with our insurance company partners, recordkeeping fees we earn in respect of mutual funds in which our members invest, and Client-held funds deposited with our Depository Partners. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. HSA cash placed with our insurance company partners is placed in group annuity contracts or similar arrangements. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022.
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
Interest expense
Interest expense consists of accrued interest expense and amortization of deferred financing costs associated with our long-term debt. Interest on our Term Loan Facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other income (expense), net
Other income (expense), net, consists of acquisition costs, interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of October 31, 2021, we have recorded an overall net deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three and nine months ended October 31, 2021 and 2020
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service revenue	$102,733	$104,562	$(1,829)	(2)%	$314,449	$319,638	$(5,189)	(2)%
Custodial revenue	49,006	48,544	462	1%	144,760	142,352	2,408	2%
Interchange revenue	28,215	26,245	1,970	8%	94,050	83,411	10,639	13%
Total revenue	$179,954	$179,351	$603	0%	$553,259	$545,401	$7,858	1%
Service revenue. The $1.8 million, or 2%, decrease in service revenue from the three months ended October 31, 2020 to the three months ended October 31, 2021 was primarily due to a decrease in CDB accounts due to the COVID-19 pandemic and efforts to simplify our CDB administrative engagements on our go-forward platform, partially offset by new revenue from the Luum Acquisition.
The $5.2 million, or 2%, decrease in service revenue from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to a decrease in CDB accounts due to the COVID-19 pandemic and efforts to simplify our CDB administrative engagements on our go-forward platform, partially offset by new revenue from the Luum Acquisition and an increase in revenue related to COBRA benefits administration.
Custodial revenue. The $0.5 million, or 1%, increase in custodial revenue from the three months ended October 31, 2020 to the three months ended October 31, 2021 was primarily due to the $1.4 billion, or 16%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in average annualized yield from 2.08% for the three months ended October 31, 2020 to 1.72% for the three months ended October 31, 2021, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic, and by increased transfers from HSA cash to HSA investments.
The $2.4 million, or 2%, increase in custodial revenue from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to the $1.5 billion, or 18%, increase in the year-over-year average daily balance of HSA cash with yield. The increase was partially offset by a decrease in average annualized yield from 2.10% for the nine months ended October 31, 2020 to 1.76% for the nine months ended October 31, 2021, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic, and by increased transfers from HSA cash to HSA investments.
We are continuing to transition HSA cash without yield to HSA cash with yield and expect to complete the transition in fiscal year 2022. This cash is being placed with our Depository Partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $2.0 million, or 8%, increase in interchange revenue from the three months ended October 31, 2020 to the three months ended October 31, 2021 was primarily due to increased spend per account and an increase in accounts.
The $10.6 million, or 13%, increase in interchange revenue from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to increased spend per account and an increase in accounts.
Total revenue. Total revenue increased $0.6 million, or less than one percent, from the three months ended October 31, 2020 to the three months ended October 31, 2021 due to the increases in custodial and interchange revenues, largely offset by the decrease in service revenue.
Total revenue increased $7.9 million, or 1%, from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 due to the increases in custodial and interchange revenues, partially offset by the decrease in service revenue.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by the COVID-19 pandemic, including as a result of the associated interest rate cuts by the Federal Reserve and other market conditions that have caused interest rates to decline significantly, which reduces the yield on funds placed with our Depository Partners and insurance company partners in this environment. Sales opportunities have also been impacted, with some opportunities delayed and most now being held virtually. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak and other impacts from the outbreak, and the "work from home" trend may continue after the pandemic. In particular, the recent increased spread of COVID-19 and the associated decisions by employers to delay return-to-office plans for their employees will further delay the recovery of use of these commuter benefits. During the initial stages of the COVID-19 pandemic, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue, and the current increase in COVID-19 cases has negatively impacted our interchange revenue and service revenue. In addition, we are required to support our Clients' open enrollment activities virtually. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contracts that we rely on to provide our services. The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service costs	$66,217	$65,936	$281	—%	$204,183	$202,195	$1,988	1%
Custodial costs	5,734	4,762	972	20%	15,567	14,805	762	5%
Interchange costs	4,683	4,095	588	14%	15,102	13,985	1,117	8%
Total cost of revenue	$76,634	$74,793	$1,841	2%	$234,852	$230,985	$3,867	2%
Service costs. The $0.3 million, or less than one percent, increase in service costs from the three months ended October 31, 2020 to the three months ended October 31, 2021 reflects a similar increase in total revenue from the three months ended October 31, 2020 to the three months ended October 31, 2021.
The $2.0 million, or 1%, increase in service costs from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 reflects a similar increase in total revenue from the three months ended October 31, 2020 to the three months ended October 31, 2021.
Custodial costs. The $1.0 million, or 20%, increase in custodial costs from the three months ended October 31, 2020 to the three months ended October 31, 2021 was due to an increase in the average daily balance of HSA cash with yield, which increased from $8.7 billion for the three months ended October 31, 2020 to $10.1 billion for the three months ended October 31, 2021 and an associated increase in interest retained by HSA members, partially offset by a lower average annualized rate of interest retained by HSA members on HSA cash with yield, which decreased from 0.18% for the three months ended October 31, 2020 to 0.17% for the three months ended October 31, 2021.
The $0.8 million, or 5%, increase in custodial costs from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was due to an increase in the average daily balance of HSA cash with yield, which increased from $8.4 billion for the nine months ended October 31, 2020 to $9.9 billion for the nine months ended October 31, 2021 and an associated increase in interest retained by HSA members, partially offset by a lower average annualized rate of interest retained by HSA members on HSA cash with yield, which decreased from 0.20% for the nine months ended October 31, 2020 to 0.17% for the nine months ended October 31, 2021.
Interchange costs. The $0.6 million, or 14%, increase in interchange costs from the three months ended October 31, 2020 to the three months ended October 31, 2021 was due to increased spend per account and an increase in accounts.
The $1.1 million, or 8%, increase in interchange costs from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was due to increased spend per account and an increase in accounts.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, realized synergies, and the impact of the COVID-19 pandemic. We expect our cost of revenue to increase as a percentage of our total revenue, primarily due to the Further acquisition and stock-based compensation.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$12,726	$12,880	$(154)	(1)%	$42,288	$36,502	$5,786	16%
Technology and development	38,070	30,758	7,312	24%	111,437	92,490	18,947	20%
General and administrative	20,004	22,099	(2,095)	(9)%	63,503	61,590	1,913	3%
Amortization of acquired intangible assets	19,642	19,126	516	3%	59,745	56,905	2,840	5%
Merger integration	13,244	8,193	5,051	62%	38,422	31,328	7,094	23%
Total operating expenses	$103,686	$93,056	$10,630	11%	$315,395	$278,815	$36,580	13%
Sales and marketing. Sales and marketing expense decreased by $0.2 million, or 1%, from the three months ended October 31, 2020 to the three months ended October 31, 2021.
The $5.8 million, or 16%, increase in sales and marketing expense from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to an increase in marketing expenses from increased staffing and marketing collateral and increases in team member and partner commissions.
We expect our sales and marketing expenses to increase for the foreseeable future as we focus on our cross-selling program and marketing campaigns. On an annual basis, we expect our sales and marketing expenses to continue to increase as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses. We expect our sales and marketing expenses to increase as a percentage of our total revenue, primarily due to the Further acquisition and stock-based compensation.
Technology and development. The $7.3 million, or 24%, increase in technology and development expense from the three months ended October 31, 2020 to the three months ended October 31, 2021 was primarily due to increases in amortization, stock-based compensation, and personnel-related expenses.
The $18.9 million, or 20%, increase in technology and development expense from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to increases in amortization, stock-based compensation, and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, we expect our technology and development expenses to continue to increase as a percentage of our total revenue pursuant to our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses. We expect our technology and development expenses to increase as a percentage of our total revenue, primarily due to the Further acquisition and stock-based compensation.
General and administrative. The $2.1 million, or 9%, decrease in general and administrative expense from the three months ended October 31, 2020 to the three months ended October 31, 2021 was primarily due to temporary decreases in personnel-related expenses and professional fees.
The $1.9 million, or 3%, increase in general and administrative expense from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to increases in credit losses on trade receivables and stock-based compensation, partially offset by decreases in personnel-related expenses and professional fees.
We expect our general and administrative expenses to continue to increase for the foreseeable future due to the additional demands on our legal, compliance, accounting, and insurance functions that we incur as we continue to grow our business. On an annual basis, we expect our general and administrative expenses to increase as a percentage of our total revenue over the near term pursuant to our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses. We expect our technology and development expenses to increase as a percentage of our total revenue, primarily due to the Further acquisition and stock-based compensation.
Amortization of acquired intangible assets. The $0.5 million, or 3%, increase in amortization of acquired intangible assets from the three months ended October 31, 2020 to the three months ended October 31, 2021 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Luum Acquisition. The remainder of the increase was due to amortization of the Fifth Third Bank HSA portfolio and other acquired HSA portfolios.
The $2.8 million, or 5%, increase in amortization of acquired intangible assets from the nine months ended October 31, 2020 to the nine months ended October 31, 2021 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios.
Merger integration. The $13.2 million and $38.4 million in merger integration expense for the three and nine months ended October 31, 2021, respectively, was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology-related, and facilities expenses directly related to the WageWorks Acquisition and additional integration expenses incurred related to the acquisition of Further. We expect integration expenses totaling approximately $110 million and $55 million in the aggregate for the WageWorks and Further acquisitions, respectively. Merger integration expenses attributable to the WageWorks Acquisition are expected to be completed by the end of fiscal year 2022, with the exception of ongoing lease expense related to certain WageWorks offices that have been permanently closed, less any related sublease income. As of October 31, 2021, we had incurred a total of approximately $117 million of non-recurring merger integration costs related to the WageWorks Acquisition and the Further acquisition.
Interest expense
The $11.9 million and $25.8 million in interest expense for the three and nine months ended October 31, 2021, respectively, consisted primarily of interest accrued on our long-term debt and amortization of debt discount and issuance costs, as well as a $4.0 million loss on extinguishment of debt recorded during the three months ended October 31, 2021 as a result of the refinancing of our prior credit facility. We expect interest expense to increase, primarily as a result of the interest expense we will incur on the $600.0 million aggregate principal amount of the Notes issued during the quarter.
Other income (expense), net
The $3.5 million change in other income (expense), net, from expense of $0.4 million during the three months ended October 31, 2020 to income of $3.1 million during the three months ended October 31, 2021 was due to a $3.2 million gain resulting from a change in the fair value of contingent acquisition consideration from the Luum Acquisition and a $0.3 million increase in net other income.
The $1.8 million decrease in other expense, net, from $2.0 million during the nine months ended October 31, 2020 to $0.2 million during the nine months ended October 31, 2021 was due to a $1.7 million gain on the sale of equity securities, a $0.6 million increase in interest income, and a $4.4 million increase in net other income, partially offset by a $4.9 million increase in net acquisition costs, which includes a $2.1 million gain resulting from a change in the fair value of contingent acquisition consideration from the Luum Acquisition.
Income tax benefit
Income tax benefit for the three and nine months ended October 31, 2021 was $4.1 million and $11.5 million, respectively, compared to income tax expense of $2.3 million and $2.0 million for the three and nine months ended October 31, 2020, respectively. The $6.4 million and $13.5 million increase in the income tax benefit for the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 was primarily due to a decrease in pre-tax book income and an increase in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
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
Liquidity and capital resources
Cash and cash equivalents overview
Our principal sources of liquidity are our current cash and cash equivalents balances, collections from our service, custodial, and interchange revenue activities, and availability under our Revolving Credit Facility (as defined below). We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, payments under our Term Loan Facility, and capital expenditures.
As of October 31, 2021 and January 31, 2021, cash and cash equivalents were $649.1 million and $328.8 million, respectively. Cash and cash equivalents as of October 31, 2021 included $456.6 million of net proceeds we received from our follow-on public offering in the first quarter of fiscal year 2022 from the sale of 5,750,000 shares of our common stock, partially offset by $50.2 million used for the Luum Acquisition, and an additional $60.8 million used to acquire the Fifth Third Bank HSA portfolio. Subsequent to October 31, 2021, the Company used the remaining net proceeds from the offering, and other cash on hand, for the acquisition of Further.
Capital resources
We maintain a “shelf” registration statement on Form S-3 on file with the SEC. A shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including, but not limited to, working capital, sales and marketing activities, general and administrative matters, capital expenditures, and repayment of indebtedness, and if opportunities arise, for the acquisition of, or investment in, assets, technologies, solutions or businesses that complement our business. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
In the first quarter of fiscal year 2022, we closed a follow-on public offering of 5,750,000 shares of common stock at a public offering price of $80.30 per share, less the underwriters' discount. We received net proceeds of $456.6 million after deducting underwriting discounts and commissions of $4.6 million and other offering expenses of approximately $0.5 million.
On October 8, 2021, the Company completed its offering of $600.0 million aggregate principal amount of its 4.50% Senior Notes due 2029. In addition, on October 8, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) which includes a five-year senior secured term loan A facility, in an aggregate principal amount of $350.0 million, and a five-year senior secured revolving credit facility (the “Revolving Credit Facility”), in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. The net proceeds from the issuance of the Notes together with borrowings under the Credit Agreement and $31.8 million of cash on hand, were used to repay the outstanding borrowings under the prior credit agreement, dated August 20, 2019. For a description of the terms of the Credit Agreement, refer to Note 8—Indebtedness. As of October 31, 2021, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of October 31, 2021, and for the period then ended.
Use of cash
We used $50.2 million of the net proceeds from the follow-on public offering for the Luum Acquisition and used an additional $60.8 million to acquire the Fifth Third Bank HSA portfolio. Subsequent to October 31, 2021, the Company used the remaining net proceeds from the offering, and other cash on hand, for the acquisition of Further.
Capital expenditures for the nine months ended October 31, 2021 and 2020 were $56.3 million and $48.6 million, respectively. We expect to continue our current level of increased capital expenditures for the remainder of the fiscal year ending January 31, 2022 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.

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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$90,438	$120,717
Net cash used in investing activities	(167,946)	(76,730)
Net cash provided by financing activities	397,834	63,643
Increase in cash and cash equivalents	320,326	107,630
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$649,129	$299,356
Cash flows from operating activities. Net cash provided by operating activities during the nine months ended October 31, 2021 resulted from net loss of $11.5 million, plus depreciation and amortization expense of $98.4 million, stock-based compensation expense of $41.7 million, amortization of debt discount and issuance costs of $3.6 million, and a loss on extinguishment of debt of $4.0 million, partially offset by a decrease in the fair value of contingent consideration of $2.1 million and other non-cash items and working capital changes totaling $43.7 million.
Net cash provided by operating activities during the nine months ended October 31, 2020 resulted from net income of $3.5 million, plus depreciation and amortization expense of $85.5 million, stock-based compensation expense of $30.3 million, and amortization of debt discount and issuance costs of $3.8 million, partially offset by other non-cash items and working capital changes totaling $2.4 million.
Cash flows from investing activities. Cash used in investing activities for the nine months ended October 31, 2021 resulted from the Luum Acquisition for $49.5 million, net of cash acquired, $49.0 million in software and capitalized software development, $7.3 million in purchases of property and equipment, and $64.5 million in acquisitions of intangible member assets, partially offset by $2.4 million of proceeds from the sale of equity securities associated with a long-term capital investment.
Net cash used in investing activities for the nine months ended October 31, 2020 resulted from $37.2 million in software and capitalized software development, $11.4 million in purchases of property and equipment, and $28.1 million in acquisitions of intangible member assets.
Cash flows from financing activities. Net cash provided by financing activities during the nine months ended October 31, 2021 resulted from $938.2 million of net proceeds from the issuance of long-term debt, $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock, and the exercise of stock options of $7.7 million. These items were partially offset by $1.0 billion of principal payments on our long-term debt and $1.6 million used in the settlement of Client-held funds obligations.

Net cash provided by financing activities during the nine months ended October 31, 2020 resulted primarily from $286.8 million of net proceeds from our follow-on public offering of 5,290,000 shares of common stock and the exercise of stock options of $4.5 million, partially offset by $223.4 million of principal payments on our long-term debt and $4.2 million used in the settlement of Client-held funds obligations.
Contractual obligations
See Note 6—Commitments and contingencies for information about our contractual obligations.

Off-balance sheet arrangements
As of October 31, 2021, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. There have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2021, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Qualitative and quantitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2021 and 2020, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of October 31, 2021 were $649.1 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of October 31, 2021 was $84.1 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk remains highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.

Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of October 31, 2021, we held in custody HSA Assets of approximately $16.4 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts and similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets placed among our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of October 31, 2021, we held Client-held funds of approximately $811.0 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2021, we had unrestricted cash and cash equivalents of $649.1 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of October 31, 2021, we had $350.0 million outstanding under our Term Loan Facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and Revolving Credit Facility is variable and was 1.88% at October 31, 2021. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at October 31, 2021 would result in approximately $3.5 million of additional interest expense over the next 12 months. The interest rate on our Notes is fixed at 4.50%.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the CEO and CFO have concluded that as of October 31, 2021, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses described below, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Luum on March 8, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of October 31, 2021 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Luum. Luum’s assets and revenues represented approximately 1%, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal quarter ended October 31, 2021.
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
B. Contract to Cash Process
The Company did not have effective controls around the contract-to-cash life cycle of service fees, including ineffective process level controls around billing set-up during customer implementation, managing change to existing customer billing terms and conditions, timely termination of customers, implementing complex and/or non-standard billing arrangements that require manual intervention or manual controls for billing to customers, processing timely adjustments, lack of robust, established and documented policies to assess collectability and reserve for revenue, bad debts and accounts receivable, availability of customer contracts, and reviews of non-standard contracts.

C. Information Technology General Controls
The Company did not have effective controls related to information technology general controls (ITGCs) in the areas of logical access and change-management over certain information technology systems that supported its financial reporting processes. The Company's business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
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
In response to the COSO Framework component material weaknesses in the WageWorks subsidiary’s internal control over financial reporting, management has taken the following actions:
•performed its recurring risk assessment and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks;
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
•formalized documentation underlying processes and controls to promote knowledge and information transfer across functions and upon personnel changes; and
•continued to monitor the operating effectiveness of the existing entity-level controls.
Although we have implemented the remediation plans detailed above, certain of these controls have not yet operated in the current fiscal year for us to evaluate if the material weakness has been remediated.
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
•formalized the assessment of the relevancy of information and data used in key controls, including a plan to design or augment controls to incorporate the review of the accuracy and completeness of such items; and
•continued to monitor the operating effectiveness of the process-level and redesigned controls.
Although we have implemented the remediation plan detailed above, these controls have not been in place and operating for a sufficient period of time for us to evaluate if the material weakness has been remediated.
In response to the material weakness “B. Contract to Cash Process,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms related to the contract-to-cash cycle, which will reduce a significant number of manual business process controls;
•enhanced the design of existing controls including information and data used in controls, where applicable, and began implementing additional controls to further strengthen the control environment; and
•implemented a process to assess the design and monitor the operating effectiveness of the redesigned controls.

In response to the material weakness “C. Information Technology General Controls,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms, which will reduce the number of ITGCs in the areas of logical access and change management;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment; and
•implemented a process to assess and enhance the design and monitor the operating effectiveness of controls related to logical access and change management for relevant applications and systems.
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
Changes in Internal Control Over Financial Reporting
Other than continuing to make progress on the ongoing integration and remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The integration of the Further business may not be successful.

The success of the Further acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Further with our business in an efficient and effective manner. The Further business is being carved out from the operations of its parent company. As such, the successful integration of the Further business with the Company is dependent on our ability to successfully carve out the Further business from its parent. While we have entered into a transition services agreement in order to effectively carve-out the Further business from its parent, no assurance can be given that the carve-out will be successful. In addition, the integration process could take longer than anticipated and could result in the loss of key employees, the disruption of the Company's ongoing business and the Further business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with team members, Clients, Network Partners, or other third parties, or our ability to achieve the anticipated benefits of the acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Further with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition of Further, and our business, results of operations and financial condition could be materially and adversely affected.

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

In September 2021, the President of the United States signed an executive order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors, including mandatory COVID-19 vaccines for employees of federal contractors (subject to medical and religious exemptions) (the “Vaccine Mandate”). We are classified as a federal contractor due to a number of our agreements and believe we will be subject to the Vaccine Mandate. In order to comply with the Vaccine Mandate and based on current guidance provided by the federal government, HealthEquity is requiring all of its team members to show proof of vaccination or qualify for an applicable exemption by January 2022, although the timing of implementation of the executive order may be affected by additional guidance issued, including any extensions of time granted to comply. HealthEquity’s compliance with the Vaccine Mandate could result in increased team member attrition and costs associated with preventing team member attrition, and a material increase in team member attrition or increase in retention costs could have a material and adverse impact on our business, results of operations and financial condition.

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

The Vaccine Mandate requires that certain of our third-party vendors also require employees to be vaccinated. While we continue to evaluate the impact of the Vaccine Mandate on our third-party vendors, compliance with the Vaccine Mandate could result in certain key third-party vendors terminating their arrangements with us or in increased employee turnover at our third-party vendors, delays in performance by our third-party vendors, or increased costs for us. Such impacts could have a material and adverse impact on our business, results of operations and financial condition.

Our substantial debt could limit our ability to fund operations, expose us to interest rate volatility, limit our ability to raise additional capital and have a material adverse effect on our ability to fulfill our obligations under the Notes and on our business and prospects generally.

We are party to a $1.35 billion credit agreement (the "Credit Agreement"), which consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $350 million and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $1 billion. We have also issued $600 million of 4.50% unsecured Senior Notes due 2029. Under the Credit Agreement, we have the right to request additional commitments for new term loans and increases to then-existing term loans and revolving credit commitments in an amount up to the sum of (i) $300 million, plus (ii) an unlimited additional amount so long as the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 3.85 to 1.00 (assuming any such new or increased revolving commitments are fully borrowed). We also have the right to incur additional debt from time to time, subject to the restrictions contained in the Credit Agreement and the Indenture. The substantial debt we have outstanding, combined with our other financial obligations and contractual commitments, has important consequences, including the following:

•our level of debt may make it more difficult for us to satisfy our obligations with respect to our debt, including the Notes, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the Indenture and the agreements governing such other debt;

•we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;
•our interest expense could increase if interest rates increase because any outstanding borrowings under our Credit Facilities will be based on variable interest rates;
•the interest rate on our Revolving Credit Facility will depend on the level of our specified financial ratios, and therefore could increase if such specified financial ratios increase;
•such substantial debt could leave us vulnerable to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•our debt service obligations could limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;
•our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;
•our level of debt may prevent us from raising the funds necessary to repurchase all of the Notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the Indenture; and
•a potential failure to comply with the financial and other restrictive covenants in any of our debt instruments, which, among other things, require us to maintain specified financial ratios, could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations under the Notes and on our business and prospects generally.

The Indenture and the Credit Agreement contain covenants that impose significant operational and financial restrictions on us, and the failure to comply with these covenants would result in an event of default under these instruments.

The Indenture and the Credit Agreement impose on us operating and other restrictions. These restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

•incur additional debt and issue certain capital stock;
•create liens;
•make investments or acquisitions;
•enter into transactions with affiliates;
•sell assets;
•guarantee debt;
•declare or pay dividends or other distributions to shareholders;
•repurchase equity interests;
•redeem debt that is subordinated in right of payment to certain debt instruments;
•enter into agreements that restrict dividends or other payments from subsidiaries; and
•consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

The terms of the Revolving Credit Facility in the Credit Agreement also require us to achieve and maintain compliance with specified financial ratios. The restrictions contained in the Credit Agreement:

•limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and
•adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders under our Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the Indenture. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Additionally, our Credit Agreement contains a cross-default provision, which generally causes a default or event of default under the Credit Agreement upon a qualifying default or event of default under any other debt instrument (including under the Indenture) and the Indenture contains a cross-acceleration provision. If we are unable to repay outstanding borrowings when due, the lenders under our Credit Facilities will also have the right to proceed against the collateral granted to them to secure the debt. If lenders under the Credit Facilities accelerate the debt thereunder, then the obligations under the Notes would be accelerated. We cannot provide assurance that, if the indebtedness under our Credit Facilities or the Notes were to be accelerated, our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such acceleration could have a material adverse effect on our business and our prospects.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
2.1†	Amended and Restated Asset and Unit Purchase Agreement, dated as of September 7, 2021, by and among Viking Acquisition Corp., HealthEquity, Inc., MII Life Insurance, Incorporated d/b/a Further and Aware Integrated, Inc.	8-K	001-36568	2.1	September 8, 2021
2.2†	Asset Purchase Agreement, dated as of September 7, 2021, by and among HealthEquity, Inc., Viking Acquisition Corp. and MII Life Insurance, Incorporated d/b/a Further	8-K	001-36568	2.2	September 8, 2021
2.3†	Amendment to Stock Purchase Agreement dated as of October 31, 2021 by and between HealthEquity, Inc. and Evan McCordick as Sellers’ representative	8-K	001-36568	2.1	November 1, 2021
4.1	Indenture, dated as of October 8, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36568	4.1	October 12, 2021
10.1†	Credit Agreement, dated as of October 8, 2021, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	October 12, 2021
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 9, 2021	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer