Form 10-K
period 2022-01-31
HEALTHEQUITY, INC.
filed 2022-03-31
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
None
.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 30, 2021, based on the closing price of $73.98 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $6.1 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 30, 2021, the registrant assumed that a stockholder was an affiliate of the registrant at July 30, 2021 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 30, 2021. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2022, there were 83,821,764 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement related to its 2022 annual meeting of stockholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Part I
Item 1. Business
Company overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we and our subsidiaries provide consumers with healthcare bill evaluation and payment processing services, personalized benefit information, including information on treatment options and comparative pricing, access to remote and telemedicine benefits, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings. We believe the shift to greater consumer responsibility for healthcare costs will require a significant portion of consumers under the age of 65 with private health insurance in the United States to use offerings such as ours.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2022, we administered 7.2 million HSAs, with balances totaling $19.6 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.4 million as of January 31, 2022.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2022, our platforms were integrated with 185 Network Partners, and we serve approximately 120,000 Clients.
We have increased our share of the growing HSA market from 4% in December 2010 to 18% as of December 2021, measured by HSA Assets. According to Devenir, we are the largest HSA provider by accounts and second largest by assets as of December 2021. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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
Our business model provides strong visibility into our future operating performance, with the vast majority of our accounts opened before the start of our fiscal year.
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
Recent acquisitions
WageWorks acquisition. On August 30, 2019, we completed our acquisition of WageWorks, Inc. (the "WageWorks Acquisition") and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under our prior term loan facility and approximately $816.9 million of cash on hand.
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
As of January 31, 2022, we had substantially completed our multi-year integration effort and achieved approximately $80 million in annualized ongoing net synergies. We anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader service offerings and as we continue to drive member engagement.
Luum acquisition. In March 2021, we bolstered our commuter offering by acquiring 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition"). The aggregate purchase price for the acquisition consisted of $56.2 million in cash. Luum provides employers with various commuter services, including access to real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Fifth Third Bank HSA portfolio acquisition. On April 27, 2021, we signed an agreement to acquire the Fifth Third Bank, National Association ("Fifth Third") HSA portfolio, which consisted of $490.0 million of HSA Assets held in approximately 160,000 HSAs in exchange for a purchase price of $60.8 million in cash. This acquisition closed on September 29, 2021.
Further acquisition. On September 7, 2021, we signed an amended agreement to acquire the Further business (other than Further's voluntary employee beneficiary association business), a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets, for $455 million in cash (the "Further Acquisition"). This acquisition closed on November 1, 2021.
HealthSavings HSA portfolio acquisition. On December 4, 2021, we signed an agreement to acquire the Health Savings Administrators, L.L.C. (“HealthSavings”) HSA portfolio, which consisted of $1.3 billion of HSA Assets held in approximately 87,000 HSAs in exchange for a purchase price of $60 million in cash. This acquisition closed on March 2, 2022.
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
We acquired several other technology platforms as part of the WageWorks Acquisition. These additional technology platforms are designed to be highly scalable based on an on-demand delivery model that Clients and members may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model for these platforms eliminates the need for our Clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base. We acquired an additional technology platform as part of the Luum Acquisition, which provides Clients with various commuter services, including access to real-time commute data, to help Clients design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
We are working to phase out certain technology platforms that we acquired in the WageWorks Acquisition, which requires us to migrate certain Clients to one of our remaining technology platforms. We expect to complete these migrations during the fiscal year ending January 31, 2023.
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
Healthcare flexible spending accounts. Healthcare FSAs are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, and medical devices. Healthcare FSAs can be customized by employers so they have the freedom to determine what eligible expenses may be reimbursed under these arrangements. Our employer Clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees.
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
COBRA. We offer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits, which include medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for qualified beneficiaries for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay us directly as opposed to their employers for coverage they elect to continue. We handle the accounting and customer services for such terminated employees, as well as interfacing with the carrier regarding the employees’ eligibility for participation in the COBRA program. The American Rescue Plan Act of 2021 provided a temporary 100% subsidy of COBRA premium payments for eligible individuals who lost coverage due to an involuntary termination for up to six months, which ended September 30, 2021.
Commuter Programs. We administer pre-tax commuter benefit programs. Employers are permitted to provide employees with commuter benefits including qualified transit (which includes vanpooling) and parking. The maximum monthly federal (and sometimes state) tax free exclusion is indexed for inflation. For 2022, the maximum pre-tax monthly limits are $280 for qualified transit and $280 for qualified parking.
The Luum technology platform provides employers with various commuter services, including access to real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Our technology
Technology solution. Our proprietary technology is deployed as a cloud-based solution that is accessible to customers online and through our mobile app. We utilize a multi-tenant architecture that allows changes made for one Network Partner to be extended to all others. This architecture provides operating leverage by reducing costs and improving efficiencies, enabling us to maximize the utilization of our infrastructure capacity with a reduction in required maintenance. We are increasing investment in our technology and communications systems to support new opportunities and enhance security, privacy, and platform infrastructure.
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
Data security and protection. Due to the sensitive nature of our customers’ data that we hold, we have a heightened focus on data security and protection. We maintain administrative, technical, and physical safeguards designed to protect confidential data. Our Risk and Security team identifies security risks by working with state and federal law enforcement, security information-sharing organizations, and 24/7 system surveillance through internal and external detection and response teams.
In the event a security risk is detected, or a breach occurs, we are prepared with appropriate response protocols based on National Institute of Standards & Technology ("NIST") guidelines. Our Security Incident Response Plan defines roles and responsibilities, incident severity levels, key contacts, post-incident steps, and guidelines for testing. Our procedures cover response steps for phishing attacks, ransomware, data breaches, and major vulnerabilities. Lastly, we have an organic threat model that evaluates our security controls to help protect against attacker tactics, techniques, and procedures.
To help ensure our approach to customer privacy and security is effective and in line with industry standards, we follow risk management standards established by the Statement on Standards for Attestation Engagements 18 (SSAE-18) and Service and Organization Controls (SOC 1 and 2) reporting.
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
Leadership. We have established a defensible leadership position in the HSA industry through our focus on innovation, and differentiated capabilities. Our leadership position is evidenced by the increase in our market share (measured by HSA Assets), from 4% in December 2010 to 18% in December 2021, as noted by the 2021 Devenir HSA Research Report, which indicates we are the second largest HSA custodian by market share measured by HSA Assets.
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
Proprietary and integrated technology solution. We have a proprietary cloud-based technology solution, developed and refined during more than a decade of operations and acquired through the WageWorks Acquisition, which we believe is differentiated in the marketplace for a number of key reasons:
•Purpose-built technology:    Our solution was designed specifically to serve the needs of healthcare consumers, health plans and employers. We believe they provide greater functionality and flexibility than the technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with a solution that encompass all of the core functionality of healthcare saving and spending in integrated, secure, and compliant systems, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, HSA trust administration, online investment advice, and sophisticated analytics.

•Data integration:    Our technology solution allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information, clinical insight, and individually tailored strategies into the consumer experience. We currently have more than 20,000 distinct integrations with health plans, pharmacy benefit managers, employers, and other benefits provider systems. Many of our partners’ systems rely on custom data models, non-standard formats, complex business rules, and security protocols that are difficult or expensive to change.
•Configurability:    Our flexible technology solution enables us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can readily configure product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees, and mutual fund investment choices.
Differentiated consumer experience. We have designed our solution and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides an advantage relative to legacy competitors whom we believe prioritize transaction processing and benefits administration.
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
Large and diversified channel access. We believe our differentiated distribution platforms provide a competitive advantage by efficiently enabling us to reach a growing consumer market. Our solution is built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we work with Network Partners and Clients to reach consumers in addition to marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA members.
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
Scalable operating model. We believe that our model is scalable because our services are accessed primarily through our cloud-based technology platforms. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to earn high-margin revenue from existing HSA members grows over time because our HSA members’ balances typically grow, increasing custodial revenue without significant incremental cost to us.
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
Selectively pursue strategic acquisitions. We have historically acquired HSA portfolios and businesses that strengthen our business. We expect to continue this growth strategy and regularly evaluate opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions that have created value for stockholders. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders. In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2022, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act ("CCPA") broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data. Additional privacy requirements are applicable to us as a result of the California Privacy Rights Act of 2020, which significantly modified the CCPA by expanding consumers’ rights with respect to certain sensitive personal information.
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
As of January 31, 2022, we had 3,688 full-time team members and 27 part-time team members, including 2,297 in service delivery, 655 in technology and development, and 763 in sales and marketing, and general and administrative positions. As January 31, 2022, our team members had the following demographic characteristics:

	Executive Leadership Team	People Leaders	All HealthEquity Team Members
Women	29%	54%	68%
Men	71%	46%	32%
Under age 30	0%	5%	18%
Between ages 30 and 50	43%	63%	56%
Over age 50	57%	32%	26%
People of color	14%	22%	34%
Diversity and inclusion
As an employer, we celebrate the diversity of our team members and strive for consistent inclusion. We strive to make HealthEquity a place where diversity of thought, culture, orientation, identity, and experience enhance every aspect of what we do. We recognize the value of diversity and inclusion in our business practices. We believe that justice, equity, diversity, and inclusion ("JEDI") in the workplace are key to team members feeling they can bring their true authentic self to their work environment and that this translates to higher productivity, increased motivation and improved performance.
At the heart of our JEDI efforts is the "Created Equal program". Led by a diverse council, Created Equal promotes JEDI initiatives and our teammate-led business resource groups, which we call "Connections" groups.
We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations. Our recent efforts have focused on three areas: inspiring authenticity through an inclusive and diverse culture; identifying diverse organizations to expand our candidate pool; and strategically partnering with our Connections groups to accelerate our JEDI efforts.
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
In response to the COVID-19 pandemic, we have prioritized the health and safety of our team members. This includes having the majority of our team members work from home, while implementing additional safety measures for team members continuing critical on-site work. In addition, the Company has established a conditionally based paid leave policy to support team members who have been directly impacted by COVID-19. HealthEquity has also helped team members maintain a healthy work-life balance and juggle competing needs during the pandemic by supporting flexible work schedules. HealthEquity has maintained a strong focus to support the holistic health of our team members, offering a variety of recurring sessions addressing their mental, emotional, and physical health and that of their dependents.
In September 2021, the President of the United States signed an executive order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors, including mandatory COVID-19 vaccines for employees of federal contractors (subject to medical and religious exemptions) (the “Vaccine Mandate”). While the Vaccine Mandate has been stayed by the courts, we are classified as a federal contractor due to a number of our agreements and believe we will be subject to the Vaccine Mandate if it is reinstated. HealthEquity’s compliance with the Vaccine Mandate has and could continue to result in increased team member attrition and absenteeism. Regardless of the Vaccine Mandate, HealthEquity has strongly encouraged all team members to work with their medical provider to get vaccinated against COVID-19. In addition to providing practical education on the vaccine, HealthEquity has held multiple town halls for team members to ask questions and receive important information on vaccination.
Equitable Pay Philosophy and Benefits
HealthEquity is proud to be a workplace where hard work is valued and rewarded. We are committed to pay equity, which is being implemented through our Total Rewards program.
Our pay philosophy is intended to foster a program that supports the Company’s mission, values, and culture. We believe that our greatest asset is our people, and our Total Rewards program, which includes salary, incentive pay, equity, retirement, and health benefits, is designed to attract and retain talented team members who drive the Company’s success. The program is intended to be fair and easy to understand so that all team members and their managers understand the goals and outcomes. HealthEquity strives to administer the program in a manner that is applied consistently, equitably, and free of discrimination, as follows:
•Maintaining competitive pay by reviewing market data annually;
•Ensuring that similar jobs are paid equitably across the organization;
•Rewarding team members based on their abilities, competencies, experience, and performance levels;
•Effectively communicating our Total Rewards policies and practices; and
•Complying with all applicable federal, state, and local laws and requirements.
HealthEquity believes in sharing the financial success of the Company and rewarding individual performance through offering participation in a bonus plan to all non-commissioned team members. The bonus pool is funded based on the financial performance of the Company, and team members' performance against objectives determines the individual payouts earned.
To ensure the Total Rewards program is managed in a consistent and equitable way, all positions at HealthEquity are assigned a job and an associated pay grade. That pay grade is determined using a formal job evaluation methodology based on a job’s purpose and key accountabilities described in the job description. These components are the same for all positions across HealthEquity, regardless of level.
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
Team Member Engagement
HealthEquity also considers team member engagement an important metric of organizational health. We seek team member feedback, measure team member engagement, and measure our team member Net Promoter Score℠, or NPS®, twice a year through a survey. The team member NPS framework surveys team members to generate a total score based on the percentage of those who are promoters (responding with a score of 9 or 10), passives (a score of 7 or 8), and detractors (a score of 0 to 6). Scores are calculated by subtracting the percentage of detractors from the percentage of promoters (the percentage of passives is not used in the formula). Team member NPS scores can range from -100 to 100.
As of January 31, 2022, our team member NPS was 37, based on a participation rate of 89 percent. Out of all responders, 55 percent were promoters, 27 percent were passives, and 18 percent were detractors.

"NPS®" is a registered trademark of Bain & Company, Inc., Satmetrix Systems, Inc., and Fred Reichheld. Net Promoter Score℠ is a service mark of Bain & Company, Inc., Satmetrix Systems, Inc., and Fred Reichheld."
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
Where you can find additional information
Our website is located at www.healthequity.com, and our investor relations website is located at ir.healthequity.com. Information on our website is not incorporated into this report. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks relating to our business and industry
•The COVID-19 pandemic has materially impacted our business and this impact may continue.
•Our acquisition strategy and the integration of our recent and future acquisitions may not be successful.
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
•Failure to adequately place and safeguard our custodial assets, or the failure of any of our depository or insurance company partners, could materially and adversely affect our business, financial condition and results of operations.
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
•We rely on our management team and team members and our business could be harmed if we are unable to retain qualified personnel.
•If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
Data security, technological, and intellectual property risks
•Cyber-attacks, including ransomware attacks, or other privacy or data security incidents could materially adversely impact our business.
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
•Failure to adequately protect our brands and other intellectual property rights, and infringement of the intellectual property rights of others, would negatively impact our business.
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
•Changes in applicable federal and state laws relating to HSAs and other CDBs could materially adversely affect our business.
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
Growth-related risks
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
Financing and related risks
•Our substantial debt could limit our ability to fund operations, expose us to interest rate volatility, limit our ability to raise additional capital and have a material adverse effect on our ability to fulfill our obligations under our credit agreement and indenture and to our Network Partners, Clients and members.
•The indenture and the credit agreement contain covenants that impose significant operational and financial restrictions on us, and the failure to comply with these covenants would result in an event of default under these instruments.
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
Risks relating to our business and industry
The COVID-19 pandemic has materially impacted our business and this impact may continue.
Our business has been, and may continue to be, materially and adversely affected by the COVID-19 pandemic. The Federal Reserve’s interest rate cut in response to the economic impact of COVID-19 and other interest rate market conditions have caused interest rates to decline significantly. While interest rates have increased somewhat since these actions were taken by the Federal Reserve, the funds that we place with our depository partners in this environment continue to be placed at lower interest rates than we originally expected. We have also seen an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes, which changes require substantial time and costs for us to ensure compliance. For example, regulatory changes related to our COBRA product created uncertainty and additional workload on our team members. Further regulatory changes could reduce our operational efficiency and result in additional costs.
Our financial results related to certain of our products have also been adversely affected. For example, we have seen a significant decline in the use of commuter benefits, and decisions by employers to delay return-to-office plans for their employees will further delay the recovery of use of these commuter benefits. In addition, to the extent the "work from home" trend continues after the pandemic, that would further negatively impact the revenue we receive from commuter benefits.
During the initial stages of the pandemic, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. In the event of new lockdowns or restrictions on elective medical procedures, our interchange revenue and service revenue could again be negatively impacted.
As a result of the ongoing pandemic, substantially all of our team members have been working from home. Sales opportunities have been impacted by the lack of travel and in-person meetings, with some opportunities delayed and most now being held virtually. In addition, we have had to support Client open enrollment activities virtually. New COVID-19 variants may result in continued impacts to these activities. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contractors that we rely on to provide our services. The risk of cybersecurity breaches and incidents, and the potential impact of these on our operations, is also higher while our team members log in to our network remotely. The supply chain constraints arising out of the pandemic have impacted our ability to provide our team members the technology they need to work efficiently in a remote environment.
The extent to which the COVID-19 pandemic will continue to negatively impact our business remains highly uncertain and, as a result, may continue to have a material and adverse impact on our business and financial results.
Our acquisition strategy and the integration of our recent and future acquisitions may not be successful.
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
The success of our acquisitions will depend in part on our ability to realize the anticipated business opportunities from combining the operations of these businesses with our business in an efficient and effective manner. Integration of our acquisitions could take longer than anticipated and could result in the loss of key team members, the disruption of our ongoing business and the acquired business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with team members, Clients, Network Partners or other third parties, and could harm our financial performance.
Our management team and other team members are spending significant amounts of time on integration efforts relating to the WageWorks Acquisition and the Further Acquisition, which may distract them from their other responsibilities. Integration could also disrupt each company's ongoing businesses, result in tax inefficiencies, or create inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with third parties, or our ability to achieve the anticipated benefits of these acquisitions and could harm our financial performance.
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
We may fail to fully realize the anticipated synergies associated with successfully integrating our acquisitions. Achievement of these anticipated synergies is based on our ability to grow revenue as a combined company, the integration of technology platforms, and realization of the targeted cost synergies expected from each acquisition. Actual operating, technological, strategic, and revenue opportunities, if achieved at all, may be less significant than expected or may take longer or cost more to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated synergies expected from these acquisitions within the anticipated timing or at all, our business, financial condition, and operating results may be adversely affected.
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
As part of the WageWorks Acquisition integration process, we are working to migrate certain Clients to different technology platforms, which could result in Client attrition if we are unable to meet Client expectations or if we are unable to meet the technical requirements of our Clients. Clients may also decide to not cooperate with the platform migration process, resulting in delays to and additional costs associated with this process or the loss of those Clients. The challenges associated with the platform migration process may result in Client dissatisfaction, potentially impairing our long-term relationships with our Clients. We may also face challenges in integrating the back-office systems and people associated with these technology platforms.
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

In addition to remediating existing material weaknesses, we expect that the continued integration of the WageWorks, Further and Luum businesses will require modifications to our internal control systems, processes, and information systems. Our ability to remediate existing material weaknesses and integrate acquired companies into our internal controls has been impacted by higher than normal team member turnover, including among owners of certain controls. If we are unable to transition ownership of controls effectively, the effectiveness of our internal controls may be negatively impacted.
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
Substantially all of our revenue is earned from tax-advantaged HSAs and other CDBs. The efforts of governmental and third-party payers to raise revenue or contain or reduce healthcare or other costs could include restructuring the tax benefits available through HSAs and other CDBs, which may adversely affect our business, operating results, and financial condition. For example, the federal government or states may seek to raise revenues by enacting tax laws that eliminate the tax deductions available to individuals who contribute to HSAs. We cannot predict if any new tax reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
We believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other CDBs. If our members do not fully use their HSAs or CDBs, or if employers reduce or cease to offer HSAs or other CDB programs, or if the rate of adoption of these accounts decreases, our results of operations, financial condition, business, and prospects would be materially and adversely affected.
Failure to adequately place and safeguard our custodial assets, or the failure of any of our depository or insurance company partners, could materially and adversely affect our business, financial condition and results of operations.
As a non-bank custodian, we rely on our federally insured custodial depository partners and our insurance company partners to hold the vast majority of the HSA Assets that we custody. If any material adverse event were to affect one of our depository partners or our insurance company partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking, insurance or other regulatory requirements, systems failure or its inability to return principal or pay interest thereon, our business, financial condition and results of operations could be materially and adversely affected.
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
We partner with our depository and insurance company partners to hold our HSA Assets and other Client-held funds. We earn a significant portion of our consolidated revenue from fees we earn from our depository and insurance company partners, approximately 27%, 26%, and 34% during the fiscal years ended January 31, 2022, 2021, and 2020, respectively. A decline in prevailing interest rates, such as the current low interest rate environment due to the COVID-19 pandemic, or a negative interest rate environment, has and may continue to negatively affect our business by reducing the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates on HSA Assets, our members may choose another HSA custodian. Similarly, if the value of the invested HSA Assets we hold declines, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected. Any such scenario could materially and adversely affect our business and results of operations.
If we are not successful in adapting to our rapidly evolving industry, our growth may be limited, and our business may be adversely affected.
The market for our products and services is subject to rapid and significant change and competition. The market for administration of HSAs and other CDBs is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry, industry consolidation, and the substantial resources available to our existing and potential competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our Clients, Network Partners and members.
Our success depends on the willingness of consumers to increase their use of HSAs and other CDBs, our ability to increase engagement, and our ability to demonstrate the value of our services to our existing and potential Clients, Network Partners and members. If our existing Clients, Network Partners and members do not recognize or acknowledge the benefits of our services or we do not drive engagement, then the market for our services might develop more slowly than we expect, which could adversely affect our operating results.
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
The market for our products and services is highly competitive. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are HSA custodians and administrators that include state or federally chartered banks, such as Webster and Optum Bank, insurance companies, well-known retail investment companies, such as Fidelity Investments, and non-bank custodians approved by the U.S. Treasury. We also have numerous indirect HSA administration competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks, and these competitors may enter the HSA market or expand existing HSA offerings to compete with us.
Increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. Our competitors may also offer reduced fee or no-fee HSAs, which may permit them to increase market share in our market and lead to Client and Network Partner attrition or cause us to reduce our fees; and this risk could be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors.
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

Well-known retail mutual fund companies, such as Fidelity Investments, have entered the HSA and CDB business and gained significant market share. Our market share could decline if Fidelity and other mutual fund companies continue expanding their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with these mutual fund company competitors, our results of operations, financial condition, business, and prospects could be materially adversely affected.
Many of our competitors, in particular banks, insurance companies, and other financial institutions, have longer operating histories and significantly greater financial, technical, marketing, and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale, and support of their products and services and have offered, or may in the future offer, a wider range of products and services that are increasingly desired by potential customers, and they may also use advertising and marketing strategies (including loss-leaders) that achieve broader brand recognition or acceptance.
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
We derived 17%, 15%, and 16% of our total revenue during the fiscal years ended January 31, 2022, 2021, and 2020, respectively, from interchange fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. The COVID-19 pandemic has had a materially adverse impact on the interchange fees generated due to decreased usage of our payment cards in our commuter product and in healthcare spending. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, if the impacts of the COVID-19 pandemic continue, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
Risks relating to our service and culture
Any failure to offer high-quality customer support services could adversely affect our relationships with our members, Clients, and Network Partners and our operating results.
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. We have experienced team member turnover as a result of the ongoing "great resignation"

occurring throughout the American economy, and this has negatively impacted our ability to provide the type of service that is expected by our Network Partners, Clients and members.
A majority of our work force now works remotely, including our member service and Client service teams, and we expect this remote work environment to continue after the COVID-19 pandemic. As a result, it may be more difficult to provide the type of service our members, Clients and Network Partners expect, and it may be more difficult to meet our service level commitments to our Clients.
Our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing customers. Further, we use third-party vendors for certain call centers and COBRA claims and transaction processing, including certain offshore vendors for member chat service, which vendors may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard may hurt our reputation or ability to attract and retain customers.
We rely on our management team and team members and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our executive leadership team and other key personnel. While we have entered into employment agreements with our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide equity-based awards that vest over time or based on performance. The value to team members of these awards will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel and other team members. For example, competition for qualified personnel in our field and geographic markets is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly in the technology-related fields. In addition, we have experienced team member turnover as a result of the ongoing "great resignation" occurring throughout the American economy, and we expect to continue to experience team member turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. For example, it has become more difficult for us to hire entry-level team members in our member service and client service teams. If our retention efforts are not successful or our team member turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially and adversely affected.
In September 2021, the President of the United States signed the Vaccine Mandate. While the Vaccine Mandate has been stayed by the courts, we are classified as a federal contractor due to a number of our agreements and believe we will be subject to the Vaccine Mandate if it is reinstated. HealthEquity’s compliance with the Vaccine Mandate has and could continue to result in increased team member attrition, absenteeism, costs associated with preventing team member attrition and absenteeism, and a further material increase in team member attrition, absenteeism or increase in retention costs could have a material and adverse impact on our business, results of operations and financial condition.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including through the integration of team members joining us through our acquisitions, we have found it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Data security, technological, and intellectual property risks
Cyber-attacks, including ransomware attacks, or other privacy or data security incidents could materially adversely impact our business.
Our proprietary technology platforms enable the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. As one of the largest providers of HSAs and other CDBs, we are an even more attractive target for cyber-attacks, including ransomware attacks, which means we must continue to secure and monitor each of our technology platforms, making sure these platforms are aligned to our industry benchmark security posture. In addition, recent geopolitical events, including the war between Russia and Ukraine, may result in an increase in cyber-attacks.
The majority of our work force now works remotely, and we expect this to continue even after the COVID-19 pandemic. This remote work environment increases the risk of cybersecurity breaches and incidents, and the potential impact of these on our operations is also higher while our team members log in to our network remotely.
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
Security breaches could result in the loss of sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our Clients, fines and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members, Clients and Network Partners, damage our reputation, and cause a loss of confidence in our products and services. If third parties improperly obtain and use the personal information of our members, we may be required to expend significant resources to resolve these problems. While we have security measures in place, we have experienced data privacy incidents in the past, including several incidents in 2018. As a result, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability, which could result in loss of sales, Clients and Network Partners.
We have found that the security measures associated with some of the technology platforms used by WageWorks are not sufficient and improving these security measures has taken and will continue to take significant resources. The continued integration of the WageWorks technology platforms with our technology platforms may create further vulnerabilities in our systems.
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
Fraudulent and other illegal activity involving our products and services could lead to financial and reputational damage to us and reduce the use and acceptance of our products and services.
Criminals are using increasingly sophisticated methods to capture personal information in order to engage in illegal activities such as counterfeiting and identity theft. Even if we can secure our systems against these activities, we are vulnerable through third parties. We rely upon third parties for some transaction processing services, data feeds, and vendors, which subjects us to risks related to the vulnerabilities of those third parties. For example, we are exposed to risks relating to the theft of payment card numbers housed in a merchant's point of sale systems if our members use our payment cards at a merchant whose systems are compromised. We may make our members whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services, or cause our Clients, members and Network Partners to cease doing business with us.
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
Attracting and retaining new clients and Network Partners requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, potential clients and Network Partners are increasingly seeking a bundled solution, encompassing a wide range of features. Accordingly, we must continue to develop new and updated applications, features, and services, and maintain existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our members’ and Clients' experience without disruption to our existing applications, features and services, or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing Clients and Network Partners. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings, products and services. These efforts may:
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
The ability of our team members, members, Network Partners, and Clients to access our technology platforms is critical to our business. We cannot ensure that the measures we have taken to enable access to our technology platforms will be effective to prevent or minimize interruptions to our operations. Our technology platforms are hosted by third-party data centers. Our facilities and our third-party data centers are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
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
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate test systems, and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our technology platforms and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our members', Clients' and Network Partners' ability to access our technology platforms, impair the delivery of our products and services, and harm the perception of our platforms as reliable, trustworthy, and consistent. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay access to our products by members, Clients and Network Partners, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our members, Clients and Network Partners to cease doing business with us, any of which could negatively impact our financial results.
Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products and services.
Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver our products and services. Interruptions in our service could negatively impact our financial results, and our reputation could be damaged if our systems are viewed as unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Any unscheduled interruption in our service could negatively impact our financial results. In addition, our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
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
Failure to adequately protect our brands and other intellectual property rights, and infringement of the intellectual property rights of others, would negatively impact our business.
We believe that our brands are critical to the success of our business, and we utilize trademark registration and other means to protect these brands. Our business would be harmed if we were unable to protect our brands against infringement and the value of our brands was to decrease as a result.
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
We believe that promoting our brands in an effective manner is critical to achieving widespread acceptance of our products and services, attracting new customers and strategic partners, and integrating acquired businesses and Clients. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote our brands, or incur substantial expenses in doing so, we may fail to attract or retain a sufficient number of Clients and Network Partners necessary for us to realize a sufficient return on our brand-building efforts, to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services, or to fully and effectively integrate our acquisitions.
We currently own several web domain names that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the U.S. is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our brands, trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing strong branding if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. In addition, proposals to implement a single payer or "Medicare for all" system in the U.S. or in individual states, if adopted, could have a material adverse effect on our business. The full impact of healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown and may be affected by President Biden's administration and a Democratically controlled Congress. Accordingly, we are unable to predict what effect healthcare reform measures will have on our business.
Changes in applicable federal and state laws relating to HSAs and other CDBs could materially adversely affect our business.
HSAs and other CDBs exist as a result of provisions in the Internal Revenue Code and other laws and regulations. Changes to the regulatory landscape impacting our products may require substantial time and costs for us to ensure our products are compliant. For example, regulatory changes related to our FSA and COBRA products enacted in the wake of the COVID-19 pandemic created uncertainty and additional workload on our team members and resulted in additional costs. In addition, federal or state governments could impose laws that limit the eligibility requirements for our products, which could limit our ability to grow or cause us to lose existing members, or such governments could change the eligibility requirements we must meet to maintain the licenses we need to offer our products. We cannot predict if any new reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be, and such reforms could have a material adverse effect on our business.
We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information. If we or any of our third-party vendors experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access, and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain, and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with these privacy laws, rules, and regulations, we have experienced data privacy incidents. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. In addition, our increased offering of CDBs means we now obtain substantially more HIPAA data. Additionally, as we have in connection with prior security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements, and contractual obligations.
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
We are subject to U.S. federal and state income, payroll, property, sales and use, and other types of taxes in numerous jurisdictions. Significant judgment is required in determining our provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes. For example, recent tax proposals have included proposals to increase the U.S. corporate income tax rate and impose a new alternative minimum tax on book income. If these or similar taxpayer unfavorable proposals are ultimately enacted, they could materially impact our tax provision, cash tax liability and effective tax rate.
We do not collect sales and use taxes in all jurisdictions in which our customers are located, other than from sales of certain commuter services, based on our belief that such taxes are generally not applicable to our services. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. In those jurisdictions and in those cases where we do believe sales taxes are applicable, we collect and file timely sales tax returns. Currently, such sales taxes apply to certain commuter services, but otherwise are minimal to the rest of our services. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest, and penalties, and we could be required to collect such taxes in the future. Such additional sales and use tax liability could adversely affect the results of our operations.
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
Compliance with regulatory requirements may divert internal resources and take significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the HHS, the DOL, the SEC, the Wyoming Division of Banking, or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members, Clients or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. In addition, all of our business is subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
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
Our business depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Network Partners enjoy significant market share in various geographic regions. In certain geographies, we have multiple Network Partners that may be competing against each other for the same business, which may result in our inability to bid for certain business or could result in us upsetting a Network Partner that we choose not to partner with in a certain bid or that expects us to bid exclusively with them. If these Network Partners choose to instead partner with our competitors, or otherwise reduce offering, or cease to offer, our products and services, our results of operations, business, and prospects could be materially adversely affected.
A change in relationship with any of our bank identification number sponsors, or the failure by these sponsors to comply with certain banking regulations, could materially and adversely affect our business.
We rely on a limited number of bank identification number ("BIN") sponsors in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsors enable us to link the payment cards that we offer our members to the VISA and Mastercard networks, thereby allowing our members to use our payment cards to pay for expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsors, including a significant decline in the financial condition of any of our BIN sponsors, a decline in the quality of service provided by our BIN sponsors, the inability of our BIN sponsors to comply with applicable banking and financial service regulatory requirements or industry standards, systems failure or the inability of our BIN sponsors to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering, which would materially impact our interchange revenue. In addition, we do not have long-term contracts with our BIN sponsors, and our BIN sponsors may increase the fees charged to us or terminate our relationship. If we were required to change BIN sponsors, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.

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
In the event the stay of the Vaccine Mandate is lifted, the Vaccine Mandate would require that certain of our third-party vendors also require their employees to be vaccinated. While we continue to evaluate the impact of the Vaccine Mandate on our third-party vendors, compliance with the Vaccine Mandate could result in certain key third-party vendors terminating their arrangements with us or in increased employee turnover at our third-party vendors, delays in performance by our third-party vendors, or increased costs for us. Such impacts could have a material and adverse impact on our business, results of operations and financial condition.
Growth-related risks
We may not be able to operate, integrate, and scale our technology effectively to match our business growth.
Our ability to continue to provide our products and services to a growing number of customers, as well as to enhance our existing products and services, attract new customers and strategic partners, offer new products and services, and continue the integration of acquired businesses into our business, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability, and customer loss. We are currently investing in a significant modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy, and platform infrastructure. If we are unsuccessful in implementing these upgrades to our technology platforms, we may be unable to adequately meet the needs of our customers and/or implement technology-based innovation in response to a rapidly changing market, which could harm our reputation and adversely impact our business, financial condition, and results of operations.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
The continued rapid expansion and development of our business has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2022, we had approximately 7.2 million HSAs and $19.6 billion in HSA assets representing growth of 25% and 37%, respectively, from January 31, 2021. Our growth strategy contemplates further increasing the number of our HSAs, CDBs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs, CDBs and HSA Assets in the past may not be indicative of the rate at which we will be able to grow in the future.
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
Our consolidated balance sheet includes significant intangible assets, including approximately $1.65 billion in goodwill and $973.1 million in intangible assets, together representing approximately 84% of our total assets as of January 31, 2022. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Financing and related risks
Our substantial debt could limit our ability to fund operations, expose us to interest rate volatility, limit our ability to raise additional capital and have a material adverse effect on our ability to fulfill our obligations under our Credit Agreement and Indenture and to our Network Partners, Clients and members.
We are party to a credit agreement (the "Credit Agreement") among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto. Our Credit Agreement consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $350 million (the "Term Loan Facility") and (ii) a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”),in an aggregate principal amount of up to $1 billion. We have also issued $600 million of 4.50% unsecured Senior Notes due 2029 (the "Notes"). Under the Credit Agreement, we have the right to request additional commitments for new term loans and increases to then-existing term loans and revolving credit commitments in an amount up to the sum of (i) $300 million, plus (ii) an unlimited additional amount so long as the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 3.85 to 1.00 (assuming any such new or increased revolving commitments are fully borrowed). We also have the right to incur additional debt from time to time, subject to the restrictions contained in the Credit Agreement and the indenture under which the Notes were issued (the "Indenture"). The substantial debt we have outstanding, combined with our other financial obligations and contractual commitments, has important consequences, including the following:
•our level of debt may make it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the Credit Agreement or the Indenture and the agreements governing such other debt;
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
•the interest rate on our Revolving Credit Facility is based on LIBOR, and although the Credit Agreement provides an alternative mechanism for determining the applicable interest rate when LIBOR is no longer available, the interest rates we pay may be adversely affected as a result of potential disruptions in connection with the LIBOR phase-out;
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
To fund our expanding business and growth strategy, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the cash flow from operations we generate from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. For example, the Credit Agreement may make it more challenging to incur additional debt, as it includes prohibitions against incurring additional debt without approval from our existing lenders, and other lenders may not be willing to take on the risk of adding to our existing leverage, In addition, debt financing increases expenses, may contain additional covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences, and privileges superior to those associated with our common stock.
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
Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic) acts of war (including the current war between Russia and Ukraine), terrorist attacks, and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition, and results of operations.
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
Item 1B. Unresolved staff comments
None.
Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah. We lease additional office space in California, New York, Texas, Wisconsin, and Washington. However, since a majority of our work force is now permanently working remotely, most of our office space (other than a portion of our Texas office space and one building in Draper) is no longer used and we have subleased, or are seeking opportunities to sublease, these offices.
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
Holders
As of March 21, 2022, there were 16 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from January 31, 2017 through January 31, 2022. The chart assumes $100 was invested on January 31, 2017 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph
$275
$250
$225
$200
$175
$150
$125
$100
$75
01/31/17
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
Period Ending
HQY
NASDAQ Composite
Russell 3000

Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

Item 6. Reserved

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
Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged HSAs and other CDBs offered by employers, including FSAs and HRAs, and to administer COBRA, commuter and other benefits. As part of our services, we and our subsidiaries provide consumers with healthcare bill evaluation and payment processing services, personalized benefit information, including information on treatment options and comparative pricing, access to remote and telemedicine benefits, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2022, we administered 7.2 million HSAs, with balances totaling $19.6 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.4 million as of January 31, 2022.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2022, our platforms were integrated with 185 Network Partners, and we serve approximately 120,000 Clients.
We have increased our share of the growing HSA market from 4% in December 2010 to 18% as of December 2021, measured by HSA Assets. According to Devenir, we are the largest HSA provider by accounts and second largest by assets as of December 2021. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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
Recent acquisitions
WageWorks acquisition. On August 30, 2019, we completed the WageWorks Acquisition and paid approximately $2.0 billion in cash to WageWorks stockholders, financed through net borrowings of approximately $1.22 billion under our prior term loan facility and approximately $816.9 million of cash on hand.

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
As of January 31, 2022, we had substantially completed our multi-year integration effort and achieved approximately $80 million in annualized ongoing net synergies. We anticipate generating additional revenue synergies over the longer-term as our combined distribution channels and existing client base take advantage of the broader service offerings and as we continue to drive member engagement. Non-recurring merger integration costs to achieve these synergies were approximately $127 million resulting from investment in technology we use to provide our services and to run our back-office systems, integration of technology, and rationalization of cost of operations. Merger integration expenses attributable to the WageWorks Acquisition were substantially completed as of January 31, 2022, with the exception of ongoing lease expense related to certain WageWorks offices that have been permanently closed, less any related sublease income, professional fees associated with the remediation of remaining material weaknesses, and costs associated with remaining platform migrations.
Luum acquisition. In March 2021, we bolstered our commuter offering through the Luum Acquisition, in which we acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum. The aggregate purchase price for the acquisition consisted of $56.2 million in cash. Luum provides employers with various commuter services, including access to real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Fifth Third Bank HSA portfolio acquisition. On April 27, 2021, we signed an agreement to acquire the Fifth Third HSA portfolio, which consisted of $490.0 million of HSA Assets held in approximately 160,000 HSAs in exchange for a purchase price of $60.8 million in cash. This acquisition closed on September 29, 2021.
Further acquisition. On September 7, 2021, we signed an amended agreement to acquire the Further business (other than Further's voluntary employee beneficiary association business), a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets, for $455 million in cash. This acquisition closed on November 1, 2021. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three years from the acquisition date.
HealthSavings HSA portfolio acquisition. On December 4, 2021, we signed an agreement to acquire the HealthSavings HSA portfolio, which consisted of $1.3 billion of HSA Assets held in approximately 87,000 HSAs in exchange for a purchase price of $60 million in cash. This acquisition closed on March 2, 2022.
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
Our acquisition and integration strategy
We have historically acquired HSA portfolios and businesses that strengthen our service offerings. We seek to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquired HSA portfolios. We intend to continue to pursue acquisitions of complementary assets and businesses that we believe will strengthen our service offering, and our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner and to realize anticipated synergies.
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
Interest rates
As a non-bank custodian, we hold custodial HSA cash assets pursuant to agreements with federally insured banks and credit unions, which we collectively call our Depository Partners (our "Basic Rates" offering), and also in annuity contracts or other similar arrangements with our insurance company partners (our "Enhanced Rates" offering). We earn a material portion of our total revenue from interest paid to us by these partners.

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
HSA members who elect to place their HSA cash into our Enhanced Rates offering receive a higher yield compared to Basic Rates. An increase in the percentage of HSA cash held in our Enhanced Rates offering also positively impacts our custodial revenues, as we generally receive a higher yield on HSA cash held with insurance company partners compared to cash held with Depository Partners. As with our Depository Partners, yields paid by our insurance company partners may be impacted by the prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members.
We believe that diversification of Depository Partners and insurance company partners, varied contract terms, and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Although interest rates have increased somewhat, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve associated with the COVID-19 pandemic, the lack of demand from Depository Partners for deposits, and other market conditions that have caused the interest rates offered by our Depository Partners to decline significantly.
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
As a result of the COVID-19 pandemic, we have seen a significant decline in the use of commuter benefits due to many of our members working from home during the outbreak or other impacts from the outbreak, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend, or hybrid work environments, may continue after the pandemic. We have also seen a decline in interchange revenue across all other products. The extent to which the COVID-19 pandemic will negatively impact our business remains highly uncertain and cannot be accurately predicted.
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
On March 21, 2021, the American Rescue Plan Act of 2021 was signed into law, which provided a temporary 100% subsidy of COBRA premium payments for eligible individuals who lost coverage due to an involuntary termination or a reduction of hours for up to six months, which ended September 30, 2021.
On February 18, 2022, President Biden formally continued the National Emergency Concerning COVID-19, which tolls certain deadlines related to COBRA and other CDBs and increases the complexity of properly administering these programs. Each national emergency declaration generally lasts for one year unless the President announces an earlier termination.
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
For a discussion related to key financial and operating metrics for fiscal year 2021 compared to fiscal year 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, filed with the SEC on March 31, 2021.
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	January 31, 2022	January 31, 2021	% Change
HSAs	7,207	5,782	25%
New HSAs from sales - Quarter-to-date	472	370	28%
New HSAs from sales - Year-to-date	918	687	34%
New HSAs from acquisitions - Year-to-date	740	—	n/a
HSAs with investments	455	333	37%
CDBs	7,192	7,028	2%
Total Accounts	14,399	12,810	12%
Average Total Accounts - Quarter-to-date	14,326	12,659	13%
Average Total Accounts - Year-to-date	13,450	12,604	7%
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 1.4 million, or 25%, from January 31, 2021 to January 31, 2022, primarily driven by new HSAs from sales, HSAs acquired through the Further Acquisition, and the acquisition of Fifth Third's HSA portfolio. The number of our CDBs increased by 0.2 million, or 2%, from January 31, 2021 to January 31, 2022, primarily driven by CDBs acquired through the Further Acquisition, partially offset by a decrease in FSA accounts and also commuter benefit accounts that are currently suspended due to the COVID-19 pandemic and fewer workers being required to commute to an office. The suspended commuter accounts continue to be administered on our platform and can be reinstated at any time. We have excluded the suspended commuter accounts from our account totals because they are currently not generating revenue for the Company.

HSA Assets
The following table sets forth our HSA Assets as of and for the periods indicated:

(in millions, except percentages)	January 31, 2022	January 31, 2021	% Change
HSA cash with yield (1)	$12,934	$9,875	31%
HSA cash without yield (2)	9	244	(96)%
Total HSA cash	12,943	10,119	28%
HSA investments with yield (1)	6,668	4,078	64%
HSA investments without yield (2)	7	138	(95)%
Total HSA investments	6,675	4,216	58%
Total HSA Assets	19,618	14,335	37%
Average daily HSA cash with yield - Year-to-date	10,465	8,599	22%
Average daily HSA cash with yield - Quarter-to-date	$12,084	$9,060	33%
(1)HSA Assets that generate custodial revenue.
(2)HSA Assets that do not generate custodial revenue.
HSA Assets, which are our HSA members' assets for which we are the custodian or administrator, or from which we generate custodial revenue, consist of the following components: (i) HSA cash, which includes cash deposits with our Depository Partners or other custodians and cash placed in group annuity contracts with our insurance company partners, and (ii) HSA investments in mutual funds through our custodial investment fund partners. As of January 31, 2022, we had substantially completed the transition of HSA cash without yield to HSA cash with yield. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
Total HSA cash increased by $2.8 billion, or 28%, from January 31, 2021 to January 31, 2022, due primarily to HSA cash transferred to us as part of the Further Acquisition, HSA contributions, new HSAs from sales, and acquisitions of HSA portfolios, partially offset by transfers to HSA investments.
HSA investments increased by $2.5 billion, or 58%, from January 31, 2021 to January 31, 2022, due primarily to transfers from HSA cash and appreciation of invested balances.
Total HSA Assets increased by 5.3 billion, or 37%, from January 31, 2021 to January 31, 2022, due primarily to HSA contributions, new HSAs from sales, HSA Assets transferred to us as part of the Further Acquisition, acquisitions of HSA portfolios, and appreciation of invested balances.
Client-held funds

(in millions, except percentages)	January 31, 2022	January 31, 2021	% Change
Client-held funds (1)	$897	$986	(9)%
Average daily Client-held funds - Year-to-date (1)	842	847	(1)%
Average daily Client-held funds - Quarter-to-date (1)	822	848	(3)%
(1)Client-held funds that generate custodial revenue.
Client-held funds are interest-earning deposits from which we generate custodial revenue. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of CDBs. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. Client-held funds fluctuate depending on the timing of funding and spending of CDB balances and the number of CDBs we administer.
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2022	2021
Net income (loss)	$(44,289)	$8,834
Interest income	(1,501)	(1,045)
Interest expense	36,572	34,881
Income tax benefit	(22,452)	(4,694)
Depreciation and amortization	54,397	39,839
Amortization of acquired intangible assets	82,791	76,064
Stock-based compensation expense	52,750	42,863
Merger integration expenses	64,805	45,990
Acquisition costs (1)	10,832	1,118
Gain on equity securities	(1,692)	—
Other (2)	3,802	(3,055)
Adjusted EBITDA	$236,015	$240,795
(1)For the fiscal year ended January 31, 2022, acquisition costs included $0.3 million of stock-based compensation expense.
(2)For the fiscal year ended January 31, 2022, Other consisted of amortization of incremental costs to obtain a contract of $4.3 million, partially offset by other income, net, of $0.5 million. For the fiscal year ended January 31, 2021, Other consisted of amortization of incremental costs to obtain a contract of $2.0 million, offset by other income of $5.1 million.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2022	2021	% Change
Adjusted EBITDA	$236,015	$240,795	(2)%
As a percentage of revenue	31%	33%
Our Adjusted EBITDA decreased by $4.8 million, or 2%, from $240.8 million for the fiscal year ended January 31, 2021 to $236.0 million for the fiscal year ended January 31, 2022. The decrease in Adjusted EBITDA was primarily driven by a decrease in average annualized yield on HSA cash with yield and an increase in service costs.
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
Custodial revenue.    We earn custodial revenue primarily from HSA Assets deposited with our Depository Partners and with our insurance company partners, recordkeeping fees we earn in respect of mutual funds in which our members invest, and Client-held funds deposited with our Depository Partners. We deposit HSA cash with our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances deposited with the relevant Depository Partner, and (iii) have minimum and maximum required deposit balances. HSA cash placed with our insurance company partners is placed in group annuity contracts or similar arrangements. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner. We earn a recordkeeping fee, calculated as a percentage of custodial investments. As of January 31, 2022, we had substantially completed the transition of HSA cash without yield to HSA cash with yield.
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
Technology and development.    Technology and development expenses include personnel and related expenses for software development and delivery, licensed software, information technology, data management, product, and security. Technology and development expenses also include software engineering services, the costs of operating our on-demand technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
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
Interest expense
Interest expense primarily consists of accrued interest expense and amortization of deferred financing costs associated with our long-term debt. Interest on our Term Loan Facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other income (expense), net
Other income (expense), net, consists of acquisition costs, interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2022, we have recorded a valuation allowance on certain state deferred tax assets and maintained an overall net federal and state deferred tax liability on our consolidated balance sheet.
The Company evaluates its tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.
Results of operations
For a discussion related to the results of operations and liquidity and capital resources for fiscal year 2021 compared to fiscal year 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, filed with the SEC on March 31, 2021.
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2022	2021	$ change	% change
Service revenue	$426,910	$430,966	$(4,056)	(1)%
Custodial revenue	202,817	190,933	11,884	6%
Interchange revenue	126,829	111,671	15,158	14%
Total revenue	$756,556	$733,570	$22,986	3%
Service revenue. The $4.1 million, or 1%, decrease in service revenue was primarily due to lower average service fees per account, largely offset by new revenue from acquired businesses and HSA portfolios and an increase in revenue related to COBRA benefits administration, which was primarily driven by the temporary subsidy of COBRA premium payments available under the American Rescue Plan Act of 2021.
Custodial revenue. The $11.9 million, or 6%, increase in custodial revenue was primarily due to the $1.9 billion, or 22%, increase in the average daily balance of HSA cash with yield. The increase was partially offset by a decrease in average annualized yield from 2.06% for the fiscal year ended January 31, 2021 to 1.75% for the fiscal year ended January 31, 2022, which was due in part to the interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic, and by transfers from HSA cash to HSA investments.

As of January 31, 2022, we had substantially completed the transition of HSA cash without yield to HSA cash with yield. This cash was placed with our Depository Partners and insurance company partners at prevailing interest rates, which we expect will generate additional custodial revenue.
Interchange revenue. The $15.2 million, or 14%, increase in interchange revenue was primarily due to increased spend per account compared to the COVID-19 pandemic lows and an increase in accounts.
Total revenue. Total revenue increased by $23.0 million, or 3%, due to the increases in interchange and custodial revenues, partially offset by the decrease in service revenue.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by the COVID-19 pandemic and related societal changes. Although interest rates have increased from their pandemic lows, rates remain significantly below the levels seen before the pandemic, which reduces the yield on funds placed with our Depository Partners and insurance company partners in this environment from the yield we would have received before the pandemic. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak, and the "work from home" trend, or a new hybrid work environment, may continue after the pandemic. In particular, the increased spread of COVID-19 in early 2022 and the associated decisions by employers to delay return-to-office plans for their employees will further delay the recovery of use of these commuter benefits. During the initial stages of the COVID-19 pandemic, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue, and the recent increase in COVID-19 cases has negatively impacted our interchange revenue and service revenue. In addition, we are required to support our Clients' open enrollment activities virtually. Our compliance with the Vaccine Mandate has resulted in, and could continue to result in, increased team member attrition, absenteeism, and associated costs. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contracts that we rely on to provide our services. The extent to which the COVID-19 pandemic and any longer lasting impacts on the usage of our services will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2022	2021	$ change	% change
Service costs	$290,302	$280,214	$10,088	4%
Custodial costs	21,867	19,574	2,293	12%
Interchange costs	20,681	18,448	2,233	12%
Total cost of revenue	$332,850	$318,236	$14,614	5%
Service costs. The $10.1 million, or 4%, increase in service costs was primarily due to an increase in personnel costs to support the increase in average Total Accounts and our efforts related to the temporary subsidy of COBRA premium payments available under the American Rescue Plan Act of 2021.
Custodial costs. The $2.3 million, or 12%, increase in custodial costs was due to an increase in the average daily balance of HSA cash with yield, which increased from $8.6 billion for the fiscal year ended January 31, 2021 to $10.5 billion for the fiscal year ended January 31, 2022 and an associated increase in interest retained by HSA members, partially offset by a lower average annualized rate of interest retained by HSA members on HSA cash with yield, which decreased from 0.19% for the fiscal year ended January 31, 2021 to 0.17% for the fiscal year ended January 31, 2022.
Interchange costs. The $2.2 million, or 12%, increase in interchange costs was due to increased spend per account compared to the COVID-19 pandemic lows and an increase in accounts.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. We expect our cost of revenue to increase as a percentage of our total revenue, primarily due to the inclusion of Further's results of operations and expected increases in stock-based compensation. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, realized synergies, and the impact of the COVID-19 pandemic.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2022	2021	$ change	% change
Sales and marketing	$58,605	$49,964	$8,641	17%
Technology and development	157,364	124,809	32,555	26%
General and administrative	84,379	84,493	(114)	0%
Amortization of acquired intangible assets	82,791	76,064	6,727	9%
Merger integration	64,805	45,990	18,815	41%
Total operating expenses	$447,944	$381,320	$66,624	17%
Sales and marketing. The $8.6 million, or 17%, increase in sales and marketing expenses was primarily due to an increase in marketing expenses from increased staffing and marketing collateral costs and increases in team member and partner commissions.
We expect our sales and marketing expenses to increase for the foreseeable future as we focus on our cross-selling program and marketing campaigns. On an annual basis, we expect our sales and marketing expenses to continue to increase as a percentage of our total revenue, primarily due to the inclusion of Further's results of operations and expected increases in stock-based compensation. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $32.6 million, or 26%, increase in technology and development expenses was primarily due to increases in amortization, stock-based compensation, and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, we expect our technology and development expenses to continue to increase as a percentage of our total revenue, primarily due to the inclusion of Further's results of operations, expected increases in stock-based compensation, and our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $0.1 million, or less than one percent, decrease in general and administrative expenses was primarily due to decreases in personnel-related expenses and professional fees, partially offset by increases in credit losses on trade receivables and stock-based compensation.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, and accounting functions that we incur as we continue to grow our business and the increased cost of cybersecurity and directors and officers insurance. On an annual basis, we expect our general and administrative expenses to increase as a percentage of our total revenue, primarily due to the inclusion of Further's results of operations, expected increases in stock-based compensation, and our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $6.7 million increase in amortization of acquired intangible assets was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021 and the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios.
Merger integration. The $64.8 million in merger integration expense for the fiscal year ended January 31, 2022 was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, severance, professional fees, technology-related, and facilities expenses directly related to the WageWorks Acquisition, including $11.2 million of impairment losses on right-of-use assets, and additional integration expenses incurred related to the Further Acquisition. Merger integration expenses of approximately $127 million attributable to the WageWorks Acquisition were substantially completed as of January 31, 2022, with the exception of ongoing lease expense related to certain WageWorks offices that have been permanently closed, less any related sublease income, professional fees associated with the remediation of remaining material weaknesses, and costs associated with remaining platform migrations. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three years from the acquisition date.

Interest expense
The $36.6 million in interest expense for the fiscal year ended January 31, 2022 consisted primarily of interest accrued on our long-term debt and amortization of debt discount and issuance costs, as well as a $4.0 million loss on extinguishment of debt recorded during the fiscal year ended January 31, 2022 as a result of the refinancing of our prior credit facility. We expect interest expense to increase, primarily from the inclusion of a full year of interest expense we will incur on the $600.0 million aggregate principal amount of the Notes, which were outstanding for approximately four months during the fiscal year ended January 31, 2022. The interest rate on our Term Loan Facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income (expense), net
The change in other income (expense), net, from income of $5.0 million during the fiscal year ended January 31, 2021 to expense of $5.9 million during the fiscal year ended January 31, 2022 was primarily due to a $9.7 million increase in acquisition costs and a $1.2 million decrease in other income, net.
Income tax provision (benefit)
For the fiscal years ended January 31, 2022 and 2021, we recorded an income tax benefit of $22.5 million and $4.7 million, respectively. The increase in income tax benefit was primarily the result of current year pre-tax book loss, a corresponding increase in benefit for state income taxes, an increase in research and development tax credits, and an increase in excess tax benefits on stock-based compensation expense.
Our effective income tax benefit rate for the fiscal years ended January 31, 2022 and 2021 was 33.6% and 113.4%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate for each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in valuation allowance, and other items. The decrease in the effective tax benefit rate for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily due to the impact of tax benefit items relative to the larger pre-tax book loss and smaller pre-tax book income, respectively.
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
Liquidity and capital resources
Cash and cash equivalents overview
Our principal sources of liquidity are our current cash and cash equivalents balances, collections from our service, custodial, and interchange revenue activities, and availability under our Revolving Credit Facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, principal and interest payments on our long-term debt, and capital expenditures.
As of January 31, 2022 and January 31, 2021, cash and cash equivalents were $225.4 million and $328.8 million, respectively.
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
On October 8, 2021, we completed our offering of $600.0 million aggregate principal amount of 4.50% Senior Notes due 2029. In addition, on October 8, 2021, we entered into the Credit Agreement, which includes a five-year senior secured term loan A facility, in an aggregate principal amount of $350.0 million, and a Revolving Credit Facility, in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. The net proceeds from the issuance of the Notes together with borrowings under the Credit Agreement and $31.8 million of cash on hand, were used to repay the outstanding borrowings under our prior credit agreement. For a description of the terms of the Credit Agreement, refer to Note 8—Indebtedness. As of January 31, 2022, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of January 31, 2022, and for the period then ended.
Use of cash
We used $50.2 million of the net proceeds from the follow-on public offering to acquire 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum, and used an additional $60.8 million to acquire the Fifth Third Bank HSA portfolio. We used the remaining net proceeds from the offering, and other cash on hand, for the Further Acquisition.
Capital expenditures for the fiscal years ended January 31, 2022 and 2021 were $71.6 million and $64.6 million, respectively. We expect to continue our current level of increased capital expenditures during the fiscal year ending January 31, 2023 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$140,995	$181,619
Net cash used in investing activities	$(639,247)	$(96,964)
Net cash provided by financing activities	$394,863	$52,422
Increase (decrease) in cash and cash equivalents	(103,389)	137,077
Beginning cash and cash equivalents	328,803	191,726
Ending cash and cash equivalents	$225,414	$328,803
Cash flows from operating activities. Net cash provided by operating activities during the fiscal year ended January 31, 2022 resulted from net loss of $44.3 million, depreciation and amortization expense of $137.2 million, stock-based compensation expense of $52.8 million, impairment of right-of-use assets of $11.2 million, amortization of debt issuance costs of $4.4 million, and a loss on extinguishment of debt of $4.0 million, partially offset by a change in the fair value of contingent consideration of $2.1 million, a gain on equity securities of $1.7 million, and other non-cash items and working capital changes totaling $20.6 million.
Net cash provided by operating activities during the fiscal year ended January 31, 2021 resulted from net income of $8.8 million, plus depreciation and amortization expense of $115.9 million, stock-based compensation expense of

$42.9 million, and amortization of debt issuance costs of $5.1 million, and other non-cash items and working capital changes totaling $8.9 million.
Cash flows from investing activities. Cash used in investing activities during the fiscal year ended January 31, 2022 resulted from $504.5 million used for the acquisitions of Luum and Further, $62.7 million in software and capitalized software development, $65.5 million in the acquisitions of the Fifth Third HSA portfolio and other intangible member assets, and $8.9 million in purchases of property and equipment, partially offset by $2.4 million of proceeds from the sale of equity securities.
Cash used in investing activities during the fiscal year ended January 31, 2021 resulted from $51.5 million in software and capitalized software development, $32.4 million in acquisitions of intangible member assets, and $13.1 million in purchases of property and equipment.
Cash flows from financing activities. Net cash provided by financing activities during the fiscal year ended January 31, 2022 resulted from $938.1 million of net proceeds from the issuance of long-term debt, $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock, and the exercise of stock options of $9.8 million. These items were partially offset by $1.0 billion of principal payments on our long-term debt, a $6.0 million payment of contingent consideration, and $0.5 million used in the settlement of Client-held funds obligations.
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
Contractual obligations
See Note 7—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of January 31, 2022, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our consolidated balance sheets.
Critical accounting policies and significant management estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Valuation of long-lived assets including goodwill and intangible assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, discount rates and revenue growth rates, net of attrition, related to acquired customer relationships. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the fiscal years ended January 31, 2022, 2021, and 2020, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
Inflation. Inflationary factors may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the current high rate of inflation may have an adverse effect on our ability to maintain current levels of expenses as a percentage of revenue if our revenue does not correspondingly increase with inflation.
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of January 31, 2022 were $225.4 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of January 31, 2022 was $87.4 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable; however, the extent to which the ongoing COVID-19 pandemic will negatively impact our credit risk remains highly uncertain and cannot be accurately predicted. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2022, we held in custody HSA Assets of approximately $19.6 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets placed among our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control, such as the interest rate cuts by the Federal Reserve associated with the ongoing COVID-19 pandemic.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2022, we held Client-held funds of $897 million. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2022, we had unrestricted cash and cash equivalents of $225.4 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of January 31, 2022, we had $350.0 million outstanding under our Term Loan Facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our Term Loan Facility and Revolving Credit Facility is variable and was 1.88% at January 31, 2022. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at January 31, 2022 would result in approximately $3.5 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) ineffective controls around the contract-to-cash life cycle of service fees, including ineffective process level controls around billing set-up during customer implementation, managing change to existing customer billing terms and conditions, timely termination of customers, implementing complex and/or non-standard billing arrangements that require manual intervention or manual controls for billing to customers, processing timely adjustments, lack of robust, established and documented policies to assess collectability and reserve for revenue, bad debts and accounts receivable, availability of customer contracts, and reviews of non-standard contracts and (ii) ineffective controls related to information technology general controls (ITGCs) in the areas of logical access and change-management over certain information technology systems that supported its financial reporting processes. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
As described in Management’s report on internal control over financial reporting, management has excluded Fort Effect Corp, d/b/a Luum (Luum) and the Further business from its assessment of internal control over financial reporting as of January 31, 2022 because they were acquired by the Company in purchase business combinations during fiscal 2022. We have also excluded Luum and Further from our audit of internal control over financial reporting. Luum and Further are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2022.
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
Service Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company's primary sources of revenue are service, custodial, and interchange revenue. The Company’s service revenue was $427 million for the year ended January 31, 2022. To generate service revenue, the Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
The principal consideration for our determination that performing procedures relating to service revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition after consideration of the material weaknesses that were identified as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section above.
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

Valuation of Customer Relationships Relating to the Acquisition of Further
As described in Notes 1 and 3 to the consolidated financial statements, on November 1, 2021, the Company completed its acquisition of the Further business (other than Further’s voluntary employee beneficiary association business) for $455 million. Identifiable intangible assets acquired as part of the acquisition were $172 million, including customer relationships, developed technology, and in-process software development costs. Customer relationships make up $146 million of the identifiable intangible assets acquired. Acquired customer relationships are valued utilizing the discounted cash flow method, a form of the income approach. As disclosed by management, significant estimates in valuing acquired customer relationships include, but are not limited to, discount rates and revenue growth rates, net of attrition.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships relating to the acquisition of Further is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and revenue growth rates, net of attrition; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships, (iii) evaluating the appropriateness of the discounted cash flow method; (iv) testing the completeness and accuracy of certain underlying data used in the discounted cash flow method; and (v) evaluating the reasonableness of the significant assumptions used by management related to discount rates and revenue growth rates, net of attrition. Evaluating management’s significant assumptions related to revenue growth rates, net of attrition, involved evaluating whether the significant assumptions used by management were reasonable considering (i) the past performance of the Further business; (ii) consistency with external market and industry data; and (iii) whether the significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of management’s significant assumptions related to discount rates and revenue growth rates, net of attrition.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 31, 2022
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated Balance Sheets

(in thousands, except par value)	January 31, 2022	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$225,414	$328,803
Accounts receivable, net of allowance for doubtful accounts of $6,228 and $4,239 as of January 31, 2022 and 2021, respectively	87,428	72,767
Other current assets	38,495	58,607
Total current assets	351,337	460,177
Property and equipment, net	23,372	29,106
Operating lease right-of-use assets	63,613	89,508
Intangible assets, net	973,137	767,003
Goodwill	1,645,836	1,327,193
Other assets	49,807	37,420
Total assets	$3,107,102	$2,710,407
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,541	$1,614
Accrued compensation	47,136	50,670
Accrued liabilities	57,589	75,880
Current portion of long-term debt	8,750	62,500
Operating lease liabilities	12,171	14,037
Total current liabilities	153,187	204,701
Long-term liabilities
Long-term debt, net of issuance costs	922,077	924,217
Operating lease liabilities, non-current	65,232	74,224
Other long-term liabilities	14,185	8,808
Deferred tax liability	99,846	119,729
Total long-term liabilities	1,101,340	1,126,978
Total liabilities	1,254,527	1,331,679
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 83,780 and 77,168 shares issued and outstanding as of January 31, 2022 and 2021, respectively	8	8
Additional paid-in capital	1,676,508	1,158,372
Accumulated earnings	176,059	220,348
Total stockholders’ equity	1,852,575	1,378,728
Total liabilities and stockholders’ equity	$3,107,102	$2,710,407
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended January 31,
(in thousands, except per share data)	2022	2021	2020
Revenue
Service revenue	$426,910	$430,966	$262,868
Custodial revenue	202,817	190,933	181,892
Interchange revenue	126,829	111,671	87,233
Total revenue	756,556	733,570	531,993
Cost of revenue
Service costs	290,302	280,214	170,863
Custodial costs	21,867	19,574	17,563
Interchange costs	20,681	18,448	17,658
Total cost of revenue	332,850	318,236	206,084
Gross profit	423,706	415,334	325,909
Operating expenses
Sales and marketing	58,605	49,964	43,951
Technology and development	157,364	124,809	77,576
General and administrative	84,379	84,493	60,561
Amortization of acquired intangible assets	82,791	76,064	34,704
Merger integration	64,805	45,990	32,111
Total operating expenses	447,944	381,320	248,903
Income (loss) from operations	(24,238)	34,014	77,006
Other expense
Interest expense	(36,572)	(34,881)	(24,772)
Other income (expense), net	(5,931)	5,007	(9,079)
Total other expense	(42,503)	(29,874)	(33,851)
Income (loss) before income taxes	(66,741)	4,140	43,155
Income tax provision (benefit)	(22,452)	(4,694)	3,491
Net income (loss) and comprehensive income (loss)	$(44,289)	$8,834	$39,664
Net income (loss) per share:
Basic	$(0.53)	$0.12	$0.59
Diluted	$(0.53)	$0.12	$0.58
Weighted-average number of shares used in computing net income (loss) per share:
Basic	83,133	74,235	67,026
Diluted	83,133	75,679	68,453
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated earnings	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2019	62,446	$6	$305,223	$171,850	$477,079
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	842	—	11,438	—	11,438
Other issuance of common stock	7,763	1	462,269	—	462,270
Stock-based compensation	—	—	39,844	—	39,844
Net income	—	—	—	39,664	39,664
Balance as of January 31, 2020	71,051	$7	$818,774	$211,514	$1,030,295
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	827	—	9,956	—	9,956
Other issuance of common stock	5,290	1	286,779	—	286,780
Stock-based compensation	—	—	42,863	—	42,863
Net income	—	—	—	8,834	8,834
Balance as of January 31, 2021	77,168	$8	$1,158,372	$220,348	$1,378,728
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	862	—	8,746	—	8,746
Other issuance of common stock	5,750	—	456,640	—	456,640
Stock-based compensation	—	—	52,750	—	52,750
Net loss	—	—	—	(44,289)	(44,289)
Balance as of January 31, 2022	83,780	$8	$1,676,508	$176,059	$1,852,575
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows

	Year ended January 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(44,289)	$8,834	$39,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,188	115,904	55,352
Stock-based compensation	52,750	42,863	39,844
Impairment of right-of-use assets	11,246	—	—
Amortization of debt issuance costs	4,448	5,102	2,711
Loss on extinguishment of debt	4,049	—	—
Change in fair value of contingent consideration	(2,147)	—	—
Gains on equity securities	(1,677)	—	(27,570)
Other non-cash items	1,232	1,753	728
Deferred taxes	(23,430)	(5,132)	3,665
Changes in operating assets and liabilities:
Accounts receivable	(11,204)	(413)	(4,029)
Other assets	7,464	(24,839)	(12,577)
Operating lease right-of-use assets	15,235	11,150	6,218
Accrued compensation	(3,657)	771	4,550
Accounts payable, accrued liabilities, and other current liabilities	(2,178)	30,422	1,920
Operating lease liabilities, non-current	(9,412)	(10,803)	(5,383)
Other long-term liabilities	5,377	6,007	(83)
Net cash provided by operating activities	140,995	181,619	105,010
Cash flows from investing activities:
Acquisitions, net of cash acquired	(504,533)	—	(1,644,575)
Purchases of software and capitalized software development costs	(62,708)	(51,500)	(25,654)
Acquisition of intangible member assets	(65,465)	(32,371)	(9,134)
Purchases of property and equipment	(8,908)	(13,093)	(7,286)
Purchases of equity securities	—	—	(53,845)
Proceeds from sale of equity securities	2,367	—	—
Net cash used in investing activities	(639,247)	(96,964)	(1,740,494)
Cash flows from financing activities:
Principal payments on long-term debt	(1,003,125)	(239,063)	(7,813)
Proceeds from long-term debt	950,000	—	1,250,000
Payment of debt issuance costs	(11,920)	—	(30,504)
Proceeds from follow-on equity offering, net of payments for offering costs	456,640	286,779	458,495
Settlement of client-held funds obligation, net	(486)	(3,862)	(215,790)
Proceeds from exercise of common stock options	9,754	8,568	11,347
Payment of contingent consideration	(6,000)	—	—
Net cash provided by financing activities	394,863	52,422	1,465,735
Increase (decrease) in cash and cash equivalents	(103,389)	137,077	(169,749)
Beginning cash and cash equivalents	328,803	191,726	361,475
Ending cash and cash equivalents	$225,414	$328,803	$191,726
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended January 31,
(in thousands)	2022	2021	2020

Supplemental cash flow data:
Interest expense paid in cash	$16,107	$27,686	$21,806
Income tax payments (refunds), net	(5,632)	(6,022)	9,277
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	4,640	1,930	1,742
Purchases of property and equipment included in accounts payable or accrued liabilities	1,414	160	487
Purchases of intangible member assets included in accounts payable or accrued liabilities	1,692	—	—
Decrease in goodwill due to measurement period adjustments, net	19	5,438	—
Exercise of common stock options receivable	470	1,478	—
Equity-based acquisition consideration	—	—	3,776
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
Principles of consolidation
The Company consolidates entities in which the Company has a controlling financial interest, which includes all of its wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Investments
Marketable equity securities were strategic equity investments with readily determinable fair values for which the Company did not have the ability to exercise significant influence. These securities were accounted for at fair value and were classified as investments on the consolidated balance sheets. All gains and losses on these investments, realized and unrealized, were recognized in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). As of January 31, 2022 and 2021, the Company had no marketable equity securities.
Non-marketable equity securities were strategic equity investments without readily determinable fair values for which the Company did not have the ability to exercise significant influence. These securities were accounted for using the measurement alternative and were classified as other assets on the consolidated balance sheets. All gains and losses on these investments, realized and unrealized, were recognized in other income (expense), net on the consolidated statements of operations and comprehensive income (loss). As of January 31, 2022 and 2021, the Company had no non-marketable equity securities and an immaterial balance of non-marketable equity securities, respectively.
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
Intangible assets, net
Intangible assets are carried at cost and amortized, typically, on a straight-line basis over their estimated useful lives. The useful life used for computing amortization for all intangible asset classes is described below:

Software and software development costs	3 years
Acquired customer relationships	7-15 years
Acquired developed technology	2-5 years
Acquired trade names and trademarks	3 years
Acquired HSA portfolios	15 years
The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Costs incurred during operation and post-implementation stages are charged to expense. Costs incurred during the application development stage that are directly attributable to developing or obtaining software for internal use are capitalized. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.
Acquired customer relationships, developed technology, and trade names and trademarks are valued utilizing the discounted cash flow method, a form of the income approach. The useful lives of acquired customer relationships were estimated based on discount rates and revenue growth rates, net of attrition. The useful lives of developed technology and trade names were estimated based on expected obsolescence. The Company expenses the assets straight-line over the useful lives, and determined that this amortization method is appropriate to reflect the pattern over which the economic benefits of these acquired assets are realized.
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
Disaggregation of revenue. The Company's primary sources of revenue are service, custodial, and interchange revenue and are disclosed in the consolidated statements of operations and comprehensive income (loss). All of the Company's sources of revenue are deemed to be revenue contracts with customers. Each revenue source is affected differently by economic factors as it relates to the nature, amount, timing and uncertainty.
Costs to obtain a contract. ASC 606, Revenue from contracts with customers, requires capitalizing the costs of obtaining a contract when those costs are expected to be recovered.
In order to determine the amortization period for sales commissions contract costs, the Company applied the portfolio approach. Accordingly, the amortization period of the assets has been determined to be the average economic life of an HSA or other CDB relationship, which is estimated to be 15 years and 7 years, respectively. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss). The Company has applied the practical expedient which allows an entity to account for incremental costs of obtaining a contract at a portfolio level. The Company has also applied the practical expedient to recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
Performance obligations. ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria.
Service revenue. The Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
Custodial revenue. The Company earns custodial revenue primarily from HSA assets deposited with depository partners or placed in group annuity contracts or similar arrangements with insurance company partners, recordkeeping fees earned in respect of mutual funds in which HSA members invest, and Client-held funds deposited with depository partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets in mutual funds through a custodial investment partner, from which the Company earns a recordkeeping fee, calculated as a percentage of custodial investments. The deposit of funds represents a service that is simultaneously received and consumed by the depository partners, insurance company partners, and investment partner. The Company recognizes custodial revenue each month, in an amount that reflects the consideration it expects to be entitled to in exchange for the service.
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
Interest Expense
Interest expense primarily consists of accrued interest expense and amortization of deferred financing costs associated with our long-term debt.
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
The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss). Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.

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
Acquisition-related expenses incurred in conjunction with the acquisition of a business are recognized in earnings in the period in which they are incurred and are included in other income (expense), net on the consolidated statements of operations and comprehensive income (loss).
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
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.
Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
(in thousands, except per share data)	2022	2021	2020
Numerator (basic and diluted):
Net income (loss)	$(44,289)	$8,834	$39,664
Denominator (basic):
Weighted-average common shares outstanding	83,133	74,235	67,026
Denominator (diluted):
Weighted-average common shares outstanding	83,133	74,235	67,026
Weighted-average dilutive effect of stock options and restricted stock units	—	1,444	1,427
Diluted weighted-average common shares outstanding	83,133	75,679	68,453
Net income (loss) per share:
Basic	$(0.53)	$0.12	$0.59
Diluted	$(0.53)	$0.12	$0.58
For the fiscal years ended January 31, 2022, 2021 and 2020, 1.8 million, 0.6 million, and 0.3 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive.

Note 3. Business combinations
WageWorks Acquisition
On August 30, 2019, the Company closed the acquisition of WageWorks, Inc. (the "WageWorks Acquisition") for $51.35 per share in cash, or $2.0 billion to WageWorks stockholders. The Company financed the transaction through a combination of $816.9 million cash on hand plus net borrowings of approximately $1.22 billion, after deducting lender fees of approximately $30.5 million, under a term loan facility (see Note 8—Indebtedness).
The WageWorks Acquisition was accounted for under the acquisition method of accounting for business combinations. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and was subject to adjustment during the measurement period (up to one year from the acquisition date). The purchase price allocation was finalized in the third quarter of fiscal year 2021.
The following table summarizes the Company's allocation of the consideration paid in the WageWorks Acquisition:

(in millions)	Initial Allocation	Adjustments	Updated Allocation
Cash and cash equivalents	$406.8	$(14.5)	$392.3
Other current assets	56.5	2.5	59.0
Property, plant, and equipment	26.6	—	26.6
Operating lease right-of-use assets	42.5	—	42.5
Intangible assets	715.3	—	715.3
Goodwill	1,330.5	(8.0)	1,322.5
Other assets	5.9	—	5.9
Client-held funds obligation	(237.5)	17.2	(220.3)
Other current liabilities	(69.1)	(3.7)	(72.8)
Other long-term liabilities	(26.7)	—	(26.7)
Deferred tax liability	(128.7)	6.5	(122.2)
Total consideration paid	$2,122.1	$—	$2,122.1
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
Luum acquisition
On March 8, 2021, the Company acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition"). Luum provides employers with various commuter services, including access to real-time commute data to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits. The aggregate purchase price consisted of $50.2 million in cash, and up to $20.0 million in additional payments which were contingent on Luum achieving certain revenue targets during the two-year period following the closing of the Luum Acquisition and, if achieved, would be payable in fiscal years 2023 and 2024. The Company recorded an $8.1 million liability representing its best estimate of the fair value of the contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, with any changes in the fair value recorded as other income (expense), net, in the consolidated statement of operations and comprehensive income (loss). On October 31, 2021, the Company entered into an amendment to the purchase agreement to pay $6.0 million in satisfaction of the contingent consideration liability, and recognized income of $2.1 million resulting from the change in fair value of the contingent consideration.
The Luum Acquisition was accounted for under the acquisition method of accounting for business combinations. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and is subject to adjustment during the measurement period (up to one year from the acquisition date). Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible) and liabilities assumed, as well as tax-related matters. The Company expects the allocation of the consideration transferred to be finalized within the measurement period.
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
The Luum Acquisition resulted in $36.4 million of goodwill. The preliminary goodwill recognized is attributable to several strategic, operational, and financial benefits expected from the Luum Acquisition, including an expanded commuter offering beyond traditional pre-tax commuter benefits and additional cross-selling opportunities. The adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters. The goodwill created in the Luum Acquisition is not expected to be deductible for tax purposes.
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
Further acquisition
On November 1, 2021, the Company completed its acquisition of the Further business (other than Further's voluntary employee beneficiary association business) for $455 million (the "Further Acquisition"). Further is a leading provider of HSA and other CDB administration services. The parties also entered into related agreements ancillary to the Further Acquisition, including a transition services agreement.
The Further Acquisition was accounted for under the acquisition method of accounting for business combinations. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and is subject to adjustment during the measurement period (up to one year from the acquisition date). Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible) and liabilities assumed, as well as tax-related matters. The Company expects the allocation of the consideration transferred to be finalized within the measurement period.
The following table summarizes the Company's current allocation of the consideration paid:

(in thousands)	Estimated fair value
Current assets	$2,667
Intangible assets	172,183
Goodwill	282,287
Current liabilities	(2,137)
Total consideration paid	$455,000
The Further Acquisition resulted in $282.3 million of goodwill. The preliminary goodwill recognized is attributable to several strategic, operational, and financial benefits expected from the Further Acquisition, including an enhanced ability to drive growth with health plans, custodial and interchange revenue synergies based on current contractual relationships, and operational cost synergies resulting from increased scale in service delivery. The goodwill created in the Further Acquisition is not expected to be deductible for tax purposes.
The preliminary allocation of consideration exchanged to acquired identified intangible assets is as follows:

($ in thousands)	Fair value	Estimated life (in years)
Customer relationships (1)	$146,000	15.0
Developed technology (1)	25,000	5.0
Identified intangible assets subject to amortization	171,000	13.5
In-process software development costs	1,183	n/a
Total acquired intangible assets	$172,183
(1) The Company preliminarily valued the acquired assets utilizing the discounted cash flow method, a form of the income approach.

The pro forma effects of the Further Acquisition would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial information is presented.
Note 4. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) components consist of the following:
Allowance for doubtful accounts
As of January 31, 2022 and 2021, the Company had an allowance for doubtful accounts of $6.2 million and $4.2 million, respectively. During the fiscal years ended January 31, 2022, 2021, and 2020, the Company recorded credit losses from trade receivables of $3.3 million, $3.4 million, and $1.0 million, respectively.
Costs to obtain a contract
As of January 31, 2022 and 2021, the net amount capitalized as contract costs was $39.3 million and $27.5 million, respectively, which is included in other current assets and other assets. Amortization of capitalized contract costs during the fiscal years ended January 31, 2022, 2021, and 2020 was $4.3 million, $2.4 million, and $1.9 million, respectively.

Property and equipment
Property and equipment consisted of the following as of January 31, 2022 and 2021:

(in thousands)	January 31, 2022	January 31, 2021
Leasehold improvements	$18,573	$22,271
Furniture and fixtures	8,417	9,230
Computer equipment	31,982	28,592
Property and equipment, gross	58,972	60,093
Accumulated depreciation	(35,600)	(30,987)
Property and equipment, net	$23,372	$29,106
Depreciation expense for the fiscal years ended January 31, 2022, 2021 and 2020 was $14.7 million, $16.0 million and $8.9 million, respectively.
Contract balances
As of January 31, 2022 and 2021, the balance of deferred revenue was $10.5 million and $4.1 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 47% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $1.3 million. The Company expects to satisfy its remaining obligations for these arrangements.
Other income (expense), net
Other income (expense), net, consisted of the following:

	Year ended January 31,
(in thousands)	2022	2021	2020
Interest income	$1,501	$1,045	$5,905
Gain on equity securities	1,692	—	27,760
Acquisition costs	(10,832)	(1,118)	(40,810)
Other income (expense)	1,708	5,080	(1,934)
Total other income (expense), net	$(5,931)	$5,007	$(9,079)
Interest expense
Based on the application of ASC 470-50, Debt - Modifications and Extinguishments, the Company recorded a $4.0 million loss on extinguishment of debt during the year ended January 31, 2022, which is included within interest expense in the consolidated statements of operations and comprehensive income (loss) for the year ended January 31, 2022.
Note 5. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of less than 1 year to approximately 9 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 3 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The components of operating lease costs were as follows:

	Year ended January 31,
(in thousands)	2022	2021	2020
Operating lease expense	$14,762	$16,073	$9,059
Sublease income	(1,836)	(1,799)	(750)
Net operating lease cost	$12,926	$14,274	$8,309

Weighted average lease term and discount rate were as follows:

	January 31, 2022	January 31, 2021
Weighted average remaining lease term	8.32 years	9.02 years
Weighted average discount rate	4.29%	4.32%
Lease liabilities were as follows:

(in thousands)	January 31, 2022	January 31, 2021
Gross lease liabilities	$92,529	$107,150
Less: imputed interest	(15,126)	(18,889)
Present value of lease liabilities	77,403	88,261
Less: current portion of lease liabilities	(12,171)	(14,037)
Lease liabilities, non-current	$65,232	$74,224
As of January 31, 2022, the Company had an additional operating lease for office space that had not yet commenced with aggregate undiscounted lease payments of $4.5 million. This operating lease will commence in fiscal year 2023 and has a lease term of approximately 9 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year ended January 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,742	$12,941
Right-of-use assets obtained in exchange for lease obligations	$586	$17,480
During the fiscal year ended January 31, 2022, the Company recorded impairment losses on right-of-use assets of $11.2 million, which are included within merger integration expense in the consolidated statement of operations and comprehensive income (loss). The impairment losses related primarily to a right-of-use asset acquired through the WageWorks Acquisition, which had a carrying value of $14.8 million prior to impairment and no corresponding lease liability. During the year ended January 31, 2022, the right-of-use asset met the criteria to be classified as held-for-sale and an impairment loss of $10.9 million was recognized. The remaining carrying value of $3.9 million was included within other current assets on the Company's consolidated balance sheet as of January 31, 2022. On March 24, 2022, the Company completed the sale of the asset for $3.9 million.
Note 6. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

(in thousands)	January 31, 2022	January 31, 2021
Software and software development costs	$192,050	$127,005
Acquired HSA portfolios	192,298	125,141
Acquired customer relationships	759,781	601,381
Acquired developed technology	132,825	96,925
Acquired trade names	12,900	12,300
Intangible assets, gross	1,289,854	962,752
Accumulated amortization	(316,717)	(195,749)
Intangible assets, net	$973,137	$767,003
During the fiscal years ended January 31, 2022 and 2021, the Company capitalized $67.2 million and $32.4 million, respectively, to acquire the rights to act as a custodian of HSA portfolios.

Amortization expense for the fiscal years ended January 31, 2022, 2021, and 2020 was $122.5 million, $99.9 million and $46.5 million, respectively. Estimated amortization expense for the years ending January 31 is as follows:

Year ending January 31, (in thousands)
2023	$137,139
2024	120,589
2025	93,822
2026	71,863
2027	67,368
Thereafter	482,356
Total	$973,137
Goodwill
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements. During the fiscal year ended January 31, 2022, goodwill increased by $318.6 million due to the acquisitions of Luum and Further. During the fiscal year ended January 31, 2021, goodwill decreased by $5.4 million due to measurement period adjustments related to the WageWorks Acquisition. There were no other changes to the goodwill carrying value during the fiscal years ended January 31, 2022 and 2021.
Note 7. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of January 31, 2022:

	Payments due by fiscal year
(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
4.50% Senior Notes due 2029 (1)	$—	$—	$—	$—	$—	$600,000	$600,000
Term Loan Facility (1)	8,750	17,500	17,500	26,250	280,000	—	350,000
Interest on long-term debt obligations (2)	33,951	33,708	33,467	32,965	30,764	72,975	237,830
Operating lease obligations (3)	12,527	10,501	10,849	11,094	11,344	40,671	96,986
HealthSavings portfolio acquisition (4)	60,000	—	—	—	—	—	60,000
Other contractual obligations (5)	25,243	13,191	6,137	5,516	6,500	—	56,587
Total	$140,471	$74,900	$67,953	$75,825	$328,608	$713,646	$1,401,403
(1)As of January 31, 2022, our outstanding combined principal of $950.0 million is presented net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.
(2)Estimated interest payments assume the stated interest rates applicable to the Notes and Term Loan Facility as of January 31, 2022, which were 4.50% and 1.88% per annum, respectively.
(3)We lease office space and data storage facilities, and we have other non-cancelable operating leases expiring at various dates through 2030. These amounts exclude contractual sublease income of $2.2 million, which is expected to be received through March 2023.
(4)On March 2, 2022, the Company completed its acquisition of the Health Savings Administrators, L.L.C. ("HealthSavings") HSA portfolio for $60 million in cash.
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
Legal matters
In April 2021, WageWorks exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease. WageWorks' right to terminate the lease agreement was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”). On November 5, 2021, Union Mesa notified WageWorks that it was in default of the lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, and on November 24, 2021 drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the lease. The Company recorded the $2.8 million draw as merger integration expense in the consolidated statement of operations and comprehensive income (loss). On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Superior Court of the State of Arizona in and for the County of Maricopa. On January 4, 2022, WageWorks filed an amended complaint in the Superior Court. Pursuant to the lawsuit, WageWorks seeks declaratory judgment that the lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On January 31, 2022, Union Mesa filed a motion to dismiss for the conversion cause of action, but has not yet responded to WageWorks' other claims raised in the amended complaint.
On March 9, 2018, a putative class action was filed in the U.S. District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against WageWorks, its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleged claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering. The class action settled for $30.0 million. During the fiscal year ended January 31, 2022, WageWorks contributed $5.0 million and its insurers paid the remaining $25.0 million. The court granted final approval of the settlement and entered a final judgment on August 20, 2021. This matter is now closed.
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

Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	January 31, 2022	January 31, 2021
4.50% Senior Notes due 2029	$600,000	$—
Term Loan Facility	350,000	—
Prior Term Loan Facility	—	1,003,125
Principal amount	950,000	1,003,125
Less: unamortized discount and issuance costs (1)	19,173	16,408
Total debt, net	930,827	986,717
Less: current portion of long-term debt	8,750	62,500
Long-term debt, net	$922,077	$924,217
(1)In addition to the $19.2 million and $16.4 million of unamortized discount and issuance costs related to long-term debt as of January 31, 2022 and 2021, respectively, $4.4 million and $5.0 million of unamortized issuance costs related to our Revolving Credit Facility (as defined below) are included within other assets on the consolidated balance sheets as of January 31, 2022 and January 31, 2021, respectively.
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
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes will be payable on April 1 and October 1 of each year, beginning on April 1, 2022. As of January 31, 2022, the balance of accrued interest on the Notes was $8.7 million, which is included within accrued liabilities on the Company's consolidated balance sheet. The effective interest rate on the Notes is 4.72%.
The Notes are unsecured senior obligations of the Company and rank equally in right of payment to all of its existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt.
The Notes are redeemable at the Company’s option, in whole or in part, at any time on or after October 1, 2024, at a redemption price if redeemed during the 12 months beginning (i) October 1, 2024 of 102.250%, (ii) October 1, 2025 of 101.125%, and (iii) October 1, 2026 and thereafter of 100.000%, in each case of the principal amount of the Notes being redeemed, and together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may also redeem some or all of the Notes before October 1, 2024 at a redemption price equal to 100% of the principal amount of the Notes, plus the applicable “make-whole” premium as of, and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time prior to October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes issued under the Indenture on one or more occasions in an aggregate amount equal to the net cash proceeds of one or more equity offerings at a redemption price equal to 104.500% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Furthermore, the Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control.
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
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2022, the stated interest rate was 1.88% and the effective interest rate was 2.63%. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
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
The Credit Agreement contains significant, customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 beginning with the fiscal quarter ended January 31, 2022, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ended January 31, 2022. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2022, and for the period then ended.
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
The Prior Credit Agreement contained customary affirmative and negative covenants. The Company was in compliance with all covenants under the Prior Credit Agreement during the fiscal year ended January 31, 2022.
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
Note 9. Income taxes
The income tax provision (benefit) consisted of the following:

	Year ended January 31,
(in thousands)	2022	2021	2020
Current:
Federal	$628	$181	$(448)
State	239	258	274
Total current tax provision (benefit)	$867	$439	$(174)
Deferred:
Federal	$(21,197)	$(1,630)	$3,538
State	(2,122)	(3,503)	127
Total deferred tax provision (benefit)	$(23,319)	$(5,133)	$3,665
Total income tax provision (benefit)	$(22,452)	$(4,694)	$3,491

Total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2022	2021	2020
Federal income tax provision (benefit) at the statutory rate	$(14,016)	$869	$9,063
State income tax provision (benefit), net of federal tax provision (benefit)	(3,733)	(99)	960
Other non-deductible or non-taxable items, net	(165)	469	798
Excessive employee remuneration	1,214	1,186	2,117
Excess tax benefits on stock-based compensation expense, net	(5,098)	(2,983)	(4,815)
Federal research and development credits	(4,218)	(2,195)	(2,296)
Change in uncertain tax position reserves, net of indirect benefits	836	511	491
Non-deductible acquisition-related costs	—	—	3,032
Non-taxable gain on investment in subsidiary	—	—	(5,790)
Reclassification of operating lease right-of-use assets	—	185	—
Change in net operating losses due to measurement period adjustments	—	377	—
Deferred tax rate adjustment due to merger integration	725	(1,814)	225
Return-to-provision adjustments	(810)	(1,010)	(332)
Change in valuation allowance	3,457	(145)	93
Other items, net	(644)	(45)	(55)
Total income tax provision (benefit)	$(22,452)	$(4,694)	$3,491
The Company’s effective income tax rate for the fiscal years ended January 31, 2022, 2021, and 2020 was an effective income tax benefit rate of 33.6% and 113.4% and an effective income tax expense rate of 8.1%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in valuation allowance, and other items. The decrease in the effective tax benefit rate for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily due to the impact of tax benefit items, such as stock-based compensation expense, credits, and changes to the valuation allowance, relative to the larger pre-tax book loss and smaller pre-tax book income, respectively. The decrease in the effective tax rate for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020 was primarily due to an increase in excess tax benefits on stock-based compensation expense, deferred tax rate adjustments due to the integration of WageWorks, and research and development credits recognized in the provision for income taxes relative to pre-tax book income.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2022	January 31, 2021
Deferred tax assets:
Net operating loss carryforward	$5,542	$1,653
Stock compensation	14,778	12,600
Research and development credits	13,351	6,274
Lease liabilities	19,356	21,813
Accruals and reserves	7,729	10,591
Other, net	3,728	1,755
Total gross deferred tax assets	$64,484	$54,686
Less valuation allowance	(3,561)	(104)
Deferred tax assets, net of valuation allowance	60,923	54,582
Deferred tax liabilities:
Fixed assets	(1,862)	(4,946)
Intangible assets	(119,048)	(134,442)
Incremental contract costs	(9,585)	(6,385)
Right-of-use assets	(16,923)	(22,285)
Goodwill	(11,481)	(6,081)
Other, net	(1,870)	(172)
Total gross deferred tax liabilities	(160,769)	(174,311)
Net deferred tax asset (liability)	$(99,846)	$(119,729)
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (i.e., a likelihood of more than 50%) that the Company will be able to realize most of its deferred tax assets. However, the Company recorded a valuation allowance of $3.6 million and $0.1 million as of January 31, 2022 and 2021, respectively. The increase in valuation allowance recorded is primarily the result of state research and development tax credits that are not expected to be utilized before expiration.
As of January 31, 2022, the Company had recorded federal and state net operating loss carryforwards of $12.1 million and $50.1 million, respectively, which begin to expire at various intervals following the tax year ending January 31, 2029. As of January 31, 2022, the Company also had federal and state research and development credits of $10.9 million each, which begin to expire following the tax years ending January 31, 2032 and 2023, respectively.
As of January 31, 2022 and 2021, the gross unrecognized tax benefit was $11.7 million and $10.2 million, respectively. If recognized, $10.8 million and $9.4 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2022 and 2021, respectively. Total gross unrecognized tax benefits increased by $1.4 million in the period from January 31, 2021 to January 31, 2022.
A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including the impact of purchase accounting from the Luum Acquisition, is as follows:

(in thousands)	January 31, 2022	January 31, 2021
Gross unrecognized tax benefits at beginning of year	$10,206	$9,370
Gross amounts of increases and decreases:
Purchase accounting adjustments	240	—
Increases as a result of tax positions taken during a prior period	38	1
Increases as a result of tax positions taken during the current period	1,169	835
Gross unrecognized tax benefits at end of year	$11,653	$10,206
Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar

Tax Loss, or a Tax Credit Carryforward Exists. The resulting unrecognized tax benefit recorded within the Company's consolidated balance sheet excludes the following amounts that have been netted against the related deferred tax assets or tax receivables accordingly:

(in thousands)	January 31, 2022	January 31, 2021
Total gross unrecognized tax benefits	$11,653	$10,206
Amounts netted against related deferred tax assets or tax receivables	(7,097)	(9,574)
Unrecognized tax benefits recorded on the consolidated balance sheet	$4,556	$632
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other income (expense), net in the statement of operations and comprehensive income (loss). During the fiscal years ended January 31, 2022, 2021, and 2020, the Company recorded penalties and interest of $0.7 million, $0.2 million, and $0.1 million, respectively, related to unrecognized tax benefits. As of January 31, 2022 and 2021, the Company recorded accrued interest and penalties of $1.5 million and $0.8 million, respectively.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and the state of Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2001.
Note 10. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income (loss) during the years presented:

	Year ended January 31,
(in thousands)	2022	2021	2020
Cost of revenue	$11,258	$7,996	$4,792
Sales and marketing	7,001	6,986	4,694
Technology and development	13,132	10,772	7,649
General and administrative	21,359	17,109	12,972
Merger integration	—	—	1,603
Other expense, net	342	—	13,714
Total stock-based compensation expense	$53,092	$42,863	$45,424
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2022	2021	2020
Stock options	$1,816	$4,499	$6,612
Restricted stock units	37,693	28,040	25,781
Performance restricted stock units	12,948	6,270	4,862
Restricted stock awards	155	1,335	655
Performance restricted stock awards	138	2,719	1,934
Total non-cash stock-based compensation expense	52,750	42,863	39,844
Acquisition awards exchanged for cash	342	—	5,580
Total stock-based compensation expense	$53,092	$42,863	$45,424
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2022, 7.4 million shares were available for grant under the Incentive Plan.
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
No options were granted during the fiscal year ended January 31, 2022. The weighted-average fair value of options granted during the fiscal years ended January 31, 2021 and 2020 was $23.68 and $25.97 per share, respectively. The key input assumptions utilized in the valuation of the stock options were as follows:

	Year ended January 31,
	2022	2021	2020
Expected dividend yield	n/a	0%	0%
Expected stock price volatility	n/a	37.97%	35.98% - 36.53%
Risk-free interest rate	n/a	1.39%	2.21% - 2.43%
Expected life of options	n/a	5.18 years	4.95 - 5.09 years
Expected volatility is determined using a weighted average volatility of publicly traded peer companies and the Company's own historical volatility. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company has no current plans to pay dividends on its common stock.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2021	1,674	$1.25 - 82.39	$31.46	5.00	$87,164
Exercised	(442)	$1.25 - 44.53	$19.81
Outstanding as of January 31, 2022	1,232	$1.25 - 82.39	$35.64	4.20	$25,719
Vested and expected to vest as of January 31, 2022	1,232		$35.64	4.20	$25,719
Exercisable as of January 31, 2022	1,148		$33.09	4.00	$25,719
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the fiscal years ended January 31, 2022, 2021 and 2020 was $19.3 million, $15.4 million, and $22.5 million, respectively.
As of January 31, 2022, the weighted-average vesting period of non-vested awards expected to vest is approximately 0.7 years; the amount of compensation expense the Company expects to recognize for stock options vesting in future periods is approximately $1.1 million.

Restricted stock units and restricted stock awards
The Company grants RSUs and RSAs to certain team members, officers, and directors under the Incentive Plan. RSUs and RSAs vest upon service-based criteria and performance-based criteria. Generally, service-based RSUs and RSAs vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. RSUs and RSAs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate. The weighted-average fair value of RSUs granted during the fiscal years ended January 31, 2022, 2021 and 2020 was $64.87, $56.93 and $65.20 per share, respectively.
Performance restricted stock units and awards. During the fiscal year ended January 31, 2020, the Company awarded 129,963 PRSUs (the “FY20 PRSUs”). The Company recorded stock-based compensation related to the FY20 PRSUs when it was considered probable that the performance conditions would be met. In March 2020, the Compensation Committee modified the vesting conditions of the FY20 PRSUs by basing the first year of the award solely on the Company’s revenue CAGR for the first year, exclusive of the revenue recognized through the WageWorks Acquisition, and measured using the original revenue CAGR targets set by the Compensation Committee in respect of such awards. As a result, one-third of the FY20 PRSUs were deemed by the Compensation Committee to be earned at target; however, despite this determination, and in order to encourage retention of our executive officers, our executive officers were required to remain employed until the remaining performance conditions for the FY20 PRSUs were certified by the Compensation Committee. The remaining two-thirds of the FY20 PRSUs vested based on the Company’s net cash provided by operating activities (as defined under GAAP) relative to target given the importance of the Company generating sufficient cash flow to service the additional indebtedness incurred in connection with the WageWorks Acquisition. The modification affected 12 team members and resulted in incremental stock-based compensation expense of $6.6 million, which was recognized over the remaining service period, adjusted for the level of achievement of the performance conditions and any forfeitures. Prior to the modification, the Company did not believe the FY20 PRSUs were likely to vest, and as a result, $2.9 million of previously recorded stock-based compensation expense was reversed during the three months ended April 30, 2020. The modified performance conditions for the second and third tranches allowed for a range of vesting from 0% to 200% based on the level of achievement of the new performance conditions. The Company's actual net cash provided by operating activities for the fiscal year ended January 31, 2022 was below the threshold level of achievement, and for the fiscal year ended January 31, 2021 was 163% of the target level of achievement. Previously recorded stock-based compensation expense associated with FY20 PRSUs that did not vest was reversed during the fiscal year ended January 31, 2022 when it was no longer considered probable that the performance conditions would be met. The FY20 PRSUs cliff vested upon approval by the Compensation Committee, which occurred in March 2022.
During the fiscal year ended January 31, 2021, the Company awarded 277,950 PRSUs subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2023. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was approximately $20.8 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee.
During the fiscal year ended January 31, 2022, the Company awarded 249,750 PRSUs subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2024. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was approximately $22.4 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee.

A summary of the RSU and RSA activity is as follows:

	RSUs and PRSUs		RSAs and PRSAs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2021	1,832	$60.41	193	$61.77
Granted	1,827	64.87	—	—
Vested	(482)	59.60	(116)	61.77
Forfeited	(437)	62.81	(75)	61.77
Outstanding as of January 31, 2022	2,740	$63.15	2	$61.72
During the fiscal years ended January 31, 2022, 2021 and 2020 the aggregate intrinsic value of RSUs and RSAs vested was $40.9 million, $31.8 million, and $25.0 million, respectively.
Total unrecorded stock-based compensation expense as of January 31, 2022 associated with RSUs and PRSUs was $123.0 million, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecorded stock-based compensation expense as of January 31, 2022 associated with RSAs and PRSAs was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of January 31, 2022, the fair value of the Notes was $588.4 million.
The Term Loan Facility is considered a Level 2 instrument and recorded at book value in the Company's consolidated financial statements. The Term Loan Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Term Loan Facility approximates carrying value.
The Prior Term Loan Facility was considered a Level 2 instrument and recorded at book value in the Company's consolidated financial statements. The Prior Term Loan Facility repriced frequently due to variable interest rate terms and entailed no significant changes in credit risk. As a result, the fair value of the Prior Term Loan Facility approximated carrying value.
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

The following table reconciles the change in the fair value of the contingent consideration during the fiscal year ended January 31, 2022:

(in thousands)	Carrying amount
Balance as of January 31, 2021	$—
Contingent consideration recognized at acquisition	8,147
Change in fair value recognized in the consolidated statement of operations and comprehensive income (loss)	(2,147)
Payments	(6,000)
Balance as of January 31, 2022	$—
Note 12. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 21 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $7.1 million, $6.5 million and $3.7 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $350,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $3.9 million and $3.5 million as of January 31, 2022 and 2021, respectively.
Note 13. Subsequent events
On March 2, 2022, the Company completed its acquisition of the Health Savings Administrators, L.L.C. HSA portfolio for $60 million in cash.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO have concluded that as of January 31, 2022, the Company's disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses described below, management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Luum on March 8, 2021, and Further on November 1, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of January 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Luum and Further. The balances resulting from these acquisitions represented less than 1% of assets and approximately 3% of revenues, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal year ended January 31, 2022.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”).
Based on that assessment, management has concluded that, as of January 31, 2022, due to material weaknesses in internal control over financial reporting the Company’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In accordance with interpretive guidance issued by SEC staff, management has excluded Luum and Further from its assessment of internal control over financial reporting as of January 31, 2022, as the Company acquired Luum and Further during the fiscal year ended January 31, 2022. The balances resulting from these acquisitions represented less than 1% of assets and approximately 3% of revenues, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal year ended January 31, 2022.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
As previously disclosed, management identified certain deficiencies in the Company’s internal control over financial reporting that aggregated to material weaknesses in the following areas:
A. Contract to Cash Process
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
B. Information Technology General Controls
The Company did not have effective controls related to information technology general controls ("ITGCs") in the areas of logical access and change management over certain information technology systems that supported its financial reporting processes. The Company’s business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
These material weaknesses resulted in material misstatements of WageWorks' historical financial statements, which preceded the WageWorks Acquisition, and could result in a misstatement of our account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.
Remediation of Previously Reported Material Weakness
As previously reported, the WageWorks subsidiary had material weaknesses related to its risk assessment, information and communication, control activities, and monitoring components of the COSO Framework. Additionally, WageWorks had a material weakness related to inadequate process level and monitoring controls in the area of accounting close and financial reporting.
During the year ended January 31, 2022, the Company completed the following remedial actions designed to address the previously identified material weaknesses in the COSO Framework components:
•incorporated certain WageWorks processes into the Company’s existing entity-level controls;
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
•reported periodic updates of the remediation plan progress to the Audit and Risk Committee of the Company's board of directors;
•formalized documentation underlying processes and controls to promote knowledge and information transfer across functions and upon personnel changes; and

•monitored the operating effectiveness of the existing entity-level controls.
During the year ended January 31, 2022, the Company completed the following remedial actions designed to address the previously identified material weaknesses in accounting close and financial reporting:
•incorporated certain WageWorks processes into the Company’s process-level controls, including, but not limited to, those that address the monitoring of the accounting close cycle and enhanced the evaluation of accounting policies;
•redesigned certain processes and controls in conjunction with the enterprise resource planning (“ERP”) system migration described below;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment;
•formalized the assessment of the relevancy of information and data used in key controls, including the design or augmentation of controls to incorporate the review of the accuracy and completeness of such items; and
•monitored the operating effectiveness of the process-level and redesigned controls.
Management evaluated the design and operating effectiveness of the entity level and process level controls associated with the remediation activities above. Management has concluded that such controls are operating effectively, and that the previously reported material weaknesses in the COSO Framework components and accounting close and financial reporting have been remediated as of January 31, 2022.
Ongoing Integration and Remediation Efforts
In response to the material weakness "A. Contract to Cash Process", management has taken the following actions:
•continued to execute its plan to consolidate service platforms related to the contract-to-cash cycle, which will reduce a significant number of manual business process controls;
•enhanced the design of existing controls including information and data used in controls, where applicable, and are implementing additional controls to further strengthen the control environment; and
•implemented a process to assess the design and monitor the operating effectiveness of the new and redesigned controls.
In response to the material weakness "B. Information Technology General Controls", management has taken the following actions:
•continued to execute its plan to consolidate service platforms, which will reduce the number of ITGCs in the area of logical access and change management;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment; and
•implemented a process to assess and enhance the design and monitor the operating effectiveness of controls related to logical access and change management for relevant applications and systems.
As part of our integration efforts, we have migrated all of our material operations to a single ERP system for the consolidated Company which enhanced our business and financial processes and standardized our information systems. We have re-assessed risks in response to the ERP system migration and the associated changes to underlying processes. We redesigned certain controls in response to the current risks and evaluated the operating effectiveness of the redesigned controls.
As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plans described above.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2022 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2022 Annual Meeting of Stockholders is incorporated by reference to our 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2022 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2022 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2022 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2022 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36568	3.4	July 6, 2018
4.1	Description of Securities of the Registrant	10-K	001-36568	4.1	March 31, 2020
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Registrant and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
4.4	Indenture, dated as of October 8, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 4.500% Senior Notes due 2029	8-K	001-36568	4.1	October 12, 2021
10.1	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.5†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.6†	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.7†	HealthEquity, Inc. and WageWorks, Inc. 2010 Equity Incentive Plan (Amended and Restated in August 2019)	8-K	001-36568	10.2	August 30, 2019
10.8†	Forms of Stock Option Agreements under the HealthEquity, Inc. and WageWorks, Inc. Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	July 19, 2011
10.9†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Company and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.11†	Amendment No. 1 to Employment Agreement between the Company and Jon Kessler, dated April 1, 2017	10-Q	001-36568	10.2	June 4, 2020
10.12†	Employment Agreement, dated June 10, 2014, by and between the Company and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.13†	Employment Agreement, dated June 10, 2014, by and between the Company and Darcy Mott.	S-1	333-196645	10.26	June 10, 2014
10.14†	Transition and Separation Agreement between the Company and Darcy Mott, dated June 25, 2020.	10-Q	001-36568	10.1	September 9, 2020
10.15†	Employment Agreement, dated June 25, 2020, by and between the Company and Tyson Murdock	8-K	001-36568	10.1	April 1, 2021
10.16†	Employment Agreement, dated May 15, 2018, by and between the Company and Edward R. Bloomberg	10-Q	001-36568	10.1	September 6, 2018
10.17+	Employment Agreement, dated November 9, 2018, by and between the Company and Larry Trittschuh

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.18+	Amendment No. 1 to Employment Agreement, dated December 4, 2018, by and between the Company and Larry Trittschuh
10.19	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.20	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.21	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016
10.22	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.23	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.24	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.25	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.26	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.27	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.28	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.29†	Form of Indemnification Agreement entered into between WageWorks, Inc., its affiliates and its former directors and officers	S-1	333-173709	10.1	July 19, 2011
10.30	Credit Agreement, dated as of October 8, 2021, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	October 12, 2021
10.31	Custodial Transfer and Asset Purchase Agreement, dated as of April 27, 2021, by and between Fifth Third Bank, National Association, and HealthEquity, Inc.	8-K	001-36568	2.1	April 27, 2021
10.32	Amended and Restated Asset and Unit Purchase Agreement, dated as of September 7, 2021, by and among Viking Acquisition Corp., HealthEquity, Inc., MII Life Insurance, Incorporated d/b/a Further and Aware Integrated, Inc.**	8-K	001-36568	2.1	September 8, 2021
10.33+	Non-Employee Director Compensation Policy
21.1+	List of Subsidiaries
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 31st day of March, 2022.

HEALTHEQUITY, INC.
Date: March 31, 2022	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

Power of attorney
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Jon Kessler and Tyson Murdock, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ Robert Selander
	Name:	Robert Selander
	Title:	Chairman of the Board, Director

Date: March 31, 2022	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 31, 2022	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2022	By:	/s/ Frank Corvino
	Name:	Frank Corvino
	Title:	Director

Date: March 31, 2022	By:	/s/ Adrian Dillon
	Name:	Adrian Dillon
	Title:	Director

Date: March 31, 2022	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 31, 2022	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 31, 2022	By:	/s/ Stuart Parker
	Name:	Stuart Parker
	Title:	Director

Date: March 31, 2022	By:	/s/ Stephen Neeleman
	Name:	Stephen Neeleman, M.D.
	Title:	Vice Chairman and Director

Date: March 31, 2022	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 31, 2022	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director