Form 10-Q
period 2022-04-30
HEALTHEQUITY, INC.
filed 2022-06-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022
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

As of May 31, 2022, there were 84,367,663 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	April 30, 2022	January 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$161,247	$225,414
Accounts receivable, net of allowance for doubtful accounts of $6,542 and $6,228 as of April 30, 2022 and January 31, 2022, respectively	86,003	87,428
Other current assets	31,673	38,495
Total current assets	278,923	351,337
Property and equipment, net	21,003	23,372
Operating lease right-of-use assets	62,599	63,613
Intangible assets, net	1,007,864	973,137
Goodwill	1,645,836	1,645,836
Other assets	48,842	49,807
Total assets	$3,065,067	$3,107,102
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,661	$27,541
Accrued compensation	33,405	47,136
Accrued liabilities	47,840	57,589
Current portion of long-term debt	10,938	8,750
Operating lease liabilities	11,807	12,171
Total current liabilities	117,651	153,187
Long-term liabilities
Long-term debt, net	918,514	922,077
Operating lease liabilities, non-current	64,344	65,232
Other long-term liabilities	13,919	14,185
Deferred tax liability	95,376	99,846
Total long-term liabilities	1,092,153	1,101,340
Total liabilities	1,209,804	1,254,527
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 84,365 and 83,780 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	8	8
Additional paid-in capital	1,692,835	1,676,508
Accumulated earnings	162,420	176,059
Total stockholders’ equity	1,855,263	1,852,575
Total liabilities and stockholders’ equity	$3,065,067	$3,107,102
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive loss (unaudited)

	Three months ended April 30,
(in thousands, except per share data)	2022	2021
Revenue
Service revenue	$104,348	$102,534
Custodial revenue	59,365	46,978
Interchange revenue	41,966	34,690
Total revenue	205,679	184,202
Cost of revenue
Service costs	80,874	70,632
Custodial costs	6,641	5,009
Interchange costs	6,991	5,445
Total cost of revenue	94,506	81,086
Gross profit	111,173	103,116
Operating expenses
Sales and marketing	16,560	14,086
Technology and development	45,183	35,469
General and administrative	23,727	20,687
Amortization of acquired intangible assets	23,698	19,814
Merger integration	9,294	8,807
Total operating expenses	118,462	98,863
Income (loss) from operations	(7,289)	4,253
Other expense
Interest expense	(10,461)	(6,689)
Other expense, net	(301)	(3,630)
Total other expense	(10,762)	(10,319)
Loss before income taxes	(18,051)	(6,066)
Income tax benefit	(4,412)	(3,451)
Net loss and comprehensive loss	$(13,639)	$(2,615)
Net loss per share:
Basic	$(0.16)	$(0.03)
Diluted	$(0.16)	$(0.03)
Weighted-average number of shares used in computing net loss per share:
Basic	84,022	81,747
Diluted	84,022	81,747
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended April 30,
(in thousands)	2022	2021
Total stockholders' equity, beginning balance	$1,852,575	$1,378,728

Common stock:
Beginning balance	8	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—
Other issuance of common stock	—	—
Ending balance	8	8
Additional paid-in capital:
Beginning balance	1,676,508	1,158,372
Issuance of common stock upon exercise of stock options, and for restricted stock	2,341	2,716
Other issuance of common stock	—	456,642
Stock-based compensation	13,986	12,799
Ending balance	1,692,835	1,630,529
Accumulated earnings
Beginning balance	176,059	220,348
Net loss	(13,639)	(2,615)
Ending balance	162,420	217,733

Total stockholders' equity, ending balance	$1,855,263	$1,848,270
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(13,639)	$(2,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,486	31,768
Stock-based compensation	13,986	12,799
Amortization of debt discount and issuance costs	812	1,228
Other non-cash items	—	893
Deferred taxes	(4,470)	3,243
Changes in operating assets and liabilities:
Accounts receivable, net	1,425	(475)
Other assets	7,317	2,249
Operating lease right-of-use assets	2,034	3,369
Accrued compensation	(13,731)	(17,748)
Accounts payable, accrued liabilities, and other current liabilities	(24,056)	(381)
Operating lease liabilities, non-current	(1,821)	(2,308)
Other long-term liabilities	(266)	(1,104)
Net cash provided by operating activities	7,077	30,918
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(13,635)	(15,469)
Purchases of property and equipment	(1,155)	(2,490)
Acquisition of intangible member assets	(59,413)	(309)
Acquisitions, net of cash acquired	—	(49,533)
Net cash used in investing activities	(74,203)	(67,801)
Cash flows from financing activities:
Principal payments on long-term debt	(2,187)	(15,625)
Settlement of client-held funds obligation, net	2,335	(353)
Proceeds from exercise of common stock options	2,811	4,189
Proceeds from follow-on equity offering, net of payments for offering costs	—	456,642
Net cash provided by financing activities	2,959	444,853
Increase (decrease) in cash and cash equivalents	(64,167)	407,970
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$161,247	$736,773
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Three months ended April 30,
(in thousands)	2022	2021
Supplemental cash flow data:
Interest expense paid in cash	$15,496	$4,988
Income tax payments (refunds), net	55	(4,852)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	2,917	3,982
Purchases of property and equipment included in accounts payable or accrued liabilities	1,165	765
Purchases of intangible member assets included in accounts payable or accrued liabilities	1,305	—
Contingent consideration recognized at acquisition	—	8,147
Exercise of common stock options receivable	—	5
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
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2022 and for the three months ended April 30, 2022 and 2021 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.

Note 2. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended April 30,
(in thousands, except per share data)	2022	2021
Numerator (basic and diluted):
Net loss	$(13,639)	$(2,615)
Denominator (basic):
Weighted-average common shares outstanding	84,022	81,747
Denominator (diluted):
Weighted-average common shares outstanding	84,022	81,747
Weighted-average dilutive effect of stock options and restricted stock units	—	—
Diluted weighted-average common shares outstanding	84,022	81,747
Net loss per share:
Basic	$(0.16)	$(0.03)
Diluted	$(0.16)	$(0.03)
For the three months ended April 30, 2022 and 2021, approximately 2.0 million and 1.9 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.
Note 3. Business combinations
Luum acquisition
On March 8, 2021, the Company acquired 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum (the "Luum Acquisition"). The aggregate purchase price for the acquisition consisted of $56.2 million in cash, which reflects a $2.1 million reduction in the fair value of contingent consideration during the fiscal year ended January 31, 2022.
The Luum Acquisition was accounted for under the acquisition method of accounting for business combinations. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and was subject to adjustment during the measurement period (up to one year from the acquisition date). The purchase price allocation was finalized in the three months ended April 30, 2022.
The following table summarizes the Company's allocation of the consideration paid:

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
Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss components consisted of the following:
Property and equipment
Property and equipment consisted of the following as of April 30, 2022 and January 31, 2022:

(in thousands)	April 30, 2022	January 31, 2022
Leasehold improvements	$18,614	$18,573
Furniture and fixtures	8,459	8,417
Computer equipment	32,176	31,982
Property and equipment, gross	59,249	58,972
Accumulated depreciation	(38,246)	(35,600)
Property and equipment, net	$21,003	$23,372
Depreciation expense was $3.3 million and $3.9 million for the three months ended April 30, 2022 and 2021, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of April 30, 2022 and January 31, 2022, the balance of deferred revenue was $10.0 million and $10.5 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 50% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. During the three months ended April 30, 2022, approximately $1.2 million of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2022. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended April 30,
(in thousands)	2022	2021
Operating lease expense	$2,859	$4,313
Sublease income	(495)	(450)
Net operating lease expense	$2,364	$3,863

Other expense, net
Other expense, net, consisted of the following:

	Three months ended April 30,
(in thousands)	2022	2021
Interest income	$52	$408
Acquisition costs, net	(6)	(5,939)
Other income (expense), net	(347)	1,901
Total other expense, net	$(301)	$(3,630)
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended April 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,098	$3,635
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$1,020	$—
Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

(in thousands)	April 30, 2022	January 31, 2022
Amortizable intangible assets:
Software and software development costs	$203,462	$192,050
Acquired HSA portfolios	251,324	192,298
Acquired customer relationships	759,781	759,781
Acquired developed technology	132,825	132,825
Acquired trade names	12,900	12,900
Amortizable intangible assets, gross	1,360,292	1,289,854
Accumulated amortization	(352,428)	(316,717)
Amortizable intangible assets, net	$1,007,864	$973,137
Amortization expense for the three months ended April 30, 2022 and 2021 was $36.2 million and $27.9 million, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the three months ended April 30, 2022.
Note 6. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations for office space and data storage facilities, processing services agreements, telephony services, and other contractual commitments. On March 2, 2022, the Company completed its acquisition of the Health Savings Administrators, L.L.C. ("HealthSavings") HSA portfolio for $60 million in cash. There were no other material changes during the three months ended April 30, 2022, outside of the ordinary course of business, in the Company's commitments from those disclosed in the its Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
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
Legal matters
In April 2021, the Company's wholly owned subsidiary WageWorks, Inc. ("WageWorks") exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease. WageWorks' right to terminate the lease agreement was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”). On November 5, 2021, Union Mesa notified WageWorks that it was in default of the lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, and on November 24, 2021 drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the lease. On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Superior Court of the State of Arizona in and for the County of Maricopa. On January 4, 2022, WageWorks filed an amended complaint in the Superior Court. Pursuant to the lawsuit, WageWorks seeks declaratory judgment that the lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On January 31, 2022, Union Mesa filed a motion to dismiss for the conversion cause of action, which the Superior Court denied on April 13, 2022. On May 18, 2022, Union Mesa filed an answer and counterclaim with the Superior Court, wherein Union Mesa denied WageWorks' claims, and separately seeks recourse against WageWorks for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 19, 2022, Union Mesa filed an amended complaint and counterclaim seeking the same recourse.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of WageWorks’ former officers and directors and WageWorks (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain former WageWorks’ officers and directors and WageWorks (as nominal defendant) in the U.S. District Court for the Northern District of California (together, the “Derivative Suits”). The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described in previous reports, where the plaintiffs asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against WageWorks, its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018, as well as alleged claims under the Securities Act of 1933, as amended, arising from WageWorks’ June 19, 2017 common stock offering against those same defendants, as well as the members of its board of directors at the time of that offering. The plaintiffs seek unspecified damages, fees and costs. Plaintiffs in the Superior Court action filed an amended consolidated complaint on October 28, 2019, naming as defendants certain former officers and directors of WageWorks and alleging a direct claim of "inseparable fraud/breach of fiduciary duty" on behalf of a class. WageWorks was not named as a party in that complaint. On June 24, 2020, the court granted the defendants’ motion to dismiss the amended complaint. The plaintiffs subsequently filed a notice of appeal. On October 28, 2021, the court of appeal dismissed the appeal pursuant to the release in the class action settlement discussed above. The District Court action is currently stayed.
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

Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the pre-tax book loss through the end of the latest fiscal quarter to determine the interim income tax benefit. For the three months ended April 30, 2022 and 2021, the Company recorded an income tax benefit of $4.4 million and $3.5 million, respectively. This resulted in an effective income tax benefit rate of 24.4% and 57.1% for the three months ended April 30, 2022 and 2021, respectively. For the three months ended April 30, 2022 and 2021, discrete tax items had an effective tax rate benefit of 4.3% and 33.2%, respectively, primarily due to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
As of April 30, 2022 and January 31, 2022, the Company’s total gross unrecognized tax benefit was $11.8 million and $11.7 million, respectively. If recognized, $8.5 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2022.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and the state of Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2001.
Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	347,813	350,000
Principal amount	947,813	950,000
Less: unamortized discount and issuance costs (1)	18,361	19,173
Total debt, net	929,452	930,827
Less: current portion of long-term debt	10,938	8,750
Long-term debt, net	$918,514	$922,077
(1)In addition to the $18.4 million and $19.2 million of unamortized discount and issuance costs related to long-term debt as of April 30, 2022 and January 31, 2022, respectively, $4.1 million and $4.4 million of unamortized issuance costs related to the Company's Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of April 30, 2022 and January 31, 2022, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600.0 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of April 30, 2022 and January 31, 2022, $2.3 million and $8.7 million, respectively, of accrued interest on the Notes is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On October 8, 2021, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Agent”) and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established:
(i)a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $350.0 million; and
(ii)a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), the proceeds of which may be used for working capital and general corporate purposes of the Company and its subsidiaries, including the financing of acquisitions and other investments.
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
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of April 30, 2022, the stated interest rate was 2.56% and the effective interest rate was 3.33%. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans made under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to the following percentage of the original principal amount of the Term Loan Facility: (i) 2.5% for the first year after October 8, 2021; (ii) 5.0% for each of the second and third years after October 8, 2021; (iii) 7.5% for the fourth year after October 8, 2021; and (iv) 10.0% for the fifth year after October 8, 2021. In addition, the Term Loan Facility is required to be mandatorily prepaid with 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries, subject to customary exceptions and thresholds, including to the extent such proceeds are reinvested in assets useful in the business of the Company and its subsidiaries within 450 days following receipt (or committed to be reinvested within such 450-day period and reinvested within 180 days after the end of such 450-day period). The loans under the Credit Facilities may be prepaid, and the commitments thereunder may be reduced, by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains significant customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of April 30, 2022, and for the period then ended.
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
The obligations of the Company under the Credit Agreement are required to be unconditionally guaranteed by each of the Company’s existing or subsequently acquired or organized domestic subsidiaries and are secured by security interests in substantially all assets of the Company and the guarantors, in each case, subject to certain customary exceptions.
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive loss during the periods presented:

	Three months ended April 30,
(in thousands)	2022	2021
Cost of revenue	$3,007	$2,403
Sales and marketing	2,014	2,188
Technology and development	3,380	3,013
General and administrative	5,585	5,195
Other expense, net (1)	—	342
Total stock-based compensation expense	$13,986	$13,141
(1)Equity-based awards exchanged for cash in connection with the Luum Acquisition.
Stock award plans
Incentive Plan. The Company grants stock options and restricted stock units ("RSUs") under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock awards to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock.
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of April 30, 2022, 9.3 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2022	1,232	$1.25 - 82.39	$35.64	4.2	$25,719
Exercised	(62)	$1.25 - 51.44	$38.18
Forfeited	(2)	$28.69	$28.69
Outstanding as of April 30, 2022	1,168	$1.25 - 82.39	$35.52	3.9	$33,070
Vested and expected to vest as of April 30, 2022	1,168		$35.52	3.9	$33,070
Exercisable as of April 30, 2022	1,129		$34.24	3.8	$33,052

Restricted stock units
A summary of RSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2022	2,740	$63.15
Granted	1,292	78.63
Vested	(493)	60.11
Forfeited	(189)	60.97
Outstanding as of April 30, 2022	3,350	$69.69
Performance restricted stock units. During the three months ended April 30, 2022, the Company awarded 281,784 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2025. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $32.1 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Compensation Committee of the board of directors.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of April 30, 2022, the fair value of the Notes was $548.2 million.
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

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the impact of the COVID-19 pandemic and resulting societal and economic changes on the Company, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of April 30, 2022, we administered 7.4 million HSAs, with balances totaling $20.3 billion, which we call HSA Assets, as well as 7.1 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.5 million as of April 30, 2022.
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
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by Clients on a recurring per-account per-month basis. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue, including the adverse impacts caused by the COVID-19 pandemic and resulting societal and economic changes.
Recent acquisitions
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
Fifth Third Bank HSA portfolio acquisition. In September 2021, we acquired the Fifth Third Bank, National Association ("Fifth Third") HSA portfolio, which consisted of $490.0 million of HSA Assets held in approximately 160,000 HSAs in exchange for a purchase price of $60.8 million in cash.
Further acquisition. In November 2021, we acquired the Further business (other than Further's voluntary employee beneficiary association business), a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets, for $455 million in cash (the "Further Acquisition"). We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three years from the acquisition date.
HealthSavings HSA portfolio acquisition. In March 2022, we acquired the Health Savings Administrators, L.L.C. (“HealthSavings”) HSA portfolio, which consisted of $1.3 billion of HSA Assets held in approximately 87,000 HSAs in exchange for a purchase price of $60 million in cash.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also "Results of operations - Revenue" for information relating to the COVID-19 pandemic and resulting societal and economic changes, and also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.
Our acquisition and integration strategy
We have historically acquired HSA portfolios and businesses that strengthen our service offerings. We plan to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquired HSA portfolios. Our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner and to realize anticipated synergies.
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
Trends in U.S. tax law
Tax law has a profound impact on our business. Our offerings to members, Clients, and Network Partners consist primarily of services enabled, mandated, or advantaged by provisions of U.S. tax law and regulations. Changes in tax policy are speculative and may affect our business in ways that are difficult to predict.
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
Our proprietary technology
We believe that innovations incorporated in our technology, which enable us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits, differentiate us from our competitors and drive our growth. Our full suite of CDB offerings complements our HSA solution and enhances our leadership position within the HSA sector. We intend to continue to invest in our technology development to enhance our capabilities and infrastructure, while maintaining a focus on data security and the privacy of our customers' data. For example, we are making significant investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement.
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
Interest rates
As a non-bank custodian, our members’ custodial HSA cash assets are held by either our federally insured bank and credit union partners, which we collectively call our Depository Partners (our “Basic Rates” offering), pursuant to contractual arrangements we have with these Depository Partners, or by our insurance company partners through group annuity contracts or other similar arrangements (our “Enhanced Rates” offering). We earn a material portion of our total revenue from interest paid to us by these partners.
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
HSA members who place their HSA cash into our Enhanced Rates offering receive a higher yield compared to our Basic Rates offering. An increase in the percentage of HSA cash held in our Enhanced Rates offering also positively impacts our custodial revenues, as we generally receive a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners. As with our Depository Partners, yields paid by our insurance company partners may be impacted by the prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members.
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
Although interest rates have increased, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve at the beginning of the COVID-19 pandemic, the lack of demand from Depository Partners for deposits, and other market conditions that have caused our average annualized yield on HSA cash to decline significantly.
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
As a result of the COVID-19 pandemic, we have seen a significant decline in the use of commuter benefits due to many of our members working from home, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend, or hybrid work environments, may continue indefinitely.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	April 30, 2022	April 30, 2021	% Change	January 31, 2022
HSAs	7,359	5,846	26%	7,207
New HSAs from sales - Quarter-to-date	159	115	38%	472
New HSAs from sales - Year-to-date	159	115	38%	918
New HSAs from acquisitions - Year-to-date	90	—	n/a	740
HSAs with investments	506	371	36%	455
CDBs	7,095	6,986	2%	7,192
Total Accounts	14,454	12,832	13%	14,399
Average Total Accounts - Quarter-to-date	14,427	12,870	12%	14,326
Average Total Accounts - Year-to-date	14,427	12,870	12%	13,450
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.5 million, or 26%, from April 30, 2021 to April 30, 2022, primarily driven by new HSAs from sales, HSAs acquired through the Further Acquisition, the Fifth Third acquisition, the HealthSavings acquisition, and other HSA portfolio acquisitions. The number of our CDBs increased by 0.1 million, or 2%, from April 30, 2021 to April 30, 2022, primarily driven by CDBs acquired through the Further Acquisition, partially offset by a decrease in FSA accounts and COBRA accounts.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	April 30, 2022	April 30, 2021	% Change	January 31, 2022
HSA cash	$12,935	$10,026	29%	$12,943
HSA investments	7,330	4,987	47%	6,675
Total HSA Assets	20,265	15,013	35%	19,618
Average daily HSA cash - Year-to-date	12,910	10,051	28%	10,579
Average daily HSA cash - Quarter-to-date	12,910	10,051	28%	12,118
HSA Assets includes our HSA members’ custodial assets, which consists of the following components: (i) HSA cash, which includes cash deposits held by our Depository Partners and our insurance company partners, and (ii) HSA investments in mutual funds through our custodial investment fund partners. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
HSA cash increased by $2.9 billion, or 29%, from April 30, 2021 to April 30, 2022, due primarily to HSA cash transferred to us as part of the Further Acquisition, net HSA contributions from new and existing HSA members, and acquisitions of HSA portfolios, partially offset by transfers to HSA investments.
HSA investments increased by $2.3 billion, or 47%, from April 30, 2021 to April 30, 2022, due primarily to the HealthSavings acquisition, other HSA portfolio acquisitions, and transfers from HSA cash.

Total HSA Assets increased by $5.3 billion, or 35%, from April 30, 2021 to April 30, 2022, due primarily to HSA Assets transferred to us as part of the Further Acquisition, the Fifth Third acquisition, the HealthSavings acquisition, and other HSA portfolio acquisitions, and net HSA contributions from new and existing HSA members.
Client-held funds

(in millions, except percentages)	April 30, 2022	April 30, 2021	% Change	January 31, 2022
Client-held funds	$872	$903	(3)%	$897
Average daily Client-held funds - Year-to-date	865	899	(4)%	842
Average daily Client-held funds - Quarter-to-date	865	899	(4)%	822
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
Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as adjusted earnings before interest, taxes, depreciation and amortization, amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, gains and losses on equity securities, amortization of incremental costs to obtain a contract, costs associated with unused office space, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended April 30,
(in thousands)	2022	2021
Net loss	$(13,639)	$(2,615)
Interest income	(52)	(408)
Interest expense	10,461	6,689
Income tax benefit	(4,412)	(3,451)
Depreciation and amortization	15,788	11,954
Amortization of acquired intangible assets	23,698	19,814
Stock-based compensation expense	13,986	12,799
Merger integration expenses	9,294	8,807
Acquisition costs (1)	6	5,939
Amortization of incremental costs to obtain a contract	1,067	1,272
Costs associated with unused office space	1,294	—
Other	844	(1,826)
Adjusted EBITDA	$58,335	$58,974
(1)For the three months ended April 30, 2021, acquisition costs included $0.3 million of stock-based compensation expense.
The following table further sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Adjusted EBITDA	$58,335	$58,974	$(639)	(1)%
As a percentage of revenue	28%	32%
Our Adjusted EBITDA decreased by $0.6 million, less than 1%, from $59.0 million for the three months ended April 30, 2021 to $58.3 million for the three months ended April 30, 2022, primarily due to increases in personnel and related costs, largely offset by an increase in total revenue.

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
Custodial revenue.    We earn custodial revenue primarily from HSA Assets held by our Depository Partners or our insurance company partners, recordkeeping fees we earn in respect of mutual funds in which our members invest, and Client-held funds deposited with our Depository Partners. HSA cash held by our Depository Partners is held pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances held by the relevant Depository Partner, and (iii) have minimum and maximum required balances. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. Client-held funds held by our Depository Partners are held in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner from which we earn a recordkeeping fee, calculated as a percentage of custodial investments.
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
Other expense, net
Other expense, net, consists of acquisition costs, interest income earned on corporate cash and other miscellaneous income and expense.
Income tax benefit
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of April 30, 2022, we have recorded a valuation allowance on certain state deferred tax assets and maintained an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.

Comparison of the three months ended April 30, 2022 and 2021
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Service revenue	$104,348	$102,534	$1,814	2%
Custodial revenue	59,365	46,978	12,387	26%
Interchange revenue	41,966	34,690	7,276	21%
Total revenue	$205,679	$184,202	$21,477	12%
Service revenue. The $1.8 million, or 2%, increase in service revenue from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to new revenue from acquired businesses and HSA portfolios, and new HSAs from sales, partially offset by lower average service fees per account.
Custodial revenue. The $12.4 million, or 26%, increase in custodial revenue from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to the $2.9 billion, or 28%, increase in the year-over-year average daily balance of HSA cash. The increase was partially offset by a decrease in average annualized yield from 1.79% for the three months ended April 30, 2021 to 1.69% for the three months ended April 30, 2022, which was due in part to HSA cash that was placed with our Depository Partners following the interest rate cuts made by the Federal Reserve at the beginning of the COVID-19 pandemic, and by transfers from HSA cash to HSA investments.
Interchange revenue. The $7.3 million, or 21%, increase in interchange revenue from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to an increase in accounts and increased spend per account.
Total revenue. Total revenue increased $21.5 million, or 12%, from the three months ended April 30, 2021 to the three months ended April 30, 2022 due to the increases in service, custodial, and interchange revenues described above.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by related societal and economic changes. Although interest rates have increased from their pandemic lows, a majority of our members' HSA cash is deposited with our Depository Partners pursuant to contracts that have fixed interest rate terms, typically ranging from three to five years, which reduces the short-term impact of an increase or decline in prevailing interest rates on our custodial revenue. As a result, the yield we currently receive from our Depository Partners and insurance company partners remains significantly below the levels seen before the pandemic. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak, and the "work from home" trend, or hybrid work environments, may continue indefinitely. In particular, the increased spread of COVID-19 in early 2022 and the associated decisions by employers to delay return-to-office plans for their employees further delayed the recovery of use of these commuter benefits. During the initial stages of the COVID-19 pandemic, and during subsequent increases in COVID-19 cases, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. Our compliance with proposed COVID-19 vaccine mandates has resulted in, and could continue to result in, increased team member attrition, absenteeism, and associated costs. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contracts that we rely on to provide our services. The extent to which the COVID-19 pandemic and any longer lasting impacts on the usage of our services will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.

Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Service costs	$80,874	$70,632	$10,242	15%
Custodial costs	6,641	5,009	1,632	33%
Interchange costs	6,991	5,445	1,546	28%
Total cost of revenue	$94,506	$81,086	$13,420	17%
Service costs. The $10.2 million, or 15%, increase in service costs from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to the inclusion of Further's results of operations and an increase in personnel costs to support the increase in average Total Accounts.
Custodial costs. The $1.6 million, or 33%, increase in custodial costs from the three months ended April 30, 2021 to the three months ended April 30, 2022 was due to an increase in the average daily balance of HSA cash, which increased from $10.1 billion for the three months ended April 30, 2021 to $12.9 billion for the three months ended April 30, 2022 and an associated increase in interest retained by HSA members, partially offset by a lower average annualized rate of interest retained by HSA members on HSA cash, which decreased from 0.18% for the three months ended April 30, 2021 to 0.16% for the three months ended April 30, 2022.
Interchange costs. The $1.5 million, or 28%, increase in interchange costs from the three months ended April 30, 2021 to the three months ended April 30, 2022 was due to an increase in accounts and increased spend per account.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. On an annual basis, we expect our cost of revenue to continue to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations and expected increases in stock-based compensation. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, realized synergies, and the impact of the COVID-19 pandemic.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Sales and marketing	$16,560	$14,086	$2,474	18%
Technology and development	45,183	35,469	9,714	27%
General and administrative	23,727	20,687	3,040	15%
Amortization of acquired intangible assets	23,698	19,814	3,884	20%
Merger integration	9,294	8,807	487	6%
Total operating expenses	$118,462	$98,863	$19,599	20%
Sales and marketing. The $2.5 million, or 18%, increase in sales and marketing expense from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to the inclusion of Further's results of operations, an increase in marketing expenses from increased staffing and marketing collateral costs, and increases in team member and partner commissions.
We expect our sales and marketing expenses to increase for the foreseeable future as we focus on our cross-selling program and marketing campaigns. On an annual basis, we expect our sales and marketing expenses to continue to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations and expected increases in stock-based compensation. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $9.7 million, or 27%, increase in technology and development expense from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to the inclusion of Further's results of operations and increases in amortization, stock-based compensation, and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, we expect our technology and development expenses to continue to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations, expected increases in stock-based compensation, and our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $3.0 million, or 15%, increase in general and administrative expense from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to the inclusion of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, and accounting functions that we incur as we continue to grow our business. On an annual basis, we expect our general and administrative expenses to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations, expected increases in stock-based compensation, and our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $3.9 million, or 20%, increase in amortization of acquired intangible assets from the three months ended April 30, 2021 to the three months ended April 30, 2022 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021 and the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
Merger integration. The $9.3 million in merger integration expense for the three months ended April 30, 2022 was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further Acquisition and certain ongoing merger integration expenses related to the acquisition of our wholly owned subsidiary WageWorks, Inc. ("WageWorks"), including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, professional fees associated with the remediation of remaining material weaknesses in internal control over financial reporting, and costs associated with remaining platform migrations. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three years from the acquisition date.
Interest expense
The $10.5 million in interest expense for the three months ended April 30, 2022 consisted primarily of interest accrued on our long-term debt and amortization of debt discount and issuance costs. On an annual basis, we expect interest expense to increase, primarily from the inclusion of a full year of interest expense we will incur on the $600.0 million aggregate principal amount of the Notes, which were issued in October 2021, and due to the impact of increased interest rates on our term loan facility, which had an outstanding principal balance of $347.8 million as of April 30, 2022. The interest rate on our term loan facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other expense, net
The $3.3 million decrease in other expense, net, from $3.6 million during the three months ended April 30, 2021 to $0.3 million during the three months ended April 30, 2022 was primarily due to a $5.9 million decrease in acquisition costs, partially offset by a $2.6 million decrease in interest and other income, net.
Income tax benefit
For the three months ended April 30, 2022 and 2021, we recorded an income tax benefit of $4.4 million and $3.5 million, respectively. The increase in income tax benefit was primarily the result of increased pre-tax book loss and a corresponding increase in benefit for state income taxes, partially offset by an increase in nondeductible executive compensation and a decrease in excess tax benefits on stock-based compensation and research and development tax credits.

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
As of April 30, 2022 and January 31, 2022, cash and cash equivalents were $161.2 million and $225.4 million, respectively.
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
Our credit agreement includes a five-year senior secured revolving credit facility (the “Revolving Credit Facility”), in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. As of April 30, 2022, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the credit agreement as of April 30, 2022, and for the period then ended.
Use of cash
On March 2, 2022, we completed our acquisition of the HealthSavings HSA portfolio in exchange for a purchase price of $60 million in cash.
Capital expenditures for the three months ended April 30, 2022 and 2021 were $14.8 million and $18.0 million, respectively. We expect to continue our current level of increased capital expenditures for the remainder of the fiscal year ending January 31, 2023 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$7,077	$30,918
Net cash used in investing activities	(74,203)	(67,801)
Net cash provided by financing activities	2,959	444,853
Increase (decrease) in cash and cash equivalents	(64,167)	407,970
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$161,247	$736,773
Cash flows from operating activities. Net cash provided by operating activities during the three months ended April 30, 2022 resulted from a net loss of $13.6 million, plus depreciation and amortization expense of $39.5 million, stock-based compensation expense of $14.0 million, and amortization of debt discount and issuance costs of $0.8 million, partially offset by other non-cash items and working capital changes totaling $33.6 million.
Net cash provided by operating activities during the three months ended April 30, 2021 resulted from a net loss of $2.6 million, plus depreciation and amortization expense of $31.8 million, stock-based compensation expense of $12.8 million, and amortization of debt issuance costs of $1.2 million, partially offset by other non-cash items and working capital changes totaling $12.3 million.
Cash flows from investing activities. Cash used in investing activities for the three months ended April 30, 2022 resulted from $59.4 million in acquisitions of intangible member assets, $13.6 million in software and capitalized software development, and $1.2 million in purchases of property and equipment.
Cash used in investing activities for the three months ended April 30, 2021 resulted from the Luum Acquisition for $49.5 million, net of cash acquired, $15.5 million in software and capitalized software development, $2.5 million in purchases of property and equipment, and $0.3 million in acquisitions of intangible member assets.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended April 30, 2022 resulted from $2.3 million received in the settlement of Client-held funds obligations, net, and the exercise of stock options of $2.8 million. These items were partially offset by $2.2 million of principal payments on our long-term debt.
Net cash provided by financing activities during the three months ended April 30, 2021 resulted from $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock and the exercise of stock options of $4.2 million. These items were partially offset by $15.6 million of principal payments on our long-term debt and $0.4 million used in the settlement of Client-held funds obligation, net.
Contractual obligations
See Note 6—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of April 30, 2022, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.
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

Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2022, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2022 and 2021, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of April 30, 2022 were $161.2 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of April 30, 2022 was $86.0 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of April 30, 2022, we held in custody HSA Assets of approximately $20.3 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets held by our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of April 30, 2022, we held Client-held funds of approximately $0.9 billion. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates can increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2022, we had unrestricted cash and cash equivalents of $161.2 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of April 30, 2022, we had $347.8 million outstanding under our term loan facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and Revolving Credit Facility is variable and was 2.56% at April 30, 2022. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at April 30, 2022 would result in approximately $3.5 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the CEO and CFO have concluded that as of April 30, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
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
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Further on

November 1, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of April 30, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Further. Further represented approximately 1% of assets and approximately 8% of revenues, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal quarter ended April 30, 2022.
Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed, management identified certain deficiencies in the Company’s internal control over financial reporting that aggregated to material weaknesses in the following areas:
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
B. Information Technology General Controls
The Company did not have effective controls related to information technology general controls (ITGCs) in the areas of logical access and change management over certain information technology systems that supported its financial reporting processes. The Company's business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
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
Ongoing Integration and Remediation Efforts
In response to the material weakness “A. Contract to Cash Process,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms related to the contract-to-cash cycle, which will reduce a significant number of manual business process controls;
•enhanced the design of existing controls and implemented additional controls to further strengthen the control environment;
•continued to formalize the assessment of the relevancy of information and data used in key controls, including the incorporation of the review of the accuracy and completeness of such items; and
•continued to execute the process to assess the design and monitor the operating effectiveness of the redesigned controls.
In response to the material weakness “B. Information Technology General Controls,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms, which will reduce the number of ITGCs in the areas of logical access and change management;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment;
•continued to execute the process to assess and enhance the design and monitor the operating effectiveness of controls related to logical access and change management for relevant applications and systems; and
•continued training of control owners on the appropriate evidence and documentation for IT dependencies and logical access controls.
As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plans described above.

Changes in Internal Control Over Financial Reporting
Other than continuing to make progress on the ongoing integration and remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 could materially and adversely affect our business, financial condition and results of operations. Except as described below, there have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic), acts of terrorism, acts of war, adverse economic conditions, and other unforeseen events, may cause damage or disruption to us or our customers.
Natural disasters, pandemics or other epidemics (including the current COVID-19 pandemic), acts of war (including the current war between Russia and Ukraine), terrorist attacks, the escalation of military activity in response to such attacks, adverse economic conditions (including the recent increase in inflation), or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, increased costs to operate our business, reduced economic activity among our clients, and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition, and results of operations.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: June 8, 2022	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer