Form 10-Q
period 2022-07-31
HEALTHEQUITY, INC.
filed 2022-09-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022
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

As of August 31, 2022, there were 84,530,727 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2022	January 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$176,886	$225,414
Accounts receivable, net of allowance for doubtful accounts of $6,215 and $6,228 as of July 31, 2022 and January 31, 2022, respectively	90,426	87,428
Other current assets	41,274	38,495
Total current assets	308,586	351,337
Property and equipment, net	18,028	23,372
Operating lease right-of-use assets	60,588	63,613
Intangible assets, net	991,945	973,137
Goodwill	1,645,999	1,645,836
Other assets	48,878	49,807
Total assets	$3,074,024	$3,107,102
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,841	$27,541
Accrued compensation	41,989	47,136
Accrued liabilities	43,287	57,589
Current portion of long-term debt	13,125	8,750
Operating lease liabilities	11,275	12,171
Total current liabilities	125,517	153,187
Long-term liabilities
Long-term debt, net	914,966	922,077
Operating lease liabilities, non-current	62,626	65,232
Other long-term liabilities	13,731	14,185
Deferred tax liability	92,288	99,846
Total long-term liabilities	1,083,611	1,101,340
Total liabilities	1,209,128	1,254,527
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 84,526 and 83,780 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	8	8
Additional paid-in capital	1,713,122	1,676,508
Accumulated earnings	151,766	176,059
Total stockholders’ equity	1,864,896	1,852,575
Total liabilities and stockholders’ equity	$3,074,024	$3,107,102
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive loss (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue
Service revenue	$103,034	$109,182	$207,382	$211,716
Custodial revenue	65,599	48,776	124,964	95,754
Interchange revenue	37,509	31,145	79,475	65,835
Total revenue	206,142	189,103	411,821	373,305
Cost of revenue
Service costs	74,914	67,334	155,788	137,966
Custodial costs	7,090	4,824	13,731	9,833
Interchange costs	6,326	4,974	13,317	10,419
Total cost of revenue	88,330	77,132	182,836	158,218
Gross profit	117,812	111,971	228,985	215,087
Operating expenses
Sales and marketing	15,843	15,476	32,403	29,562
Technology and development	46,580	37,898	91,763	73,367
General and administrative	25,937	22,812	49,664	43,499
Amortization of acquired intangible assets	24,181	20,289	47,879	40,103
Merger integration	7,683	16,371	16,977	25,178
Total operating expenses	120,224	112,846	238,686	211,709
Income (loss) from operations	(2,412)	(875)	(9,701)	3,378
Other expense
Interest expense	(11,493)	(7,254)	(21,954)	(13,943)
Other income (expense), net	32	344	(269)	(3,286)
Total other expense	(11,461)	(6,910)	(22,223)	(17,229)
Loss before income taxes	(13,873)	(7,785)	(31,924)	(13,851)
Income tax benefit	(3,219)	(3,967)	(7,631)	(7,418)
Net loss and comprehensive loss	$(10,654)	$(3,818)	$(24,293)	$(6,433)
Net loss per share:
Basic	$(0.13)	$(0.05)	$(0.29)	$(0.08)
Diluted	$(0.13)	$(0.05)	$(0.29)	$(0.08)
Weighted-average number of shares used in computing net loss per share:
Basic	84,443	83,481	84,236	82,628
Diluted	84,443	83,481	84,236	82,628
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Total stockholders' equity, beginning balance	$1,855,263	$1,848,270	$1,852,575	$1,378,728

Common stock:
Beginning balance	8	8	8	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Other issuance of common stock	—	—	—	—
Ending balance	8	8	8	8
Additional paid-in capital:
Beginning balance	1,692,834	1,630,529	1,676,508	1,158,372
Issuance of common stock upon exercise of stock options, and for restricted stock	2,134	2,599	4,474	5,315
Other issuance of common stock	—	(2)	—	456,640
Stock-based compensation	18,154	15,617	32,140	28,416
Ending balance	1,713,122	1,648,743	1,713,122	1,648,743
Accumulated earnings
Beginning balance	162,420	217,733	176,059	220,348
Net loss	(10,654)	(3,818)	(24,293)	(6,433)
Ending balance	151,766	213,915	151,766	213,915

Total stockholders' equity, ending balance	$1,864,896	$1,862,666	$1,864,896	$1,862,666
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(24,293)	$(6,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,226	64,819
Stock-based compensation	32,140	28,416
Amortization of debt discount and issuance costs	1,639	2,482
Change in fair value of contingent consideration	—	1,011
Other non-cash items	269	(752)
Deferred taxes	(7,558)	(4,051)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,161)	(230)
Other assets	(1,546)	20,636
Operating lease right-of-use assets	4,117	6,060
Accrued compensation	(4,973)	(10,639)
Accounts payable, accrued liabilities, and other current liabilities	(25,586)	(30,213)
Operating lease liabilities, non-current	(3,594)	(4,556)
Other long-term liabilities	(454)	1,616
Net cash provided by operating activities	47,226	68,166
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(24,215)	(32,097)
Purchases of property and equipment	(2,384)	(6,352)
Acquisition of intangible member assets	(68,725)	(2,653)
Acquisitions, net of cash acquired	—	(49,533)
Proceeds from sale of equity securities	—	2,367
Net cash used in investing activities	(95,324)	(88,268)
Cash flows from financing activities:
Principal payments on long-term debt	(4,375)	(15,625)
Settlement of client-held funds obligation, net	(991)	(2,636)
Proceeds from exercise of common stock options	4,936	6,672
Proceeds from follow-on equity offering, net of payments for offering costs	—	456,642
Net cash provided by (used in) financing activities	(430)	445,053
Increase (decrease) in cash and cash equivalents	(48,528)	424,951
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$176,886	$753,754
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2022	2021
Supplemental cash flow data:
Interest expense paid in cash	$19,450	$9,838
Income tax payments (refunds), net	573	(5,545)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	5,040	4,077
Purchases of property and equipment included in accounts payable or accrued liabilities	356	357
Purchases of intangible member assets included in accounts payable or accrued liabilities	1,849	—
Contingent consideration recognized at acquisition	—	8,147
Exercise of common stock options receivable	8	119
Increase in goodwill due to measurement period adjustments, net	163	—
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
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2022 and for the three and six months ended July 31, 2022 and 2021 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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

Note 2. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator (basic and diluted):
Net loss	$(10,654)	$(3,818)	$(24,293)	$(6,433)
Denominator (basic):
Weighted-average common shares outstanding	84,443	83,481	84,236	82,628
Denominator (diluted):
Weighted-average common shares outstanding	84,443	83,481	84,236	82,628
Weighted-average dilutive effect of stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	84,443	83,481	84,236	82,628
Net loss per share:
Basic	$(0.13)	$(0.05)	$(0.29)	$(0.08)
Diluted	$(0.13)	$(0.05)	$(0.29)	$(0.08)
For the three months ended July 31, 2022 and 2021, approximately 3.3 million and 1.9 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2022 and 2021, approximately 2.6 million and 2.0 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.
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
The following table summarizes the Company's current allocation of the consideration paid:

(in thousands)	Estimated fair value	Adjustments	Updated Allocation
Current assets	$2,667	$(163)	$2,504
Intangible assets	172,183	—	172,183
Goodwill	282,287	163	282,450
Current liabilities	(2,137)	—	(2,137)
Total consideration paid	$455,000	$—	$455,000
The adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters. The goodwill created in the Further Acquisition is expected to be deductible over a period of 15 years for tax purposes.
Note 4. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Leasehold improvements	$18,266	$18,573
Furniture and fixtures	8,367	8,417
Computer equipment	31,201	31,982
Property and equipment, gross	57,834	58,972
Accumulated depreciation	(39,806)	(35,600)
Property and equipment, net	$18,028	$23,372
Depreciation expense for the three months ended July 31, 2022 and 2021 was $3.2 million and $3.5 million, respectively, and $6.4 million and $7.4 million for the six months ended July 31, 2022 and 2021, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2022 and January 31, 2022, the balance of deferred revenue was $8.8 million and $10.5 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 48% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. During the three and six months ended July 31, 2022, approximately $2.0 million and $2.9 million, respectively, of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2022. The Company expects to satisfy its remaining obligations for these arrangements.

Leases
The components of operating lease costs were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$2,854	$3,498	$5,713	$7,809
Sublease income	(551)	(450)	(1,046)	(900)
Net operating lease expense	$2,303	$3,048	$4,667	$6,909
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Interest income	$89	$533	$141	$941
Acquisition costs, net	(47)	(1,665)	(53)	(7,604)
Other income (expense), net	(10)	1,476	(357)	3,377
Total other income (expense), net	$32	$344	$(269)	$(3,286)
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,232	$7,261
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$1,092	$320
Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	As of July 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$214,921	$(125,017)	$89,904
Acquired HSA portfolios	261,180	(54,807)	206,373
Acquired customer relationships	759,781	(127,588)	632,193
Acquired developed technology	132,825	(70,013)	62,812
Acquired trade names	12,900	(12,237)	663
Total amortizable intangible assets	$1,381,607	$(389,662)	$991,945

	As of January 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$192,050	$(99,952)	$92,098
Acquired HSA portfolios	192,298	(46,603)	145,695
Acquired customer relationships	759,781	(101,741)	658,040
Acquired developed technology	132,825	(58,334)	74,491
Acquired trade names	12,900	(10,087)	2,813
Total amortizable intangible assets	$1,289,854	$(316,717)	$973,137
Amortization expense for the three months ended July 31, 2022 and 2021 was $37.6 million and $29.5 million, respectively, and $73.8 million and $57.4 million for the six months ended July 31, 2022 and 2021, respectively.
Goodwill
During the six months ended July 31, 2022, goodwill increased by $0.2 million due to measurement period adjustments. For further information, see Note 3—Business combinations. There were no additional changes to the carrying value of goodwill during the six months ended July 31, 2022.
Note 6. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations for office space and data storage facilities, processing services agreements, telephony services, and other contractual commitments. On March 2, 2022, the Company completed its acquisition of the Health Savings Administrators, L.L.C. ("HealthSavings") HSA portfolio for $60 million in cash. There were no other material changes during the six months ended July 31, 2022, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
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

On June 29, 2022, Union Mesa filed a second amended answer and counterclaim, which names the Company as a counter-defendant. On July 21, 2022, WageWorks and the Company filed an answer to the counterclaims.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of WageWorks’ former officers and directors and WageWorks (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain former WageWorks’ officers and directors and WageWorks (as nominal defendant) in the U.S. District Court for the Northern District of California (together, the “Derivative Suits”). The Derivative Suits have both been dismissed.
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
Note 7. Income taxes
The Company follows Accounting Standards Codification ("ASC") 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the pre-tax book loss through the end of the latest fiscal quarter to determine the interim income tax benefit. For the three and six months ended July 31, 2022, the Company recorded an income tax benefit of $3.2 million and $7.6 million, respectively. This resulted in an effective income tax benefit rate of 23.2% and 23.9% for the three and six months ended July 31, 2022, respectively, compared with an effective income tax benefit rate of 50.8% and 53.6% for the three and six months ended July 31, 2021, respectively. For the three and six months ended July 31, 2022, discrete tax items had an effective tax rate benefit of 4.1% and 4.2%, respectively, compared with an effective tax rate benefit of 25.6% and 28.9% for the three and six months ended July 31, 2021, respectively, primarily due to excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
As of July 31, 2022 and January 31, 2022, the Company’s total gross unrecognized tax benefit was $12.0 million and $11.7 million, respectively. If recognized, $8.6 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2022.
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

Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	345,625	350,000
Principal amount	945,625	950,000
Less: unamortized discount and issuance costs (1)	17,534	19,173
Total debt, net	928,091	930,827
Less: current portion of long-term debt	13,125	8,750
Long-term debt, net	$914,966	$922,077
(1)In addition to the $17.5 million and $19.2 million of unamortized discount and issuance costs related to long-term debt as of July 31, 2022 and January 31, 2022, respectively, $3.9 million and $4.4 million of unamortized issuance costs related to the Company's Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of July 31, 2022 and January 31, 2022, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600.0 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of July 31, 2022 and January 31, 2022, $9.0 million and $8.7 million, respectively, of accrued interest on the Notes is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of July 31, 2022, the stated interest rate was 4.13% and the effective interest rate was 4.92%. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. No amounts have been drawn under the Revolving Credit Facility.
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
The Credit Agreement contains significant customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of July 31, 2022, and for the period then ended.
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

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive loss during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$3,998	$3,068	$7,005	$5,471
Sales and marketing	2,553	2,660	4,567	4,848
Technology and development	2,963	3,693	6,343	6,706
General and administrative	8,640	6,196	14,225	11,391
Other expense, net (1)	—	—	—	342
Total stock-based compensation expense	$18,154	$15,617	$32,140	$28,758
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
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of July 31, 2022, 9.4 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2022	1,232	$1.25 - 82.39	$35.64	4.2	$25,719
Exercised	(132)	$1.25 - 51.44	$34.03
Forfeited	(2)	$28.69	$28.69
Outstanding as of July 31, 2022	1,098	$14.00 - 82.39	$35.84	3.9	$27,183
Vested and expected to vest as of July 31, 2022	1,098		$35.84	3.9	$27,183
Exercisable as of July 31, 2022	1,059		$34.49	3.8	$27,183
Restricted stock units
A summary of RSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2022	2,740	$63.15
Granted	1,421	77.46
Vested	(585)	60.49
Forfeited	(301)	63.90
Outstanding as of July 31, 2022	3,275	$69.76
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of July 31, 2022, the fair value of the Notes was $556.8 million.
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

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the impact of the COVID-19 pandemic and resulting societal and economic changes on the Company, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of July 31, 2022, we administered 7.5 million HSAs, with balances totaling $20.5 billion, which we call HSA Assets, as well as 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.5 million as of July 31, 2022.
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
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also "Results of operations - Revenue" for information relating to the COVID-19 pandemic and resulting societal and economic changes, and also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, and our other reports filed with the SEC.
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
HSA members who place their HSA cash into our Enhanced Rates offering receive a higher yield compared to our Basic Rates offering. An increase in the percentage of HSA cash held in our Enhanced Rates offering also positively impacts our custodial revenue, as we generally receive a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners. As with our Depository Partners, yields paid by our insurance company partners may be impacted by the prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members.
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
Although interest rates have increased, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve at the beginning of the COVID-19 pandemic due to the impact of contracts signed with our Depository Partners in that environment and other market conditions that have caused our average annualized yield on HSA cash to decline significantly.

Interest on our term loan facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates. Recent interest rate increases have caused interest expense related to our term loan facility to increase.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2022	July 31, 2021	% Change	January 31, 2022
HSAs	7,523	5,972	26%	7,207
New HSAs from sales - Quarter-to-date	196	180	9%	472
New HSAs from sales - Year-to-date	355	295	20%	918
New HSAs from acquisitions - Year-to-date	90	—	n/a	740
HSAs with investments	516	402	28%	455
CDBs	7,023	7,171	(2)%	7,192
Total Accounts	14,546	13,143	11%	14,399
Average Total Accounts - Quarter-to-date	14,497	13,358	9%	14,326
Average Total Accounts - Year-to-date	14,462	13,114	10%	13,450
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.6 million, or 26%, from July 31, 2021 to July 31, 2022, primarily driven by new HSAs from sales, HSAs acquired through the Further Acquisition, the Fifth Third acquisition, the HealthSavings acquisition, and other HSA portfolio acquisitions. The number of our CDBs decreased by 0.1 million, or 2%, from July 31, 2021 to July 31, 2022, primarily driven by a decrease in COBRA accounts, largely offset by CDBs acquired through the Further Acquisition.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2022	July 31, 2021	% Change	January 31, 2022
HSA cash	$13,097	$10,028	31%	$12,943
HSA investments	7,441	5,443	37%	6,675
Total HSA Assets	20,538	15,471	33%	19,618
Average daily HSA cash - Year-to-date	12,924	10,007	29%	10,579
Average daily HSA cash - Quarter-to-date	12,941	9,963	30%	12,118
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
HSA cash increased by $3.1 billion, or 31%, from July 31, 2021 to July 31, 2022, due primarily to net HSA contributions from new and existing HSA members, HSA cash transferred to us as part of the Further Acquisition, and acquisitions of HSA portfolios, partially offset by transfers to HSA investments.
HSA investments increased by $2.0 billion, or 37%, from July 31, 2021 to July 31, 2022, due primarily to transfers from HSA cash, the HealthSavings acquisition, and other HSA portfolio acquisitions, partially offset by the reduced value of invested balances due to market volatility.

Total HSA Assets increased by $5.1 billion, or 33%, from July 31, 2021 to July 31, 2022, due primarily to HSA Assets transferred to us as part of the Further Acquisition, net HSA contributions from new and existing HSA members, and acquisitions of HSA portfolios, partially offset by the reduced value of invested balances due to market volatility.
Client-held funds

(in millions, except percentages)	July 31, 2022	July 31, 2021	% Change	January 31, 2022
Client-held funds	$801	$810	(1)%	$897
Average daily Client-held funds - Year-to-date	852	876	(3)%	842
Average daily Client-held funds - Quarter-to-date	839	853	(2)%	822
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
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(10,654)	$(3,818)	$(24,293)	$(6,433)
Interest income	(89)	(533)	(141)	(941)
Interest expense	11,493	7,254	21,954	13,943
Income tax benefit	(3,219)	(3,967)	(7,631)	(7,418)
Depreciation and amortization	16,559	12,762	32,347	24,716
Amortization of acquired intangible assets	24,181	20,289	47,879	40,103
Stock-based compensation expense	18,154	15,617	32,140	28,416
Merger integration expenses	7,683	16,371	16,977	25,178
Acquisition costs (1)	47	1,665	53	7,604
Gain on equity securities	—	(1,677)	—	(1,677)
Amortization of incremental costs to obtain a contract	1,074	1,352	2,142	2,624
Costs associated with unused office space	1,313	—	2,607	—
Other	501	200	1,345	(1,625)
Adjusted EBITDA	$67,043	$65,515	$125,379	$124,490
(1)For the six months ended July 31, 2021, acquisition costs included $0.3 million of stock-based compensation expense.

The following table sets forth our net loss as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net loss	$(10,654)	$(3,818)	$(6,836)	179%	$(24,293)	$(6,433)	$(17,860)	278%
As a percentage of revenue	(5)%	(2)%			(6)%	(2)%
Our net loss increased by $6.8 million, or 179%, from $3.8 million for the three months ended July 31, 2021 to $10.7 million for the three months ended July 31, 2022, primarily due to increases in technology and development expense, amortization of acquired intangibles, general and administrative expense, sales and marketing expense, and other expense, partially offset by an increase in gross profit and a decrease in merger integration expense.
Our net loss increased by $17.9 million, or 278%, from $6.4 million for the six months ended July 31, 2021 to $24.3 million for the six months ended July 31, 2022, primarily due to increases in technology and development expense, amortization of acquired intangibles, general and administrative expense, sales and marketing expense, and other expense, partially offset by an increase in gross profit and a decrease in merger integration expense.
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Adjusted EBITDA	$67,043	$65,515	$1,528	2%	$125,379	$124,490	$889	1%
As a percentage of revenue	33%	35%			30%	33%
Our Adjusted EBITDA increased by $1.5 million, or 2%, from $65.5 million for the three months ended July 31, 2021 to $67.0 million for the three months ended July 31, 2022, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
Our Adjusted EBITDA increased by $0.9 million, or 1%, from $124.5 million for the six months ended July 31, 2021 to $125.4 million for the six months ended July 31, 2022, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
Our use of Adjusted EBITDA, including as a percentage of revenue, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
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
Technology and development.    Technology and development expenses include personnel and related expenses for software development and delivery, licensed software, information technology, data management, product, and security. Technology and development expenses also include software engineering services, the costs of operating our technology infrastructure, depreciation, amortization of capitalized software development costs, stock-based compensation, and common expense allocations.
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
Income tax benefit
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2022, we have recorded a valuation allowance on certain state deferred tax assets and maintained an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
The Inflation Reduction Act, which was enacted on August 16, 2022, includes a number of tax provisions, including an adjusted book minimum tax and excise tax on stock buybacks; however, these provisions are not expected to have a material impact on the Company.
Comparison of the three and six months ended July 31, 2022 and 2021
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service revenue	$103,034	$109,182	$(6,148)	(6)%	$207,382	$211,716	$(4,334)	(2)%
Custodial revenue	65,599	48,776	16,823	34%	124,964	95,754	29,210	31%
Interchange revenue	37,509	31,145	6,364	20%	79,475	65,835	13,640	21%
Total revenue	$206,142	$189,103	$17,039	9%	$411,821	$373,305	$38,516	10%
Service revenue. The $6.1 million, or 6%, decrease in service revenue from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to non-recurring revenue related to COBRA benefits administration during the three months ended July 31, 2021 and FSA and COBRA fee attrition resulting from platform migrations, partially offset by new revenue from the Further Acquisition and the HSA portfolio acquisitions, and sales of new HSAs.
The $4.3 million, or 2%, decrease in service revenue from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to non-recurring revenue related to COBRA benefits administration during the six months ended July 31, 2021 and FSA and COBRA fee attrition resulting from platform migrations, partially offset by new revenue from the Further Acquisition and the HSA portfolio acquisitions, and sales of new HSAs.
Custodial revenue. The $16.8 million, or 34%, increase in custodial revenue from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to the $3.0 billion, or 30%, increase in the year-over-year average daily balance of HSA cash, as described above, and an increase in average annualized yield from 1.77% for the three months ended July 31, 2021 to 1.80% for the three months ended July 31, 2022.
The $29.2 million, or 31%, increase in custodial revenue from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to the $2.9 billion, or 29%, increase in the year-over-year average daily balance of HSA cash. The increase was partially offset by a decrease in average annualized yield from 1.78% for the six months ended July 31, 2021 to 1.75% for the six months ended July 31, 2022, which was due in part to HSA cash that was placed with our Depository Partners following the interest rate cuts made by the Federal Reserve at the beginning of the COVID-19 pandemic, and by transfers from HSA cash to HSA investments.

Interchange revenue. The $6.4 million, or 20%, increase in interchange revenue from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to an increase in accounts and increased spend per account.
The $13.6 million, or 21%, increase in interchange revenue from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to an increase in accounts and increased spend per account.
Total revenue. Total revenue increased $17.0 million, or 9%, from the three months ended July 31, 2021 to the three months ended July 31, 2022 due to the increases in custodial and interchange revenues, partially offset by the decrease in service revenue, described above.
Total revenue increased $38.5 million, or 10%, from the six months ended July 31, 2021 to the six months ended July 31, 2022 due to the increases in custodial and interchange revenues, partially offset by the decrease in service revenue, described above.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by related societal and economic changes. Although interest rates have increased from their pandemic lows, a majority of our members' HSA cash is deposited with our Depository Partners pursuant to contracts that have fixed interest rate terms, typically ranging from three to five years, which reduces the short-term impact of an increase or decline in prevailing interest rates on our custodial revenue. As a result, the yield we currently receive from our Depository Partners and insurance company partners remains significantly below the levels seen before the pandemic. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak, and the "work from home" trend, or hybrid work environments, may continue indefinitely. In particular, decisions by employers to delay return-to-office plans for their employees has continued to delay the recovery of use of these commuter benefits. During the initial stages of the COVID-19 pandemic, and during subsequent increases in COVID-19 cases, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contracts that we rely on to provide our services. The extent to which the COVID-19 pandemic and any longer lasting impacts on the usage of our services will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service costs	$74,914	$67,334	$7,580	11%	$155,788	$137,966	$17,822	13%
Custodial costs	7,090	4,824	2,266	47%	13,731	9,833	3,898	40%
Interchange costs	6,326	4,974	1,352	27%	13,317	10,419	2,898	28%
Total cost of revenue	$88,330	$77,132	$11,198	15%	$182,836	$158,218	$24,618	16%
Service costs. The $7.6 million, or 11%, increase in service costs from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations and an increase in personnel costs to support the increase in average Total Accounts.
The $17.8 million, or 13%, increase in service costs from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations and an increase in personnel costs to support the increase in average Total Accounts.
Custodial costs. The $2.3 million, or 47%, increase in custodial costs from the three months ended July 31, 2021 to the three months ended July 31, 2022 was due to an increase in the average daily balance of HSA cash, which increased from $10.0 billion for the three months ended July 31, 2021 to $12.9 billion for the three months ended July 31, 2022, and an increase in the average annualized rate of interest retained by HSA members on HSA cash, which increased from 0.16% for the three months ended July 31, 2021 to 0.18% for the three months ended July 31, 2022.
The $3.9 million, or 40%, increase in custodial costs from the six months ended July 31, 2021 to the six months ended July 31, 2022 was due to an increase in the average daily balance of HSA cash, which increased from $10.0 billion for the six months ended July 31, 2021 to $12.9 billion for the six months ended July 31, 2022 and an associated increase in interest retained by HSA members.
Interchange costs. The $1.4 million, or 27%, increase in interchange costs from the three months ended July 31, 2021 to the three months ended July 31, 2022 was due to an increase in accounts and increased spend per account.
The $2.9 million, or 28%, increase in interchange costs from the six months ended July 31, 2021 to the six months ended July 31, 2022 was due to an increase in accounts and increased spend per account.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. On an annual basis, we expect our cost of revenue to continue to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations and expected increases in stock-based compensation. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, realized synergies, and the impact of societal and economic changes arising out of the COVID-19 pandemic.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$15,843	$15,476	$367	2%	$32,403	$29,562	$2,841	10%
Technology and development	46,580	37,898	8,682	23%	91,763	73,367	18,396	25%
General and administrative	25,937	22,812	3,125	14%	49,664	43,499	6,165	14%
Amortization of acquired intangible assets	24,181	20,289	3,892	19%	47,879	40,103	7,776	19%
Merger integration	7,683	16,371	(8,688)	(53)%	16,977	25,178	(8,201)	(33)%
Total operating expenses	$120,224	$112,846	$7,378	7%	$238,686	$211,709	$26,977	13%
Sales and marketing. The $0.4 million, or 2%, increase in sales and marketing expense from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations, an increase in marketing expenses from increased staffing and travel costs, largely offset by a decrease in advertising expenses.
The $2.8 million, or 10%, increase in sales and marketing expense from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations, an increase in marketing expenses from increased staffing and marketing costs, and increases in team member and partner commissions.
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
Technology and development. The $8.7 million, or 23%, increase in technology and development expense from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in amortization and personnel-related expenses.
The $18.4 million, or 25%, increase in technology and development expense from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in amortization and personnel-related expenses.
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
General and administrative. The $3.1 million, or 14%, increase in general and administrative expense from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
The $6.2 million, or 14%, increase in general and administrative expense from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
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
Amortization of acquired intangible assets. The $3.9 million, or 19%, increase in amortization of acquired intangible assets from the three months ended July 31, 2021 to the three months ended July 31, 2022 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
The $7.8 million, or 19%, increase in amortization of acquired intangible assets from the six months ended July 31, 2021 to the six months ended July 31, 2022 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021 and the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
Merger integration. The $7.7 million and $17.0 million in merger integration expense for the three and six months ended July 31, 2022, respectively, was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further Acquisition and certain ongoing merger integration expenses related to the acquisition of our wholly owned subsidiary WageWorks, Inc. ("WageWorks"), including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, professional fees associated with the remediation of remaining material weaknesses in internal control over financial reporting, and costs associated with remaining platform migrations. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three years from the acquisition date.
Interest expense
The $11.5 million and $22.0 million in interest expense for the three and six months ended July 31, 2022, respectively, consisted primarily of interest accrued on our long-term debt and amortization of debt discount and issuance costs, up from $7.3 million and $13.9 million for the three and six months ended July 31, 2021, respectively. On an annual basis, we expect interest expense to increase, primarily from the inclusion of a full year of interest expense on the $600.0 million aggregate principal amount of the Notes, which were issued in October 2021, and due to the impact of increased interest rates on our term loan facility, which had an outstanding principal balance of $345.6 million as of July 31, 2022. The interest rate on our term loan facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates continue to increase in future periods.
Other income (expense), net
The $0.3 million decrease in other income, net, from $0.3 million during the three months ended July 31, 2021 to $32 thousand during the three months ended July 31, 2022 was primarily due to a $1.9 million decrease in interest and other income, net, partially offset by a $1.6 million decrease in acquisition costs.
The $3.0 million decrease in other expense, net, from $3.3 million during the six months ended July 31, 2021 to $0.3 million during the six months ended July 31, 2022 was primarily due to a $7.6 million decrease in acquisition costs, partially offset by a $4.5 million decrease in interest and other income, net.

Income tax benefit
For the three months ended July 31, 2022 and 2021, we recorded an income tax benefit of $3.2 million and $4.0 million, respectively. For the six months ended July 31, 2022 and 2021, we recorded an income tax benefit of $7.6 million and $7.4 million, respectively. The change in income tax benefit was primarily the result of an increase in pre-tax book loss, an increase in nondeductible executive compensation, and a decrease in excess tax benefits on stock-based compensation.
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
As of July 31, 2022 and January 31, 2022, cash and cash equivalents were $176.9 million and $225.4 million, respectively.
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
Our credit agreement includes a five-year senior secured revolving credit facility (the “Revolving Credit Facility”), in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. As of July 31, 2022, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the credit agreement as of July 31, 2022, and for the period then ended.
Use of cash
On March 2, 2022, we completed our acquisition of the HealthSavings HSA portfolio in exchange for a purchase price of $60 million in cash.
Capital expenditures for the six months ended July 31, 2022 and 2021 were $26.6 million and $38.4 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2023 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.

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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$47,226	$68,166
Net cash used in investing activities	(95,324)	(88,268)
Net cash provided by (used in) financing activities	(430)	445,053
Increase (decrease) in cash and cash equivalents	(48,528)	424,951
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$176,886	$753,754
Cash flows from operating activities. Net cash provided by operating activities decreased by $20.9 million from the the six months ended July 31, 2021 to the six months ended July 31, 2022 primarily due to an increase in cash payments made to our accounts payable, accrued liabilities, and other current liabilities during the six months ended July 31, 2022.
Cash flows from investing activities. Net cash used in investing activities increased by $7.1 million from the the six months ended July 31, 2021 to the six months ended July 31, 2022 primarily due to a $16.5 million increase in cash used in HSA portfolio acquisitions and businesses combinations, including the HealthSavings acquisition. The increase was partially offset by a $7.9 million decrease in cash used for purchases of software and capitalized software development costs, a $4.0 million decrease in cash used for purchases of property and equipment, and a $2.4 million decrease in proceeds from the sale of equity securities associated with a long-term capital investment.
Cash flows from financing activities. Net cash used in financing activities was $0.4 million during the six months ended July 31, 2022, compared to net cash provided by financing activities of $445.1 million during the six months ended July 31, 2021. The change resulted primarily from $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock during the six months ended July 31, 2021, and a $1.7 million decrease in proceeds from the exercise of common stock options. These changes were partially offset by an $11.3 million decrease in principal payments required under our Term Loan Facility, and a $1.6 million decrease in cash used in the settlement of client-held funds obligation, net, as compared to the six months ended July 31, 2021.
Contractual obligations
See Note 6—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of July 31, 2022, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The majority of the standby letters of credit expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.
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

Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2022, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2022 and 2021, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of July 31, 2022 were $176.9 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of July 31, 2022 was $90.4 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2022, we held in custody HSA Assets of $20.5 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets held by our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2022, we held Client-held funds of $0.8 billion. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates can increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2022, we had unrestricted cash and cash equivalents of $176.9 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of July 31, 2022, we had $345.6 million outstanding under our term loan facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and Revolving Credit Facility is variable and was 4.13% at July 31, 2022. Accordingly, we may incur additional expense if interest rates further increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at July 31, 2022 would result in approximately $3.5 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the CEO and CFO have concluded that as of July 31, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
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
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Further on

November 1, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of July 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Further. Further represented approximately 1% of assets and approximately 8% of revenues, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal quarter ended July 31, 2022.
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
Ongoing Integration and Remediation Efforts
In response to the material weakness “A. Contract to Cash Process,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms related to the contract-to-cash cycle, which is reducing a significant number of manual business process controls;
•continued to enhance the design of existing controls and implemented additional controls to further strengthen the control environment;
•continued to formalize the assessment of the relevancy of information and data used in key controls, including the incorporation of the review of the accuracy and completeness of such items; and
•continued to assess the design and monitor the operating effectiveness of the redesigned controls.
In response to the material weakness “B. Information Technology General Controls,” management has taken the following actions:
•continued to execute its plan to consolidate service platforms, which is reducing the number of ITGCs in the areas of logical access and change management;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment;
•continued to assess and enhance the design and monitor the operating effectiveness of controls related to logical access and change management for relevant applications and systems; and
•continued training of control owners on the appropriate evidence and documentation for IT dependencies and logical access controls.
As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plans described above.
Changes in Internal Control Over Financial Reporting
Other than continuing to make progress on the ongoing integration and remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. Except as described below, there have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 8, 2022	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer