Form 10-Q
period 2022-10-31
HEALTHEQUITY, INC.
filed 2022-12-08
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022
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

As of November 30, 2022, there were 84,639,829 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2022	January 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$210,197	$225,414
Accounts receivable, net of allowance for doubtful accounts of $6,045 and $6,228 as of October 31, 2022 and January 31, 2022, respectively	87,716	87,428
Other current assets	34,247	38,495
Total current assets	332,160	351,337
Property and equipment, net	15,620	23,372
Operating lease right-of-use assets	58,536	63,613
Intangible assets, net	964,531	973,137
Goodwill	1,645,759	1,645,836
Other assets	48,151	49,807
Total assets	$3,064,757	$3,107,102
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,842	$27,541
Accrued compensation	35,140	47,136
Accrued liabilities	33,367	57,589
Current portion of long-term debt	15,313	8,750
Operating lease liabilities	10,713	12,171
Total current liabilities	110,375	153,187
Long-term liabilities
Long-term debt, net	911,406	922,077
Operating lease liabilities, non-current	60,819	65,232
Other long-term liabilities	9,758	14,185
Deferred tax liability	89,281	99,846
Total long-term liabilities	1,071,264	1,101,340
Total liabilities	1,181,639	1,254,527
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 84,636 and 83,780 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	8	8
Additional paid-in capital	1,732,985	1,676,508
Accumulated earnings	150,125	176,059
Total stockholders’ equity	1,883,118	1,852,575
Total liabilities and stockholders’ equity	$3,064,757	$3,107,102
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive loss (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue
Service revenue	$108,580	$102,733	$315,962	$314,449
Custodial revenue	74,642	49,006	199,606	144,760
Interchange revenue	32,864	28,215	112,339	94,050
Total revenue	216,086	179,954	627,907	553,259
Cost of revenue
Service costs	76,493	66,217	232,281	204,183
Custodial costs	6,812	5,734	20,543	15,567
Interchange costs	5,923	4,683	19,240	15,102
Total cost of revenue	89,228	76,634	272,064	234,852
Gross profit	126,858	103,320	355,843	318,407
Operating expenses
Sales and marketing	17,245	12,726	49,648	42,288
Technology and development	48,890	38,070	140,653	111,437
General and administrative	25,131	20,004	74,795	63,503
Amortization of acquired intangible assets	23,541	19,642	71,420	59,745
Merger integration	6,509	13,244	23,486	38,422
Total operating expenses	121,316	103,686	360,002	315,395
Income (loss) from operations	5,542	(366)	(4,159)	3,012
Other expense
Interest expense	(12,165)	(11,881)	(34,119)	(25,824)
Other income (expense), net	443	3,122	174	(164)
Total other expense	(11,722)	(8,759)	(33,945)	(25,988)
Loss before income taxes	(6,180)	(9,125)	(38,104)	(22,976)
Income tax benefit	(4,539)	(4,087)	(12,170)	(11,505)
Net loss and comprehensive loss	$(1,641)	$(5,038)	$(25,934)	$(11,471)
Net loss per share:
Basic	$(0.02)	$(0.06)	$(0.31)	$(0.14)
Diluted	$(0.02)	$(0.06)	$(0.31)	$(0.14)
Weighted-average number of shares used in computing net loss per share:
Basic	84,572	83,551	84,349	82,939
Diluted	84,572	83,551	84,349	82,939
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Total stockholders' equity, beginning balance	$1,864,896	$1,862,666	$1,852,575	$1,378,728

Common stock:
Beginning balance	8	8	8	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	—
Other issuance of common stock	—	—	—	—
Ending balance	8	8	8	8
Additional paid-in capital:
Beginning balance	1,713,122	1,648,743	1,676,508	1,158,372
Issuance of common stock upon exercise of stock options, and for restricted stock	1,693	938	6,167	6,253
Other issuance of common stock	—	—	—	456,640
Stock-based compensation	18,170	13,284	50,310	41,700
Ending balance	1,732,985	1,662,965	1,732,985	1,662,965
Accumulated earnings
Beginning balance	151,766	213,915	176,059	220,348
Net loss	(1,641)	(5,038)	(25,934)	(11,471)
Ending balance	150,125	208,877	150,125	208,877

Total stockholders' equity, ending balance	$1,883,118	$1,871,850	$1,883,118	$1,871,850
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(25,934)	$(11,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,726	98,364
Stock-based compensation	50,310	41,700
Amortization of debt discount and issuance costs	2,454	3,616
Loss on extinguishment of debt	—	4,044
Change in fair value of contingent consideration	—	(2,147)
Other non-cash items	269	(750)
Deferred taxes	(10,565)	(8,765)
Changes in operating assets and liabilities:
Accounts receivable, net	(451)	(10,090)
Other assets	6,809	19,888
Operating lease right-of-use assets	6,169	8,944
Accrued compensation	(11,630)	(18,098)
Accounts payable, accrued liabilities, and other current liabilities	(33,170)	(34,023)
Operating lease liabilities, non-current	(5,401)	(6,808)
Other long-term liabilities	(4,427)	6,034
Net cash provided by operating activities	95,159	90,438
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(35,306)	(49,033)
Purchases of property and equipment	(2,971)	(7,284)
Acquisition of intangible member assets	(70,574)	(64,463)
Acquisitions, net of cash acquired	—	(49,533)
Proceeds from sale of equity securities	—	2,367
Net cash used in investing activities	(108,851)	(167,946)
Cash flows from financing activities:
Principal payments on long-term debt	(6,562)	(1,003,125)
Settlement of client-held funds obligation, net	(1,579)	(1,565)
Proceeds from exercise of common stock options	6,616	7,728
Proceeds from issuance of long-term debt	—	950,000
Payment of debt issuance costs	—	(11,846)
Proceeds from follow-on equity offering, net of payments for offering costs	—	456,642
Net cash provided by (used in) financing activities	(1,525)	397,834
Increase (decrease) in cash and cash equivalents	(15,217)	320,326
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$210,197	$649,129
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Nine months ended October 31,
(in thousands)	2022	2021
Supplemental cash flow data:
Interest expense paid in cash	$36,268	$13,685
Income tax payments (refunds), net	775	(5,926)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	4,099	3,708
Purchases of property and equipment included in accounts payable or accrued liabilities	297	479
Purchases of intangible member assets included in accounts payable or accrued liabilities	—	2,281
Contingent consideration recognized at acquisition	—	8,147
Exercise of common stock options receivable	21	1
Decrease in goodwill due to measurement period adjustments, net	77	19
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
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2022 and for the three and nine months ended October 31, 2022 and 2021 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.

Note 2. Net loss per share
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator (basic and diluted):
Net loss	$(1,641)	$(5,038)	$(25,934)	$(11,471)
Denominator (basic):
Weighted-average common shares outstanding	84,572	83,551	84,349	82,939
Denominator (diluted):
Weighted-average common shares outstanding	84,572	83,551	84,349	82,939
Weighted-average dilutive effect of stock options and restricted stock units	—	—	—	—
Diluted weighted-average common shares outstanding	84,572	83,551	84,349	82,939
Net loss per share:
Basic	$(0.02)	$(0.06)	$(0.31)	$(0.14)
Diluted	$(0.02)	$(0.06)	$(0.31)	$(0.14)
For the three months ended October 31, 2022 and 2021, approximately 2.0 million and 1.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2022 and 2021, approximately 2.4 million and 1.9 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.
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
The following table summarizes the Company's current allocation of the consideration paid:

(in thousands)	Estimated fair value	Adjustments	Updated Allocation
Current assets	$2,667	$(163)	$2,504
Intangible assets	172,183	—	172,183
Goodwill	282,287	(77)	282,210
Current liabilities	(2,137)	240	(1,897)
Total consideration paid	$455,000	$—	$455,000
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
Property and equipment
Property and equipment consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Leasehold improvements	$18,269	$18,573
Furniture and fixtures	8,396	8,417
Computer equipment	29,970	31,982
Property and equipment, gross	56,635	58,972
Accumulated depreciation	(41,015)	(35,600)
Property and equipment, net	$15,620	$23,372
Depreciation expense for the three months ended October 31, 2022 and 2021 was $2.9 million and $3.5 million, respectively, and $9.4 million and $10.9 million for the nine months ended October 31, 2022 and 2021, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of October 31, 2022 and January 31, 2022, the balance of deferred revenue was $7.4 million and $10.5 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 49% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. During the three and nine months ended October 31, 2022, approximately $1.0 million and $4.2 million, respectively, of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2022. The Company expects to satisfy its remaining obligations for these arrangements.

Leases
The components of operating lease costs were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$2,855	$3,512	$8,568	$11,322
Sublease income	(568)	(455)	(1,614)	(1,355)
Net operating lease expense	$2,287	$3,057	$6,954	$9,967
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Interest income	$443	$478	$584	$1,419
Gain on equity securities	—	—	—	1,677
Acquisition gains (costs), net	—	2,687	(53)	(4,917)
Other income (expense), net	—	(43)	(357)	1,657
Total other income (expense), net	$443	$3,122	$174	$(164)
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine months ended October 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,387	$10,928
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$1,092	$586
Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	October 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$224,699	$(138,669)	$86,030
Acquired HSA portfolios	261,179	(59,194)	201,985
Acquired customer relationships	759,782	(140,510)	619,272
Acquired developed technology	132,825	(75,852)	56,973
Acquired trade names	12,900	(12,629)	271
Total amortizable intangible assets	$1,391,385	$(426,854)	$964,531

	January 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$192,050	$(99,952)	$92,098
Acquired HSA portfolios	192,298	(46,603)	145,695
Acquired customer relationships	759,781	(101,741)	658,040
Acquired developed technology	132,825	(58,334)	74,491
Acquired trade names	12,900	(10,087)	2,813
Total amortizable intangible assets	$1,289,854	$(316,717)	$973,137
Amortization expense for the three months ended October 31, 2022 and 2021 was $37.6 million and $30.0 million, respectively, and $111.4 million and $87.5 million for the nine months ended October 31, 2022 and 2021, respectively.
Goodwill
During the three and nine months ended October 31, 2022, goodwill decreased by $0.2 million and $0.1 million, respectively, due to measurement period adjustments. For further information, see Note 3—Business combinations. There were no additional changes to the carrying value of goodwill during the nine months ended October 31, 2022.
Note 6. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations for office space and data storage facilities, processing services agreements, telephony services, and other contractual commitments. On March 2, 2022, the Company completed its acquisition of the Health Savings Administrators, L.L.C. ("HealthSavings") HSA portfolio for $60 million in cash. There were no other material changes during the nine months ended October 31, 2022, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
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
Legal matters
In April 2021, the Company's wholly owned subsidiary WageWorks, Inc. ("WageWorks") exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease. WageWorks' right to terminate the lease agreement was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”). On November 5, 2021, Union Mesa notified WageWorks that it was in default of the lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, and on November 24, 2021 drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the lease. On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Superior Court of the State of Arizona in and for the County of Maricopa. On January 4, 2022, WageWorks filed an amended complaint in the Superior Court. Pursuant to the lawsuit, WageWorks seeks declaratory judgment that the lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On January 31, 2022, Union Mesa filed a motion to dismiss for the conversion cause of action, which the Superior Court denied on April 13, 2022. On May 18, 2022, Union Mesa filed an answer and counterclaim with the Superior Court, wherein Union Mesa denied WageWorks' claims, and separately seeks recourse against WageWorks for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 19, 2022, Union Mesa filed an amended complaint and counterclaim seeking the same recourse. On June 29, 2022, Union Mesa filed a second amended answer and counterclaim, which names the Company as a counter-defendant. On July 21, 2022, WageWorks and the Company filed an answer to the counterclaims. The parties are currently engaged in discovery.
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
Note 7. Income taxes
The Company follows Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the pre-tax book loss through the end of the latest fiscal quarter to determine the interim income tax benefit. For the three and nine months ended October 31, 2022, the Company recorded an income tax benefit of $4.5 million and $12.2 million, respectively. This resulted in an effective income tax benefit rate of 73.4% and 31.9% for the three and nine months ended October 31, 2022, respectively, compared with an effective income tax benefit rate of 44.8% and 50.1% for the three and nine months ended October 31, 2021, respectively. For the three and nine months ended October 31, 2022, discrete tax items had an effective tax rate benefit of 66.2% and 14.3%, respectively, compared with an effective tax rate benefit of 7.7% and 20.5% for the three and nine months ended October 31, 2021, respectively, primarily due to a release of uncertain tax positions and a change in excess tax benefits on stock-based compensation expense recognized in the provision for income taxes.
As of October 31, 2022 and January 31, 2022, the Company’s total gross unrecognized tax benefit was $8.8 million and $11.7 million, respectively. If recognized, $5.4 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2022.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and the state of Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	343,438	350,000
Principal amount	943,438	950,000
Less: unamortized discount and issuance costs (1)	16,719	19,173
Total debt, net	926,719	930,827
Less: current portion of long-term debt	15,313	8,750
Long-term debt, net	$911,406	$922,077
(1)In addition to the $16.7 million and $19.2 million of unamortized discount and issuance costs related to long-term debt as of October 31, 2022 and January 31, 2022, respectively, $3.7 million and $4.4 million of unamortized issuance costs related to the Company's Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively.

4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of October 31, 2022 and January 31, 2022, $2.3 million and $8.7 million, respectively, of accrued interest on the Notes is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
(i)a five-year senior secured term loan A facility (the “Term Loan Facility”), in an aggregate principal amount of $350 million; and
(ii)a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), the proceeds of which may be used for working capital and general corporate purposes of the Company and its subsidiaries, including the financing of acquisitions and other investments.
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
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of October 31, 2022, the stated interest rate was 5.56% and the effective interest rate was 6.38%. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. No amounts have been drawn under the Revolving Credit Facility.
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
The Credit Agreement contains significant customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2022, and for the period then ended.
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
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive loss during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$3,662	$3,076	$10,667	$8,547
Sales and marketing	2,569	829	7,136	5,677
Technology and development	4,045	3,458	10,388	10,164
General and administrative	7,894	5,921	22,119	17,312
Other expense, net (1)	—	—	—	342
Total stock-based compensation expense	$18,170	$13,284	$50,310	$42,042
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

In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of October 31, 2022, 9.4 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2022	1,232	$1.25 - 82.39	$35.64	4.2	$25,719
Exercised	(191)	$1.25 - 59.63	$32.43
Forfeited	(2)	$25.45 - 28.69	$28.54
Outstanding as of October 31, 2022	1,039	$14.00 - 82.39	$36.24	3.7	$43,426
Vested and expected to vest as of October 31, 2022	1,039		$36.24	3.7	$43,426
Exercisable as of October 31, 2022	1,007		$35.12	3.6	$43,196
Restricted stock units
A summary of RSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2022	2,740	$63.15
Granted	1,564	76.69
Vested	(635)	60.68
Forfeited	(399)	63.87
Outstanding as of October 31, 2022	3,270	$70.02
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of October 31, 2022, the fair value of the Notes was $528.5 million.
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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2022, we administered 7.7 million HSAs, with balances totaling $20.2 billion, which we call HSA Assets, as well as 6.8 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.5 million as of October 31, 2022.
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
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2022, measured by HSA Assets. According to Devenir, as of June 2022, we are the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our proprietary technology, product breadth, ecosystem connectivity, and service-driven culture.

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
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average premium for employer-sponsored health insurance has risen by 20% since 2017 and 43% since 2012, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
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
Product breadth
We are the largest custodian and administrator of HSAs, as well as a market-share leader in each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With our CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
Interest rates
As a non-bank custodian, our members’ custodial HSA cash assets are held by either our federally insured bank and credit union partners, which we collectively call our Depository Partners (our “Basic Rates” offering), pursuant to contractual arrangements we have with these Depository Partners, or by our insurance company partners through group annuity contracts or other similar arrangements (our “Enhanced Rates” offering). We earn a material portion of our total revenue from interest paid by these partners.
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
HSA members who place their HSA cash into our Enhanced Rates offering retain a higher yield compared to our Basic Rates offering. An increase in the percentage of HSA cash held in our Enhanced Rates offering also positively impacts our custodial revenue, as we generally receive a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners. As with our Depository Partners, yields paid by our insurance company partners may be impacted by the prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the response of our competitors to them, also determine the amount of interest retained by our members.
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
Although interest rates have increased, we expect our custodial revenue to continue to be adversely affected by the interest rate cuts by the Federal Reserve at the beginning of the COVID-19 pandemic due to the impact of contracts signed with our Depository Partners in that environment and other market conditions that have caused our average annualized yield on HSA cash to decline significantly from historical levels.

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
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our services, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data, and the new California Privacy Rights Act. We have also seen an increase in regulatory changes related to our services due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes. For example, the Employee Benefits Security Administration provided disaster relief in the form of an indefinite extension to the required timeline for participants to make COBRA elections, which we believe has resulted in fewer

COBRA elections by our members because they have more time to assess the cost of their out-of-pocket expenses against the cost of COBRA premiums. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2022	October 31, 2021	% Change	January 31, 2022
HSAs	7,650	6,241	23%	7,207
New HSAs from sales - Quarter-to-date	170	151	13%	472
New HSAs from sales - Year-to-date	526	446	18%	918
New HSAs from acquisitions - Year-to-date	90	160	(44)%	740
HSAs with investments	529	431	23%	455
CDBs	6,849	7,085	(3)%	7,192
Total Accounts	14,499	13,326	9%	14,399
Average Total Accounts - Quarter-to-date	14,523	13,247	10%	14,326
Average Total Accounts - Year-to-date	14,482	13,158	10%	13,450
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.4 million, or 23%, from October 31, 2021 to October 31, 2022, primarily driven by new HSAs from sales, HSAs acquired through the Further Acquisition, the Fifth Third acquisition, the HealthSavings acquisition, and other HSA portfolio acquisitions. The number of our CDBs decreased by 0.2 million, or 3%, from October 31, 2021 to October 31, 2022, primarily driven by a decrease in COBRA accounts due to a change in the manner in which COBRA accounts are counted on our current COBRA platform, partially offset by CDBs acquired through the Further Acquisition.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2022	October 31, 2021	% Change	January 31, 2022
HSA cash	$13,096	$10,469	25%	$12,943
HSA investments	7,108	5,959	19%	6,675
Total HSA Assets	20,204	16,428	23%	19,618
Average daily HSA cash - Year-to-date	12,941	10,066	29%	10,579
Average daily HSA cash - Quarter-to-date	12,973	10,182	27%	12,118
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
HSA cash increased by $2.6 billion, or 25%, from October 31, 2021 to October 31, 2022, due primarily to net HSA contributions from new and existing HSA members, HSA cash transferred to us as part of the Further Acquisition, and acquisitions of HSA portfolios, partially offset by transfers to HSA investments.

HSA investments increased by $1.1 billion, or 19%, from October 31, 2021 to October 31, 2022, due primarily to transfers from HSA cash, the HealthSavings acquisition, and other HSA portfolio acquisitions, partially offset by the reduced value of invested balances due to market volatility.
Total HSA Assets increased by $3.8 billion, or 23%, from October 31, 2021 to October 31, 2022, due primarily to HSA Assets transferred to us as part of the Further Acquisition, net HSA contributions from new and existing HSA members, and acquisitions of HSA portfolios, partially offset by the reduced value of invested balances due to market volatility.
Client-held funds

(in millions, except percentages)	October 31, 2022	October 31, 2021	% Change	January 31, 2022
Client-held funds	$759	$811	(6)%	$897
Average daily Client-held funds - Year-to-date	832	849	(2)%	842
Average daily Client-held funds - Quarter-to-date	794	796	—%	822
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
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(1,641)	$(5,038)	$(25,934)	$(11,471)
Interest income	(443)	(478)	(584)	(1,419)
Interest expense	12,165	11,881	34,119	25,824
Income tax benefit	(4,539)	(4,087)	(12,170)	(11,505)
Depreciation and amortization	16,959	13,904	49,306	38,619
Amortization of acquired intangible assets	23,541	19,642	71,420	59,745
Stock-based compensation expense	18,170	13,284	50,310	41,700
Merger integration expenses	6,509	13,244	23,486	38,422
Acquisition costs (gains) (1)	—	(2,687)	53	4,917
Gain on equity securities	—	—	—	(1,677)
Amortization of incremental costs to obtain a contract	1,114	843	3,256	3,468
Costs associated with unused office space	1,181	—	3,788	—
Other	345	579	1,690	(1,047)
Adjusted EBITDA	$73,361	$61,087	$198,740	$185,576
(1)For the nine months ended October 31, 2021, acquisition costs included $0.3 million of stock-based compensation expense.

The following table sets forth our net loss as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net loss	$(1,641)	$(5,038)	$3,397	(67)%	$(25,934)	$(11,471)	$(14,463)	126%
As a percentage of revenue	(1)%	(3)%			(4)%	(2)%
Our net loss decreased by $3.4 million, or 67%, from $5.0 million for the three months ended October 31, 2021 to $1.6 million for the three months ended October 31, 2022, primarily due to an increase in gross profit and a decrease in merger integration expense, partially offset by increases in technology and development expense, general and administrative expense, sales and marketing expense, amortization of intangible assets, and other expense.
Our net loss increased by $14.5 million, or 126%, from $11.5 million for the nine months ended October 31, 2021 to $25.9 million for the nine months ended October 31, 2022, primarily due to increases in technology and development expense, amortization of acquired intangibles, general and administrative expense, sales and marketing expense, and other expense, partially offset by an increase in gross profit and a decrease in merger integration expense.
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Adjusted EBITDA	$73,361	$61,087	$12,274	20%	$198,740	$185,576	$13,164	7%
As a percentage of revenue	34%	34%			32%	34%
Our Adjusted EBITDA increased by $12.3 million, or 20%, from $61.1 million for the three months ended October 31, 2021 to $73.4 million for the three months ended October 31, 2022, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
Our Adjusted EBITDA increased by $13.2 million, or 7%, from $185.6 million for the nine months ended October 31, 2021 to $198.7 million for the nine months ended October 31, 2022, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
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
Income tax benefit
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of October 31, 2022, we have recorded a valuation allowance on certain state deferred tax assets and maintained an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
The Inflation Reduction Act, which was enacted on August 16, 2022, includes a number of tax provisions, including an adjusted book minimum tax and excise tax on stock buybacks. We do not expect these provisions to have a material impact on the Company.
Comparison of the three and nine months ended October 31, 2022 and 2021
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service revenue	$108,580	$102,733	$5,847	6%	$315,962	$314,449	$1,513	—%
Custodial revenue	74,642	49,006	25,636	52%	199,606	144,760	54,846	38%
Interchange revenue	32,864	28,215	4,649	16%	112,339	94,050	18,289	19%
Total revenue	$216,086	$179,954	$36,132	20%	$627,907	$553,259	$74,648	13%
Service revenue. The $5.8 million, or 6%, increase in service revenue from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to new revenue from the Further Acquisition and our HSA portfolio acquisitions, and sales of new HSAs, partially offset by non-recurring revenue related to COBRA benefits administration during the three months ended October 31, 2021.
The $1.5 million, or less than one percent, increase in service revenue from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to new revenue from the Further Acquisition and our HSA portfolio acquisitions, and sales of new HSAs, largely offset by non-recurring revenue related to COBRA benefits administration during the nine months ended October 31, 2021 and FSA and COBRA fee attrition resulting from platform migrations.
Custodial revenue. The $25.6 million, or 52%, increase in custodial revenue from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to the $2.8 billion, or 27%, increase in the year-over-year average daily balance of HSA cash, as described above, and an increase in average annualized yield from 1.72% for the three months ended October 31, 2021 to 2.00% for the three months ended October 31, 2022.
The $54.8 million, or 38%, increase in custodial revenue from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to the $2.9 billion, or 29%, increase in the year-over-year average daily balance of HSA cash, as described above, and an increase in average annualized yield from 1.76% for the nine months ended October 31, 2021 to 1.83% for the nine months ended October 31, 2022.

Assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to increase as our existing agreements with our Depository Partners are renewed or replaced, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to positively impact our custodial revenue.
Interchange revenue. The $4.6 million, or 16%, increase in interchange revenue from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to an increase in accounts and increased spend per account.
The $18.3 million, or 19%, increase in interchange revenue from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to an increase in accounts and increased spend per account.
Total revenue. Total revenue increased $36.1 million, or 20%, from the three months ended October 31, 2021 to the three months ended October 31, 2022 due to the increases in custodial, service, and interchange revenues, described above.
Total revenue increased $74.6 million, or 13%, from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 due to the increases in custodial, interchange, and service revenues, described above.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by related societal and economic changes. Although interest rates have increased from their pandemic lows, a majority of our members' HSA cash is deposited with our Depository Partners pursuant to contracts that have fixed interest rate terms, typically ranging from three to five years, which reduces the short-term impact of an increase or decline in prevailing interest rates on our custodial revenue. As a result, the yield we currently receive from our Depository Partners remains significantly below the levels seen before the pandemic. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak, and the "work from home" trend, or hybrid work environments, may continue indefinitely. In particular, decisions by employers to delay return-to-office plans for their employees has continued to delay the recovery of use of these commuter benefits. We have also seen a negative impact on the financial results related to our COBRA product, as the Employee Benefits Security Administration provided disaster relief in the form of an indefinite extension to the required timeline for participants to make COBRA elections, which we believe has resulted in fewer COBRA elections by our members because they have more time to assess the cost of their out-of-pocket expenses against the cost of COBRA premiums. During the initial stages of the COVID-19 pandemic, and during subsequent increases in COVID-19 cases, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. We may be unable to meet our service level commitments to our Clients as a result of disruptions to our work force and disruptions to third-party contracts that we rely on to provide our services. The extent to which the COVID-19 pandemic, its resulting societal and economic impact, and any other longer lasting impacts on the usage of our services will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service costs	$76,493	$66,217	$10,276	16%	$232,281	$204,183	$28,098	14%
Custodial costs	6,812	5,734	1,078	19%	20,543	15,567	4,976	32%
Interchange costs	5,923	4,683	1,240	26%	19,240	15,102	4,138	27%
Total cost of revenue	$89,228	$76,634	$12,594	16%	$272,064	$234,852	$37,212	16%
Service costs. The $10.3 million, or 16%, increase in service costs from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and an increase in personnel costs to support the increase in average Total Accounts.
The $28.1 million, or 14%, increase in service costs from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and an increase in personnel costs to support the increase in average Total Accounts.

Custodial costs. The $1.1 million, or 19%, increase in custodial costs from the three months ended October 31, 2021 to the three months ended October 31, 2022 was due to an increase in the average daily balance of HSA cash, which increased from $10.2 billion for the three months ended October 31, 2021 to $13.0 billion for the three months ended October 31, 2022 and an associated increase in interest retained by HSA members. The average annualized rate of interest retained by HSA members on HSA cash was 0.17% during the three months ended October 31, 2022 and 2021.
The $5.0 million, or 32%, increase in custodial costs from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was due to an increase in the average daily balance of HSA cash, which increased from $10.1 billion for the nine months ended October 31, 2021 to $12.9 billion for the nine months ended October 31, 2022 and an associated increase in interest retained by HSA members. The average annualized rate of interest retained by HSA members on HSA cash was 0.17% during the nine months ended October 31, 2022 and 2021.
Interchange costs. The $1.2 million, or 26%, increase in interchange costs from the three months ended October 31, 2021 to the three months ended October 31, 2022 was due to an increase in accounts and increased spend per account.
The $4.1 million, or 27%, increase in interchange costs from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was due to an increase in accounts and increased spend per account.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. However, on an annual basis, relative to the fiscal year ended January 31, 2022, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by the inclusion of a full year of Further's results of operations and increases in stock-based compensation. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, realized synergies, and the impact of societal and economic changes arising out of the COVID-19 pandemic.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$17,245	$12,726	$4,519	36%	$49,648	$42,288	$7,360	17%
Technology and development	48,890	38,070	10,820	28%	140,653	111,437	29,216	26%
General and administrative	25,131	20,004	5,127	26%	74,795	63,503	11,292	18%
Amortization of acquired intangible assets	23,541	19,642	3,899	20%	71,420	59,745	11,675	20%
Merger integration	6,509	13,244	(6,735)	(51)%	23,486	38,422	(14,936)	(39)%
Total operating expenses	$121,316	$103,686	$17,630	17%	$360,002	$315,395	$44,607	14%
Sales and marketing. The $4.5 million, or 36%, increase in sales and marketing expense from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and an increase in marketing expenses from increased staffing and travel costs, partially offset by a decrease in advertising expenses.
The $7.4 million, or 17%, increase in sales and marketing expense from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and an increase in marketing expenses from increased staffing and travel costs, partially offset by a decrease in advertising expenses.
We expect our sales and marketing expenses to increase for the foreseeable future as we focus on our cross-selling program and marketing campaigns. On an annual basis, relative to the fiscal year ended January 31, 2022, we expect our sales and marketing expenses to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations and increases in stock-based compensation. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.

Technology and development. The $10.8 million, or 28%, increase in technology and development expense from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in amortization and personnel-related expenses.
The $29.2 million, or 26%, increase in technology and development expense from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in amortization and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, relative to the fiscal year ended January 31, 2022, we expect our technology and development expenses to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations, increases in stock-based compensation, and our growth initiatives. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $5.1 million, or 26%, increase in general and administrative expense from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
The $11.3 million, or 18%, increase in general and administrative expense from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to the inclusion of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, and accounting functions that we incur as we continue to grow our business. On an annual basis, relative to the fiscal year ended January 31, 2022, we expect our general and administrative expenses to increase as a percentage of our total revenue, primarily due to the inclusion of a full year of Further's results of operations, increases in stock-based compensation, and our growth initiatives. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $3.9 million, or 20%, increase in amortization of acquired intangible assets from the three months ended October 31, 2021 to the three months ended October 31, 2022 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
The $11.7 million, or 20%, increase in amortization of acquired intangible assets from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021 and the Luum Acquisition commencing March 8, 2021. The remainder of the increase was due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
Merger integration. The $6.5 million and $23.5 million in merger integration expense for the three and nine months ended October 31, 2022, respectively, was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further Acquisition and certain ongoing merger integration expenses related to the acquisition of our wholly owned subsidiary WageWorks, Inc. ("WageWorks"), including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, professional fees associated with the remediation of remaining material weaknesses in internal control over financial reporting, and costs associated with remaining platform migrations. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three years from the acquisition date.
Interest expense
The $12.2 million and $34.1 million in interest expense for the three and nine months ended October 31, 2022, respectively, consisted primarily of interest accrued on our long-term debt and amortization of debt discount and issuance costs, up from $11.9 million and $25.8 million for the three and nine months ended October 31, 2021, respectively. On an annual basis, relative to the fiscal year ended January 31, 2022, we expect interest expense to increase, primarily from the inclusion of a full year of interest expense on the $600.0 million aggregate principal amount of the Notes, which were issued in October 2021, and due to the impact of increased interest rates on our term loan facility, which had an effective interest rate of 6.38% as of October 31, 2022, up from 2.63% as of October 31, 2021. Our term loan facility had an outstanding principal balance of $343.4 million as of October 31, 2022. The interest rate on our term loan facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates continue to increase in future periods.
Other income (expense), net
The $2.7 million decrease in other income, net, from $3.1 million during the three months ended October 31, 2021 to $0.4 million during the three months ended October 31, 2022 was primarily due to a reduction in the fair value of the contingent acquisition consideration relating to the Luum Acquisition, which was recognized during the three months ended October 31, 2021.
The $0.3 million change in other income (expense), net, from expense of $0.2 million during the nine months ended October 31, 2021 to income of $0.2 million during the nine months ended October 31, 2022 was primarily due to a $4.9 million decrease in acquisition costs, net, partially offset by a $2.8 million decrease in interest and other income, net, and a $1.7 million non-recurring gain on equity securities recognized during the nine months ended October 31, 2021.
Income tax benefit
For the three months ended October 31, 2022 and 2021, we recorded an income tax benefit of $4.5 million and $4.1 million, respectively. The increase in income tax benefit was primarily the result of a release of uncertain tax positions, partially offset by an increase in nondeductible executive compensation and a decrease in research and development tax credits.

For the nine months ended October 31, 2022 and 2021, we recorded an income tax benefit of $12.2 million and $11.5 million, respectively. The increase in income tax benefit was primarily the result of an increase in pre-tax book loss and a release of uncertain tax positions, partially offset by a decrease in excess tax benefits on stock-based compensation, an increase in nondeductible executive compensation, and a decrease in research and development tax credits.
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
As of October 31, 2022 and January 31, 2022, cash and cash equivalents were $210.2 million and $225.4 million, respectively.
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
Our credit agreement includes a five-year senior secured revolving credit facility (the “Revolving Credit Facility”), in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 8—Indebtedness. As of October 31, 2022, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the credit agreement as of October 31, 2022, and for the period then ended.
Use of cash
On March 2, 2022, we completed our acquisition of the HealthSavings HSA portfolio in exchange for a purchase price of $60 million in cash.
Capital expenditures for the nine months ended October 31, 2022 and 2021 were $38.3 million and $56.3 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2023 as we continue to devote a significant amount of our capital expenditures to improving the architecture and functionality of our proprietary systems. Costs to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$95,159	$90,438
Net cash used in investing activities	(108,851)	(167,946)
Net cash provided by (used in) financing activities	(1,525)	397,834
Increase (decrease) in cash and cash equivalents	(15,217)	320,326
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$210,197	$649,129
Cash flows from operating activities. Net cash provided by operating activities increased by $4.7 million from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 primarily due to increased collections from customers, partially offset by an increase in cash payments made to our accounts payable, accrued liabilities, and other current liabilities during the nine months ended October 31, 2022.
Cash flows from investing activities. Net cash used in investing activities decreased by $59.1 million from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 primarily due to a $43.4 million decrease in cash used in HSA portfolio acquisitions and businesses combinations, a $13.7 million decrease in cash used for purchases of software and capitalized software development costs, and a $4.3 million decrease in cash used for purchases of property and equipment. The decrease was partially offset by a $2.4 million decrease in proceeds from the sale of equity securities associated with a long-term capital investment.
Cash flows from financing activities. Net cash used in financing activities was $1.5 million during the nine months ended October 31, 2022, compared to net cash provided by financing activities of $397.8 million during the nine months ended October 31, 2021. The change resulted primarily from $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock during the nine months ended October 31, 2021, and a $1.1 million decrease in proceeds from the exercise of common stock options. These changes were partially offset by an $58.4 million decrease in net payments related to our long-term debt and associated debt issuance costs, as compared to the nine months ended October 31, 2021.

Contractual obligations
See Note 6—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of October 31, 2022, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The standby letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2022, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2022 and 2021, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of October 31, 2022 were $210.2 million, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts and believe we are not exposed to any significant credit risk with respect to our cash and cash equivalents. Our accounts receivable balance as of October 31, 2022 was $87.7 million. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.

Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of October 31, 2022, we held in custody HSA Assets of $20.2 billion. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets held by our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of October 31, 2022, we held Client-held funds of $0.8 billion. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates can increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2022, we had unrestricted cash and cash equivalents of $210.2 million. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of October 31, 2022, we had $343.4 million outstanding under our term loan facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The interest rate on our term loan credit facility and Revolving Credit Facility is variable and was 5.56% at October 31, 2022. Accordingly, we may incur additional expense if interest rates further increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at October 31, 2022 would result in approximately $3.4 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the CEO and CFO have concluded that as of October 31, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
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
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Further on November 1, 2021, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of October 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Further. Further represented approximately 1% of assets and approximately 8% of revenues, excluding the effects of purchase accounting, of the Company's consolidated total assets and consolidated total revenues as of and for the fiscal quarter ended October 31, 2022.
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
Ongoing Integration and Remediation Efforts
In response to the material weakness “A. Contract to Cash Process,” management has taken the following actions:
•substantially completed its plan to consolidate service platforms related to the contract-to-cash cycle, which reduced a significant number of manual business process controls;
•substantially completed its redesign of existing controls and implementation of additional controls to further strengthen the control environment;
•formalized the assessment of the relevancy of information and data used in key controls, including a plan to design or augment controls to incorporate the review of the accuracy and completeness of such items;

•implemented enhancements to monitor design and operating effectiveness of controls; and
•continued to monitor the operating effectiveness of process controls.
In response to the material weakness “B. Information Technology General Controls,” management has taken the following actions:
•substantially completed its plan to consolidate service platforms, which reduced the number of ITGCs in the areas of logical access and change management;
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment;
•implemented enhancements to monitor design and operating effectiveness of controls related to logical access and change management for relevant applications and systems;
•implemented recurring training of control owners on the appropriate evidence and documentation for IT dependencies and logical access controls; and
•continued to monitor the operating effectiveness of logical access and change management controls.
As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plans described above.
Changes in Internal Control Over Financial Reporting
Other than continuing to make progress on the ongoing integration and remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 8, 2022	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer