Form 10-K
period 2023-01-31
HEALTHEQUITY, INC.
filed 2023-03-30
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 29, 2022, based on the closing price of $58.17 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $4.3 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 29, 2022, the registrant assumed that a stockholder was an affiliate of the registrant at July 29, 2022 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 29, 2022. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2023, there were 84,784,091 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement related to its 2023 annual meeting of stockholders (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Part I
Item 1. Business
Company overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we provide consumers with healthcare bill evaluation and payment processing services, personalized benefit information, including information on treatment options and comparative pricing, access to remote and telemedicine benefits, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings. We believe the shift to greater consumer responsibility for healthcare costs will require a significant portion of consumers under the age of 65 with private health insurance in the United States to use offerings such as ours.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2023, we administered 8.0 million HSAs, with balances totaling $22.1 billion, which we call HSA Assets, as well as 6.9 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.9 million as of January 31, 2023.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2023, our platforms were integrated with more than 200 Network Partners, and we serve more than 120,000 Clients.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of December 2022, measured by HSA Assets. According to Devenir, as of December 2022, we are the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds, which are deposits remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of CDBs. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue, including the adverse impacts caused by the societal and economic changes arising out of the COVID-19 pandemic.
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
Our products and services
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
Commuter Programs. We administer pre-tax commuter benefit programs. Employers are permitted to provide employees with commuter benefits including qualified transit (which includes vanpooling) and parking. The maximum monthly federal (and sometimes state) tax free exclusion is indexed for inflation. For 2023, the maximum pre-tax monthly limits are $300 for qualified transit and $300 for qualified parking.
Our Luum technology platform provides employers with various commuter services, including access to real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Our technology
Technology platforms. We provide multiple cloud-based platforms, accessed by our members online via a desktop or mobile device, through which individuals can make health saving and spending decisions, pay healthcare bills, compare treatment options and prices, receive personalized benefit and clinical information, earn wellness incentives, grow their savings and make investment choices. The platforms provide users with access to services we provide as well as services provided by third parties selected by us or by our Network Partners. Our delivery model for these platforms eliminates the need for our Clients to install and maintain hardware and software in order to support HSA and other CDB programs and enables us to rapidly implement product enhancements across our entire user base.

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
As of January 31, 2023, we had substantially completed our efforts to phase out certain technology platforms that we acquired in the acquisition of our wholly owned subsidiary, WageWorks, Inc. (the "WageWorks Acquisition"), and migrate the associated clients to one of our other technology platforms. We are working to phase out a technology platform that we acquired in the Further Acquisition, which requires us to migrate the associated clients to one of our other technology platforms.
Cloud-based solution. Our proprietary technology is deployed as a cloud-based solution that is accessible to customers online and through our mobile app. We utilize a multi-tenant architecture that allows changes made for one Network Partner to be extended to all others. This architecture provides operating leverage by reducing costs and improving efficiencies, enabling us to maximize the utilization of our infrastructure capacity with a reduction in required maintenance. We are increasing investment in our technology and communications systems to support new opportunities and enhance security, privacy, and platform infrastructure.
Our solution is delivered via cloud-based services and hosted in third-party data centers or on a virtual private cloud with an ability to scale on demand. This allows us to quickly support our current and projected growth. We utilize regional cloud failover and multiple redundant third-party data centers to ensure continuous access and data availability. The data centers are purpose-built facilities for hosting mission critical systems with multiple built-in redundancy layers to minimize service disruptions and meet industry-standard measures.
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
Our competitive landscape
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including healthcare service companies such as UnitedHealth Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale and support of their products and services than we have at our disposal. Our CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.

As a result of the societal and economic changes arising out of the COVID-19 pandemic, we have seen a significant decline in the use of commuter benefits due to many of our members working from home, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend, or hybrid work environments, may continue indefinitely.
Our competitive strengths and strategy
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our technology platforms are aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Market leadership. We have established a defensible leadership position in the HSA industry through our focus on innovation and differentiated capabilities. Our leadership position is evidenced by the increase in our market share (measured by HSA Assets), from 4% in December 2010 to 20% in December 2022, as reported in the 2022 year-end Devenir HSA Research Report, which indicates we are the largest HSA custodian measured by both accounts and HSA Assets.
Differentiated consumer experience. We have designed our solution and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides an advantage relative to legacy competitors, which we believe prioritize transaction processing and benefits administration.
•Culture:    We call our culture "Purple," which we define by our four Purple values — Do the Right Thing, Be Remarkable, Make a Difference, and Celebrate People. We believe our Purple culture is a significant factor in our ability to attract and retain customers and to address opportunities in the rapidly changing healthcare sector.
•Technology:    Our technology helps us deliver on our commitment to provide Purple service. We tailor the content of our technology platforms and the guidance of our experts to be timely, personal, and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platforms or call us.
•Customer service and education: As a key part of our strategy and commitment to provide Purple service, our team members work directly with our Network Partners, Clients, and members to engage with consumers, educating them about the benefits of our HSAs and our other products and providing personalized guidance. We employ individuals who provide real-time assistance to our members via telephone, email, or chat.
Bundled solution for HSAs and complementary CDBs. We are a market-share leader in each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With our CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
Large and diversified channel access. We believe our differentiated distribution platforms provide a competitive advantage by efficiently enabling us to reach a growing consumer market. Our solution is built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we work with Network Partners and Clients to reach consumers in addition to marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA members. Health plan Network Partners have been, and continue to be, a key channel through which we gain access to clients and members. The Further Acquisition expanded the number of health plan Network Partners with which we work and is providing greater access to clients and members.
We work directly with our Network Partners and Clients to reach the consumer in various ways. Our health plan and administrator partners collectively employ thousands of sales representatives and account managers who promote both the health plan and administrator partner’s health insurance products, such as HDHPs, and our HSAs. Our Clients collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams of our Network Partners and the human resource professionals of our Clients on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners and Clients then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This personalized engagement with our members constitutes our B2B2C channel strategy.
Proprietary and integrated technology solution. We have a proprietary cloud-based technology solution, developed and refined during more than a decade of operations, which we believe is differentiated in the marketplace for a number of key reasons:
•Complete solution for managing consumer healthcare saving and spending: Our members utilize our technology platforms in a number of ways and in varying frequencies. For example, our members utilize our HSA platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras.
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
Scalable operating model. We believe that our model is scalable because our services are accessed primarily through our cloud-based technology platforms. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to earn high-margin revenue from existing HSA members grows over time because as our HSA members’ balances grow, our custodial revenue is increased without equivalent incremental cost to us.
Strong retention rates. Retention of our HSA members has been strong over time. Individually owned trust accounts, including HSAs, have inherently high switching costs, as switching requires a certain amount of effort on the part of the account holder and may result in closure fees. We believe that our retention rates are also high due to our HSA platform’s integration with the broader healthcare system used by our HSA members and our customer engagement and focus on the consumer experience.
Selective acquisition strategy. We have historically acquired HSA portfolios and businesses that strengthen our business. We expect to continue this growth strategy and regularly evaluate opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions that have created value for stockholders. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders. In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2023, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
HIPAA covered entities and their business associates are required to adhere to HIPAA privacy and security standards. Covered entities include most healthcare providers, health plans, and healthcare clearinghouses. Because we perform services (such as FSA services) for covered entities that include processing protected health information, we are a business associate and subject to HIPAA. The two rules that most significantly affect our business are: (i) the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule; and (ii) the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule. The Privacy Rule restricts the use and disclosure of protected health information and requires us to safeguard that information and provide certain rights to individuals with respect to that information. The Security Rule establishes requirements for safeguarding protected health information transmitted or stored electronically. Both civil and criminal penalties apply for violating HIPAA, which may be enforced by both the Department of Health and Human Services’ Office for Civil Rights and state attorneys general. Violations of HIPAA may also subject us to contractual remedies under the terms of agreements with covered entities.
Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states and with the Federal government. For example, the California Privacy Rights Act ("CPRA") became effective on January 1, 2023. The CPRA requires companies, such as ours, that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. We expect further privacy requirements to be applicable to us as a result of additional recently passed, and likely upcoming, state privacy laws, which will expand consumers’ rights with respect to their personal information. The Federal government is also considering legislative and regulatory proposals concerning data protection.
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
Geographic areas
Our sole geographic market is the U.S.
Human capital
HealthEquity is comprised of people dedicated to empowering consumers to connect health and wealth by delivering Purple service. We believe that our culture is a key differentiator that drives the success of our company through, among other things, attracting and retaining top talent.
Our board of directors and its committees provide oversight on certain human capital matters. The Talent, Compensation and Culture Committee of our board of directors acts on behalf of the board to review and determine executive compensation plans, policies, and programs; oversee the Company’s culture and related strategies, programs, and risks; and oversee the Company’s talent management, development, and retention efforts, including with respect to diversity and inclusion.
As of January 31, 2023, we had 3,170 full-time team members and 38 part-time team members. As January 31, 2023, our team members had the following demographic characteristics:

	Executive Leadership Team	People Leaders	All HealthEquity Team Members
Women	23%	56%	69%
Men	77%	44%	31%
Under age 30	0%	4%	14%
Between ages 30 and 50	31%	67%	59%
Over age 50	69%	29%	27%
People of color	15%	24%	37%
Diversity and inclusion
We embrace diversity as a powerful strength. We recognize the power of diverse workplaces to produce innovative ideas and foster a more productive work environment. We also know that building a culture of inclusion and belonging for all team members helps promote their financial and emotional health, and answers a nationwide demand for employers such as ourselves that value diversity, equity, and inclusion ("DE&I").
Created Equal is our DE&I initiative. Focused on rooting DE&I in all aspects of our Purple culture, Created Equal is committed to supporting process development that will allow all team members equal opportunity.
Created Equal is run by HealthEquity team members who identify opportunities, guide solutions, and hold the Company accountable in the integration of DE&I practices. At the heart of our Created Equal efforts is the Created Equal Council, which is a group of cross-functional team members with representation from key stakeholder teams, including People, Legal, and Talent, who serve as an advisory body and provide research, recommendations, engagement support, and policy guidance to the Company. The council works to integrate best DE&I practices into the policies, procedures, culture, and programs at HealthEquity.
Talent acquisition
Our commitment to DE&I remains integral to us, especially as we grow. To sustain and strengthen our values-based culture of inclusion, our Talent Partner team and others are actively engaged in uprooting bias and centering DE&I in the talent acquisition process. This begins with preparing our Talent Partner team with the latest information on DE&I in the workplace. Each member of the Talent Partner team has successfully completed the “Diversity, Inclusion, and Belonging for All” course from LinkedIn, as well as the Harvard Implicit Bias Test focused on race, disability, and gender.
To aid in recruiting, the Talent Partner team is focused on developing relationships with diverse organizations to network, create awareness of HealthEquity, and share job postings. The HealthEquity Talent Partner team is currently focused on making connections with groups focused on the following:
•Gender
•Race and ethnicity
•Veteran and active-duty military status
•LGBTQ+
Pay equity
Pay equity is a crucial metric in assessing diversity and equal opportunity at HealthEquity. We strive to provide a consistent and fair remuneration strategy for all team members through our Total Rewards package. This package includes:
•Base salary
•Incentive/bonus pay
•Stock-based compensation
•401(k) with company matching
•Health benefits

The Total Rewards philosophy underlying this package is intended to promote fairness and simplicity so that team members and people leaders understand the goals and the outcomes. We strive to administer the Total Rewards package consistently, equitably, and free of discrimination as follows:
•Maintaining competitive pay by reviewing market data annually;
•Rewarding team members based on their abilities, competencies, experience, and performance levels;
•Effectively communicating our Total Rewards policies and practices; and
•Complying with all applicable federal, state, and local laws and requirements.
Team member engagement
We also consider team member engagement an important metric of our organizational health. We seek team member feedback, measure team member engagement, and measure our team member Net Promoter Score℠, or NPS®, twice a year through a survey. The team member NPS framework surveys team members to generate a total score based on the percentage of those who are promoters (responding with a score of 9 or 10), passives (a score of 7 or 8), and detractors (a score of 0 to 6). Scores are calculated by subtracting the percentage of detractors from the percentage of promoters (the percentage of passives is not used in the formula). Team member NPS scores can range from -100 to 100.
As of January 31, 2023, our team member NPS was 42, an increase of five points year over year and based on a participation rate of 83 percent. Out of all responders, 58 percent were promoters, an increase of 3% year over year, 26 percent were passives, a decrease of 1% year over year, and 16 percent were detractors, a decrease of 2% year over year.
NPS® is a registered trademark of Bain & Company, Inc., Satmetrix Systems, Inc., and Fred Reichheld. Net Promoter Score℠ is a service mark of Bain & Company, Inc., Satmetrix Systems, Inc., and Fred Reichheld.
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

Item 1A. Risk factors
You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K. If any of the risks described below are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
Risk factors summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks relating to our business and industry
•Any diminution in, elimination of, or change in the availability of tax benefits for HSAs and other CDBs, or in the use of these accounts, would materially adversely affect us.
•Failure to adequately place and safeguard our custodial assets and Client-held funds, or the failure of any of our depository or insurance company partners, could materially and adversely affect our business, financial condition and results of operations.
•Integration of our recent acquisitions may not be successful.
•A decline in interest rate levels, including an environment of negative interest rates, would reduce our ability to earn income on our HSA Assets and Client-held funds and to attract HSA contributions.
•If we are not successful in adapting to our rapidly evolving industry, our growth may be limited, and our business may be adversely affected.
•We may be unable to compete effectively against our current and future competitors.
•Developments in the rapidly changing healthcare industry could adversely affect our business.
•The COVID-19 pandemic and resulting societal and economic changes has materially impacted our business and this impact may continue.
•If our members do not continue to utilize our payment cards, our results of operations, business, and prospects would be materially adversely affected.
•Failure to maintain effective internal control over financial reporting could have a material adverse effect on our reputation, results of operations and financial condition.
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
•Any disruption of service at our facilities or our third-party data centers and cloud providers could interrupt or delay our customers’ access to our products and services.
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
General risk factors
•Natural disasters, pandemics or other epidemics, acts of terrorism, acts of war, adverse economic conditions, and other unforeseen events, may cause damage or disruption to us or our customers.

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
Failure to adequately place and safeguard our custodial assets and Client-held funds, or the failure of any of our depository or insurance company partners, could materially and adversely affect our business, financial condition and results of operations.
As a non-bank custodian, we rely on our federally insured custodial depository partners and our insurance company partners to hold the vast majority of the HSA Assets that we custody. In addition, we deposit Client-held funds with our depository partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration, and for certain Clients these amounts exceed maximum federal deposit insurance levels. If any material adverse event were to affect one of our depository partners or our insurance company partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking, insurance or other regulatory requirements, systems failure or its inability to return principal or pay interest thereon, our business, financial condition and results of operations could be materially and adversely affected.
The HSA Assets held through our insurance company partners are not federally insured, and our members bear the risk of loss with respect to either the failure of the insurance company partner holding their HSA Assets or the breach by the partner of its obligations to guarantee principal or pay interest thereon. In the event of such a failure of, or breach by, one of our insurance company partners, the HSA Assets held through that partner would be at risk and no assurance can be given that our contractual arrangements with that partner would be sufficient for our members to fully recover their HSA Assets, which would in turn result in reputational harm to us and financial harm to the Company.
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

Integration of our recent acquisitions may not be successful.
The success of our recent acquisitions depends in part on our ability to realize the anticipated business opportunities from combining the operations of the acquired businesses with our business in an efficient and effective manner. Integration of our acquisitions could take longer and be more costly than anticipated, and it could result in the loss of key team members, the disruption of our ongoing business and the acquired business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with team members, Clients, Network Partners or other third parties, and could harm our financial performance.
We may fail to fully realize the anticipated synergies associated with successfully integrating our acquisitions. Achievement of these anticipated synergies is based on our ability to grow revenue as a combined company, the integration of technology platforms, and realization of the targeted cost synergies expected from each acquisition. Actual operating, technological, strategic, and revenue opportunities, if achieved at all, may be less significant than expected or may take longer or cost more to achieve than anticipated. If we are not able to achieve these objectives and realize the synergies expected from these acquisitions within the anticipated timing or at all, our business, financial condition, and operating results may be adversely affected.
Our management team and other team members are spending significant amounts of time on integration efforts relating to the Further Acquisition. Similar to the work completed to integrate the WageWorks Acquisition, as part of the Further Acquisition integration process we are working to migrate certain Clients and Network Partners to different technology platforms. In connection with the WageWorks technology platform migrations, we experienced the following challenges, all of which could also occur in connection with the Further technology platform migration:
•we experienced Client and Network Partner attrition when we were unable to meet Client or Network Partner expectations or technical requirements;
•certain Clients and Network Partners refused to cooperate with the platform migration process, resulting in delays to and additional costs associated with this process and the loss of certain of those Clients and Network Partners;
•we experienced Client and Network Partner dissatisfaction, which may have impaired our long-term relationships with impacted Clients and Network Partners; and
•we faced challenges in integrating the back-office systems and people associated with these technology platforms.
A decline in interest rate levels, including an environment of negative interest rates, would reduce our ability to earn income on our HSA Assets and Client-held funds and to attract HSA contributions.
We partner with our depository and insurance company partners to hold our HSA Assets and other Client-held funds. We earn a significant portion of our consolidated revenue from fees we earn from our depository and insurance company partners, approximately 33%, 27%, and 26% during the fiscal years ended January 31, 2023, 2022, and 2021, respectively. A decline in prevailing interest rates has in the past and may again in the future negatively affect our business by reducing the yield we realize on our HSA Assets and other Client-held funds. A negative interest rate environment would also reduce the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates on HSA Assets, our members may choose another HSA custodian. Similarly, if the value of the invested HSA Assets we hold declines, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected. Any such scenario could materially and adversely affect our business and results of operations.
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
The market for our products and services is highly competitive. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are HSA custodians and administrators that include state or federally chartered banks, such as Webster Bank and Optum Bank, insurance companies, well-known retail investment companies, such as Fidelity Investments, and non-bank custodians approved by the U.S. Treasury. We also have numerous indirect HSA administration competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks, and these competitors have entered, and others may also enter, the HSA market or expand existing HSA offerings to compete with us.
An increased focus on HSA-favorable healthcare regulatory reforms may create renewed interest and investment by our competitors in their HSA offerings and lead to greater competition, which could make it harder for us to maintain our growth trajectory. This risk would be compounded if legal requirements or administrative rules are interpreted in a way that makes compliance more onerous for us than for our competitors. Some of our competitors also offer reduced fee or no-fee HSAs, which has enabled them to increase market share in our market, has led to the loss of certain Client and Network Partners, and in some circumstances has caused us to reduce our fees.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors have and may continue to establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. We have seen an increase in Network Partners that have decided to offer HSAs or other CDBs directly to their customers, and a continuation of this trend would significantly reduce our channel partner opportunities.
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
Many of our competitors, in particular banks, insurance companies, and other financial institutions, have longer operating histories and significantly greater financial, technical, marketing, and other resources than we have. As a result, some of these competitors are in a position to devote greater resources to the development, promotion, sale, and support of their products and services and have offered, or may in the future offer, a wider range of products and services that are increasingly desired by potential customers, and they have also used advertising and marketing strategies (including loss-leaders) that achieve broader brand recognition or acceptance.
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
The COVID-19 pandemic and resulting societal and economic changes has materially impacted our business and this impact may continue.
Our business has been adversely affected by the COVID-19 pandemic, and we may continue to be adversely affected by the societal and economic changes arising out of the pandemic. For example, we saw a significant decline in the use of commuter benefits during the outbreak, and the "work from home" trend, or hybrid work environments, may continue indefinitely, which would further delay, or materially negate, the recovery of use of these commuter benefits.
We also saw an increase in regulatory changes related to our products due to government responses to the COVID-19 pandemic, and we may see additional regulatory changes in the future related to new developments with COVID-19. For example, the National Emergency Concerning COVID-19, which tolled certain deadlines related to COBRA and other CDBs, resulted in increased complexity in administering these programs and decreased usage of these products by our members. This national emergency is expected to expire on May 11, 2023, and so we now must use resources to reverse the processes and systems established to address the national emergency, which requires team member time and resources, which could have otherwise been focused on more important areas of our business and strategy.
Outbreaks of new COVID-19 variants or other future pandemics may result in us being unable to meet our service level commitments to our Clients and Network Partners as a result of disruptions to our workforce and disruptions to third-party contractors that we rely on to provide our services.
The extent to which the COVID-19 pandemic and the societal and economic changes arising out of the pandemic will continue to negatively impact our business remains highly uncertain and, as a result, may continue to have a material and adverse impact on our business and financial results.
If our members do not continue to utilize our payment cards, our results of operations, business, and prospects would be materially adversely affected.
We derived 17%, 17%, and 15% of our total revenue during the fiscal years ended January 31, 2023, 2022, and 2021, respectively, from interchange fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. For example, the COVID-19 pandemic had a materially adverse impact on the interchange fees generated due to decreased usage of our payment cards in our commuter product and in healthcare spending. We have continued to see decreased usage of our payment cards in our commuter product as a result of societal changes arising out of the COVID-19 pandemic. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, if the impacts of societal changes arising out of the COVID-19 pandemic continue, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our reputation, results of operations and financial condition.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. During the fiscal year ended January 31, 2023, the Company remediated several material weaknesses at the WageWorks subsidiary level and implemented several new controls as part of the remediation efforts. Any failure to execute on our new controls and continue to maintain effective internal controls, to timely implement any necessary additional improvement to our internal controls or to effect remediation of any future material weakness or significant deficiency could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our reputation, results of operations, or financial condition.
Management reviews and updates our systems of internal controls and procedures, as appropriate. Any system of controls is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our reputation, results of operations and financial condition.
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
Substantially all of our workforce works remotely. This remote work environment increases the risk of cybersecurity breaches and incidents, and the potential impact of these on our operations is also higher while our team members log in to our network remotely.
Our ability to ensure the security of our technology platforms and thus sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure are vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Such security breaches could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost, or stolen. Such access, disclosure, or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, operations, and competitive position.
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
Criminals are using increasingly sophisticated methods to capture personal information in order to engage in illegal activities such as counterfeiting and identity theft. Even if we can secure our systems against these activities, we are vulnerable through third parties. We rely upon third parties for certain services, such as some transaction processing services and data feeds, which subjects us to risks related to the vulnerabilities of those third parties. For example, we are exposed to risks relating to the theft of payment card numbers housed in a merchant's point of sale systems if our members use our payment cards at a merchant whose systems are compromised. We may make our members whole for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss. A single significant incident of fraud, or increases in the overall level of fraud, involving our payment cards, our custodial accounts or our reimbursement administration services, could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services, or cause our Clients, members and Network Partners to cease doing business with us.
We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our technology platforms that could lead to lost customers or harm to our reputation.
We rely on certain cloud-based software licensed from third parties to run our business. This software may experience outages, may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in, among others, delays in producing our financial statements, risks to our security environment, or the provisioning of our products and services until equivalent technology is either developed by us, or, if available, identified, obtained, and integrated, which would likely take a significant amount of time and harm our business. In addition, we have service level agreements with certain of our Clients and Network Partners for which the availability of this software is critical. Any decrease in the availability of our service as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in our incurring significant costs to implement such changes or upgrades.
Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected.
Attracting and retaining new clients and Network Partners requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, potential clients and Network Partners are increasingly seeking a bundled solution, encompassing a wide range of features. Accordingly, we are continuing to develop new and updated applications, features, and services, and maintain existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services that enhance our members’ and Clients' experience without disruption to our existing applications, features and services, or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing Clients and Network Partners. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings, products and services. These efforts may:
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
Any disruption of service at our facilities or our third-party data centers and cloud service providers could interrupt or delay our customers’ access to our products and services.
The ability of our team members, members, Network Partners, and Clients to access our technology platforms is critical to our business. We cannot ensure that the measures we have taken to enable access to our technology platforms will be effective to prevent or minimize interruptions to our operations. Our technology platforms are hosted by third-party data centers, and we increasingly rely on third-party cloud service providers to support our technology platforms. Our facilities, our third-party data centers, and our cloud service providers are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
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
Our business depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver our products and services. Interruptions in our service could negatively impact our financial results, and our reputation could be damaged if our systems are viewed as unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, failures from third-party vendors who support our systems and operations, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Any unscheduled interruption in our service could negatively impact our financial results. In addition, our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. In addition, proposals to implement a single payer or "Medicare for all" system in the U.S. or in individual states, if adopted, could have a material adverse effect on our business. The full impact of healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown. Accordingly, we are unable to predict what effect healthcare reform measures will have on our business.
Changes in applicable federal and state laws relating to HSAs and other CDBs could materially adversely affect our business.
HSAs and other CDBs exist as a result of provisions in the Internal Revenue Code and other laws and regulations. Changes to the regulatory landscape impacting our products require substantial time and costs for us to ensure our products are compliant. For example, regulatory changes related to our FSA and COBRA products enacted in the wake of the COVID-19 pandemic created uncertainty and additional workload on our team members and resulted in additional costs. In addition, federal or state governments could impose laws that limit the eligibility requirements for our products, which could limit our ability to grow or cause us to lose existing members, or such governments could change the eligibility requirements we must meet to maintain the licenses we need to offer our products. We cannot predict if any new reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be, and such reforms could have a material adverse effect on our business.
We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information. If we or any of our third-party vendors experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access, and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. In the provision of services to our customers, we and our third-party vendors collect, access, use, maintain, and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with these privacy laws, rules, and regulations, we have experienced data privacy incidents. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. In addition, our increased offering of CDBs means we now obtain substantially more HIPAA data. Additionally, as we have in connection with prior security incidents, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements, and contractual obligations.
Privacy regulation has become a priority issue in many states, and as such the regulatory environment is continually changing. For example, the CPRA became effective on January 1, 2023. The CPRA requires companies, such as ours, that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. We expect further privacy requirements to be applicable to us as a result of additional recently passed, and likely upcoming, state privacy laws, which will expand consumers’ rights with respect to their personal information. The Federal government is also considering legislative and regulatory proposals concerning data protection.
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
Compliance with regulatory requirements requires resources and takes significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the HHS, the DOL, the SEC, the Wyoming Division of Banking, or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members, Clients or Network Partners, any of which could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. In addition, all of our business is subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
If we are unable to meet or exceed the net worth test required by the IRS, we could be unable to maintain our non-bank custodian status.
As a non-bank custodian, we are required to comply with Treasury Regulations Section 1.408-2(e), including the net worth requirements set forth therein. If we should fail to comply with the Treasury Regulations’ non-bank custodian requirements, including the net worth requirements, such failure would materially and adversely affect our ability to maintain our current custodial accounts and grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of our authorization to operate as a non-bank custodian.
Risks relating to our service and culture
Any failure to offer high-quality customer support services could adversely affect our relationships with our members, Clients, and Network Partners and our operating results.
Our customers depend on our support and customer education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for education and support services. Increased customer demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, as substantially all of our team members in our support and customer education areas now work remotely, it is more difficult to train and manage these team members, which could adversely affect the service we provide.
Our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing customers. Further, we use third-party vendors for certain call centers and COBRA claims and transaction processing, including certain offshore vendors for member chat service, which vendors may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard have in the past hurt our reputation and ability to attract and retain customers, and such interruptions or delays in the future would likely also do so.
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
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel and other team members. For example, competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry, particularly in technology-related fields where we have recently experienced significant turnover. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our team member turnover rate increases in the future, our business, results of operations and financial condition could be materially and adversely affected.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including through the integration of team members joining us through our acquisitions, we have found it difficult to maintain these important aspects of our corporate culture. In addition, it is difficult to instill our culture in our now predominantly remote workforce. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Risks relating to our partners and service providers
If our Network Partners choose to partner with other providers of, or otherwise reduce offering or cease to offer, our products and services, our business could be materially and adversely affected.
Our business increasingly depends on our Network Partners’ willingness to partner with us to offer their customers and/or employees our products and services. In particular, certain of our Network Partners enjoy significant market share in various geographic regions. In other geographies, we have multiple Network Partners that compete against each other for the same business, which at times results in our inability to bid for certain business or in us upsetting a Network Partner that we choose not to partner with in a certain bid or that expects us to bid exclusively with them. If these Network Partners choose to instead partner with our competitors, or otherwise reduce offering, or cease to offer, our products and services, our results of operations, business, and prospects could be materially adversely affected.

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
We have entered into contracts with third-party vendors to provide critical services relating to our business, including the redesign of our technology platforms, fraud management and other customer verification services, transaction processing and settlement, telephony services, call centers and card production. In addition, WageWorks uses third-party vendors for its COBRA transaction processing and also uses one of our competitors for card processing and other services. In the past, certain of these service providers have failed to maintain adequate levels of support, did not provide high quality service to us and our members, increased the fees they charge us, discontinued their lines of business, terminated our contractual arrangements or ceased or reduce operations, and as a result, we suffered additional costs and were required to pursue new third-party relationships, which resulted in reputational harm, material disruption of our operations and our ability to provide our products and services, missed service-level agreements with Clients and Network Partners, and diverted management’s time and resources, and these events and consequences could happen with our current vendors moving forward. Transitioning to a new vendor often takes a significant amount of time and resources and, if we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, such as our payment card services, which could disrupt services to our customers and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.
Growth-related risks
Our acquisition strategy may not be successful.
We have in the past acquired, and, as a key part of our strategy, seek to acquire or invest in, assets, businesses, products, or technologies that we believe would complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. There is no assurance that we will be successful in consummating such acquisitions, or even if consummated, realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions has in the past, and may in the future, divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. Generally, if an acquisition fails to meet our expectations, our operating results, business, and financial condition may suffer. Certain of our past acquisitions also resulted in dilutive issuances of equity securities and the incurrence of additional debt, and future acquisitions could result in additional dilutive issuances of equity securities or the incurrence of additional debt, which could adversely affect our business, results of operations, or financial condition.

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
The continued rapid expansion and development of our business has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2023, we had approximately 8.0 million HSAs and $22.1 billion in HSA assets representing growth of 11% and 13%, respectively, from January 31, 2022. Our growth strategy contemplates further increasing the number of our HSAs, CDBs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs, CDBs and HSA Assets in the past may not be indicative of the rate at which we will be able to grow in the future.
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
Our consolidated balance sheet includes significant intangible assets, including approximately $1.65 billion in goodwill and $936.4 million in intangible assets, together representing approximately 84% of our total assets as of January 31, 2023. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. This is particularly relevant to us given our recent acquisition history and the amount of goodwill and intangible assets on our balance sheet associated with those acquisitions.

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
We are party to a credit agreement (the "Credit Agreement") among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto. Our Credit Agreement consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $350 million (the "Term Loan Facility") and (ii) a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $1 billion. We have also issued $600 million of 4.50% unsecured Senior Notes due 2029 (the "Notes"). Under the Credit Agreement, we have the right to request additional commitments for new term loans and increases to then-existing term loans and revolving credit commitments in an amount up to the sum of (i) $300 million, plus (ii) an unlimited additional amount so long as the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 3.85 to 1.00 (assuming any such new or increased revolving commitments are fully borrowed). We also have the right to incur additional debt from time to time, subject to the restrictions contained in the Credit Agreement and the indenture under which the Notes were issued (the "Indenture"). The substantial debt we have outstanding, combined with our other financial obligations and contractual commitments, has important consequences, including the following:
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
•our interest expense has increased substantially, and could continue to increase, if interest rates continue to increase, because any outstanding borrowings under our Credit Facilities are based on variable interest rates;
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
To fund our expanding business and growth strategy, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the cash flow from operations we generate from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. For example, the Credit Agreement may make it more challenging to incur additional debt, as it includes prohibitions against incurring additional debt without approval from our existing lenders, and other lenders may not be willing to take on the risk of adding to our existing leverage. In addition, debt financing increases expenses, may contain additional covenants that restrict the operation of our business and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences, and privileges superior to those associated with our common stock.
Our inability to generate or obtain the financial resources needed to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition, and prospects.

General risk factors
Natural disasters, pandemics or other epidemics, acts of terrorism, acts of war, adverse economic conditions, and other unforeseen events, may cause damage or disruption to us or our customers.
Natural disasters, pandemics or other epidemics, acts of war (including the current war between Russia and Ukraine), terrorist attacks, the escalation of military activity in response to such attacks, adverse economic conditions (including the recent increase in inflation and its impact on our labor and third-party vendor costs), or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions, increased costs to operate our business, reduced economic activity among our clients, and job losses, which could in turn have a material adverse effect on our business, financial condition, and results of operations. For example, the recent COVID-19 pandemic resulted in significant disruptions to our business, operations and products, and the societal changes arising out of the COVID-19 pandemic may have long-term impacts on certain of our products, such as our commuter product.
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
Item 1B. Unresolved staff comments
None.
Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah. We lease additional office space in California, Texas, and Wisconsin. However, since a majority of our workforce is now permanently working remotely, most of our office space (other than a portion of our Texas office space and one building in Draper) is no longer used and we have subleased, or are seeking opportunities to sublease, these offices.
Item 3. Legal proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Our wholly owned subsidiary, WageWorks, is party to certain pending material litigation. Except for such matters, as of the date of this Annual Report on Form 10-K, we were not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position. For a description of these legal proceedings, see Note 7—Commitments and contingencies of the Notes to consolidated financial statements.
Item 4. Mine safety disclosures
Not applicable.

Part II.
Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common stock is listed on the NASDAQ Global Select Market under the symbol "HQY."
Holders
As of March 21, 2023, there were 24 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), and the Russell 3000 Index (the "Russell 3000") from January 31, 2018 through January 31, 2023. The chart assumes $100 was invested on January 31, 2018 in the common stock of HealthEquity, Inc., the NASDAQ Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph
$200
$180
$160
$140
$120
$100
$80
01/31/18
01/31/19
01/31/20
01/31/21
01/31/22
01/31/23
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
Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged HSAs and other CDBs offered by employers, including FSAs and HRAs, and to administer COBRA, commuter and other benefits. As part of our services, we provide consumers with healthcare bill evaluation and payment processing services, personalized benefit information, including information on treatment options and comparative pricing, access to remote and telemedicine benefits, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2023, we administered 8.0 million HSAs, with balances totaling $22.1 billion, which we call HSA Assets, as well as 6.9 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 14.9 million as of January 31, 2023.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2023, our platforms were integrated with more than 200 Network Partners, and we serve more than 120,000 Clients.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of December 2022, measured by HSA Assets. According to Devenir, as of December 2022, we are the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to assist consumers is enhanced by our capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. We earn custodial revenue mainly from HSA Assets held at our members’ direction in federally insured cash deposits, insurance contracts or mutual funds, and from investment of Client-held funds. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue, including the adverse impacts caused by the societal and economic changes arising out of the COVID-19 pandemic.

Recent acquisitions
Luum acquisition. In March 2021, we bolstered our commuter offering by acquiring 100% of the outstanding capital stock of Fort Effect Corp, d/b/a Luum. The aggregate purchase price for the acquisition consisted of $56.2 million in cash. Luum provides employers with various commuter services, including access to real-time commute data, to help them design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Fifth Third Bank HSA portfolio acquisition. In September 2021, we acquired the Fifth Third HSA portfolio, which consisted of $490.0 million of HSA Assets held in approximately 160,000 HSAs in exchange for a purchase price of $60.8 million in cash.
Further acquisition. In November 2021, we acquired the Further business (other than Further's voluntary employee beneficiary association business), a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets, for $455 million in cash. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three to four years from the acquisition date.
HealthSavings HSA portfolio acquisition. In March 2022, we acquired the HealthSavings HSA portfolio, which consisted of $1.3 billion of HSA Assets held in approximately 87,000 HSAs in exchange for a purchase price of $60 million in cash.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also the section entitled “Risk factors” included in Part 1, Item 1A of this Annual Report on Form 10-K and our other reports filed with the SEC.
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
Interest on our Term Loan Facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates. Recent interest rate increases have caused interest expense related to our Term Loan Facility to increase substantially.
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

Our Purple culture
A successful healthcare consumer needs education and guidance delivered by people as well as by technology. The education and customer service we provide is driven by our Purple culture, which we believe is a significant factor in our ability to attract and retain customers and to address opportunities in the rapidly changing healthcare sector. We invest in and intend to continue to invest in human capital through technology-enabled training, career development, and advancement opportunities.
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including healthcare service companies such as UnitedHealth Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale, and support of their products and services than we have at our disposal. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
As a result of the COVID-19 pandemic, we have seen a significant decline in the use of commuter benefits due to many of our members working from home, which has negatively impacted both our interchange revenue and service revenue, and this "work from home" trend, or hybrid work environments, may continue indefinitely.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our services, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating California residents’ personal information and providing California residents with various rights to access and control their data, and the new California Privacy Rights Act. We have also seen an increase in regulatory changes related to our services due to government responses to the COVID-19 pandemic and may continue to see additional regulatory changes. For example, the Employee Benefits Security Administration provided disaster relief in the form of an indefinite extension to the required timeline for participants to make COBRA elections, which we believe resulted in fewer COBRA elections by our members because they have more time to assess the cost of their out-of-pocket expenses against the cost of COBRA premiums. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
On February 18, 2022, President Biden formally continued the National Emergency Concerning COVID-19, which tolled certain deadlines related to COBRA and other CDBs and increased the complexity of properly administering these programs. On January 30, 2023, President Biden announced that the national emergency will be extended until May 11, 2023 and then terminated after that date.
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

For a discussion related to key financial and operating metrics for fiscal year 2022 compared to fiscal year 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2022 Form 10-K, filed with the SEC on March 31, 2022.
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	January 31, 2023	January 31, 2022	% Change
HSAs	7,984	7,207	11%
New HSAs from sales - Quarter-to-date	445	472	(6)%
New HSAs from sales - Year-to-date	971	918	6%
New HSAs from acquisitions - Year-to-date	90	740	(88)%
HSAs with investments	541	455	19%
CDBs	6,933	7,192	(4)%
Total Accounts	14,917	14,399	4%
Average Total Accounts - Quarter-to-date	14,677	14,326	2%
Average Total Accounts - Year-to-date	14,531	13,450	8%
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by approximately 0.8 million, or 11%, from January 31, 2022 to January 31, 2023, primarily driven by new HSAs from sales and HSAs acquired through the HealthSavings HSA portfolio acquisition and other HSA portfolio acquisitions. The number of our CDBs decreased by 0.3 million, or 4%, from January 31, 2022 to January 31, 2023, primarily driven by a decrease in COBRA accounts due to the migration of certain COBRA accounts to our current COBRA technology platform and a difference in the manner in which COBRA accounts were counted on the discontinued platform.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	January 31, 2023	January 31, 2022	% Change
HSA cash	$14,199	$12,943	10%
HSA investments	7,947	6,675	19%
Total HSA Assets	22,146	19,618	13%
Average daily HSA cash - Year-to-date	13,049	10,579	23%
Average daily HSA cash - Quarter-to-date	$13,375	$12,118	10%
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
HSA cash increased by $1.3 billion, or 10%, from January 31, 2022 to January 31, 2023, primarily due to net HSA contributions from new and existing HSA members and acquisitions of HSA portfolios, partially offset by transfers to HSA investments.
HSA investments increased by $1.3 billion, or 19%, from January 31, 2022 to January 31, 2023, primarily due to transfers from HSA cash and HSA investments from the HealthSavings and other HSA portfolio acquisitions, partially offset by the reduced value of invested balances due to market volatility.
Total HSA Assets increased by $2.5 billion, or 13%, from January 31, 2022 to January 31, 2023, primarily due to net HSA contributions from new and existing HSA members and HSA Assets from the HealthSavings and other HSA portfolio acquisitions, partially offset by the reduced value of invested balances due to market volatility.

Client-held funds

(in millions, except percentages)	January 31, 2023	January 31, 2022	% Change
Client-held funds	$901	$897	0%
Average daily Client-held funds - Year-to-date	827	842	(2)%
Average daily Client-held funds - Quarter-to-date	809	822	(2)%
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
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2023	2022
Net loss	$(26,143)	$(44,289)
Interest income	(1,763)	(1,501)
Interest expense	48,424	36,572
Income tax benefit	(11,953)	(22,452)
Depreciation and amortization	66,615	54,397
Amortization of acquired intangible assets	94,586	82,791
Stock-based compensation expense	62,614	52,750
Merger integration expenses	28,596	64,805
Acquisition costs (1)	53	10,832
Gain on equity securities	—	(1,692)
Amortization of incremental costs to obtain a contract	4,393	4,326
Costs associated with unused office space	4,958	—
Other	1,968	(524)
Adjusted EBITDA	$272,348	$236,015
(1)For the fiscal year ended January 31, 2022, acquisition costs included $0.3 million of stock-based compensation expense.
The following table sets forth our net loss as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Net loss	$(26,143)	$(44,289)	$18,146	(41)%
As a percentage of revenue	(3)%	(6)%
The $18.1 million, or 41%, decrease in our net loss was primarily due to an increase in gross profit and a decrease in merger integration expense, partially offset by increases in technology and development expense, amortization of intangible assets, general and administrative expense, sales and marketing expense, and other expense, and a decrease in our income tax benefit.

The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Adjusted EBITDA	$272,348	$236,015	$36,333	15%
As a percentage of revenue	32%	31%
The $36.3 million, or 15%, increase in Adjusted EBITDA was primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
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
Custodial revenue.    We earn custodial revenue primarily from HSA Assets held by our Depository Partners or our insurance company partners, recordkeeping fees we earn in respect of mutual funds in which our members invest, and Client-held funds deposited with our Depository Partners. HSA cash is held by our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances held by the relevant Depository Partner, and (iii) have minimum and maximum required balances. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. Client-held funds held by our Depository Partners are held in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA Assets and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets in mutual funds through our custodial investment partner from which we earn a recordkeeping fee, calculated as a percentage of custodial investments.
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
Income tax benefit
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2023, we have not recorded a valuation allowance on federal deferred tax assets; however, we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our consolidated balance sheet.

We evaluate our tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.
The Inflation Reduction Act, which was enacted on August 16, 2022, includes a number of tax provisions, including an adjusted book minimum tax and excise tax on stock buybacks. We do not expect these provisions to have a material impact on the Company at this time.
Results of operations
For a discussion related to the results of operations and liquidity and capital resources for fiscal year 2022 compared to fiscal year 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2022 Form 10-K, filed with the SEC on March 31, 2022.
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2023	2022	$ change	% change
Service revenue	$430,196	$426,910	$3,286	1%
Custodial revenue	283,112	202,817	80,295	40%
Interchange revenue	148,440	126,829	21,611	17%
Total revenue	$861,748	$756,556	$105,192	14%
Service revenue. The $3.3 million, or 1%, increase in service revenue was primarily due to new revenue from the Further Acquisition and our HSA portfolio acquisitions, new HSAs from sales, and increased revenue from HRA and commuter benefits administration, largely offset by non-recurring revenue related to COBRA benefits administration during the fiscal year ended January 31, 2022.
Custodial revenue. The $80.3 million, or 40%, increase in custodial revenue was primarily due to the $2.5 billion, or 23%, increase in the average daily balance of HSA cash, as described above, and an increase in average annualized yield from 1.75% for the fiscal year ended January 31, 2022 to 1.90% for the fiscal year ended January 31, 2023.
Assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to increase as our existing agreements with our Depository Partners are renewed or replaced, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to positively impact our average annualized yield and thus our custodial revenue. Finally, we expect an increase in custodial revenue resulting from the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
Interchange revenue. The $21.6 million, or 17%, increase in interchange revenue was primarily due to increased spend per account and an increase in accounts.
Total revenue. Total revenue increased by $105.2 million, or 14%, due to the increases in custodial, interchange, and service revenues, described above.
Impact of COVID-19. Our business has been adversely affected by the COVID-19 pandemic, and we expect that it will continue to be adversely affected by the societal and economic changes arising out of the pandemic. Although interest rates have increased from their pandemic lows, a majority of our members' HSA cash is deposited with our Depository Partners pursuant to contracts that have fixed interest rate terms, typically ranging from three to five years, which reduces the short-term impact of an increase or decline in prevailing interest rates on our custodial revenue. As a result, the yield we currently receive from our Depository Partners remains significantly below the levels seen immediately before the pandemic due to the HSA cash that was deposited with them during the pandemic. Our financial results related to certain of our products have also been adversely affected, such as commuter benefits, due to many of our members working from home during the outbreak, and the "work from home" trend, or hybrid work environments, may continue indefinitely. We have also seen a negative impact on the financial results related to our COBRA product, as the Employee Benefits Security Administration provided disaster relief in the form of an indefinite extension to the required timeline for participants to make COBRA elections, which we believe resulted in fewer COBRA elections by our members because they have more time to assess the cost of their out-of-pocket expenses against the cost of COBRA premiums. During the initial stages of the COVID-19 pandemic, and during subsequent increases in COVID-19 cases, we saw a negative impact on our members' spend on healthcare, which negatively impacted both our interchange revenue and service revenue. In the event of further outbreaks, we may be unable to meet our service level commitments to our Clients as a result of disruptions to our workforce and disruptions to third-party contracts that we rely on to provide our services. The extent to which the societal and economic changes arising out of the COVID-19 pandemic, including any longer lasting impacts on the usage of our services, will continue to negatively impact our business remains highly uncertain and as a result may have a material adverse impact on our business and financial results.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2023	2022	$ change	% change
Service costs	$317,360	$290,302	$27,058	9%
Custodial costs	29,101	21,867	7,234	33%
Interchange costs	25,196	20,681	4,515	22%
Total cost of revenue	$371,657	$332,850	$38,807	12%
Service costs. The $27.1 million, or 9%, increase in service costs was primarily due to the inclusion of a full year of Further's results of operations and an increase in personnel costs to support the increase in average Total Accounts.
Custodial costs. The $7.2 million, or 33%, increase in custodial costs was primarily due to an increase in the average daily balance of HSA cash, which increased from $10.6 billion for the fiscal year ended January 31, 2022 to $13.0 billion for the fiscal year ended January 31, 2023, and an increase in the average annualized rate of interest retained by HSA members on HSA cash, which increased from 0.17% for the fiscal year ended January 31, 2022 to 0.19% for the fiscal year ended January 31, 2023.
Interchange costs. The $4.5 million, or 22%, increase in interchange costs was primarily due to increased spend per account and an increase in accounts.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. However, on an annual basis, relative to the fiscal year ended January 31, 2023, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by increases in stock-based compensation and other personnel costs. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, account management functions, and the impact of societal and economic changes arising out of the COVID-19 pandemic.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2023	2022	$ change	% change
Sales and marketing	$68,849	$58,605	$10,244	17%
Technology and development	193,375	157,364	36,011	23%
General and administrative	95,628	84,379	11,249	13%
Amortization of acquired intangible assets	94,586	82,791	11,795	14%
Merger integration	28,596	64,805	(36,209)	(56)%
Total operating expenses	$481,034	$447,944	$33,090	7%
Sales and marketing. The $10.2 million, or 17%, increase in sales and marketing expenses was primarily due to the inclusion of a full year of Further's results of operations and an increase in marketing expenses from increased staffing and travel costs, partially offset by a decrease in advertising expenses.
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

Technology and development. The $36.0 million, or 23%, increase in technology and development expenses was primarily due to the inclusion of a full year of Further's results of operations and increases in amortization and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology. On an annual basis, we expect our technology and development expenses to remain relatively steady as a percentage of our total revenue. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $11.2 million, or 13%, increase in general and administrative expenses was primarily due to the inclusion of a full year of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, and accounting functions as we continue to grow our business and the increased cost of cybersecurity and directors and officers insurance. On an annual basis, we expect our general and administrative expenses to remain relatively steady as a percentage of our total revenue. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $11.8 million, or 14%, increase in amortization of acquired intangible assets was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021. The remainder of the increase was primarily due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
Merger integration. The $36.2 million, or 56%, decrease in merger integration expense was primarily due to a decrease in merger integration activities related to the WageWorks Acquisition. The $28.6 million in merger integration expense for the fiscal year ended January 31, 2023 was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further Acquisition and certain ongoing merger integration expenses related to the WageWorks Acquisition, including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, professional fees associated with the remediation of remaining material weaknesses in internal control over financial reporting, and costs associated with remaining platform migrations. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately three to four years from the acquisition date.
Interest expense
The $11.9 million increase in interest expense was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.14% as of January 31, 2023, up from 2.63% as of January 31, 2022. Our Term Loan Facility had an outstanding principal balance of $341.3 million and $350.0 million as of January 31, 2023 and January 31, 2022, respectively. On an annual basis, we expect our interest expense to increase, primarily due to the impact of increased interest rates on our Term Loan Facility. The interest rate on our Term Loan Facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates continue to increase in future periods.
Other income (expense), net
The change in other income (expense), net, from expense of $5.9 million during the fiscal year ended January 31, 2022 to income of $1.3 million during the fiscal year ended January 31, 2023, was primarily due to a $10.8 million decrease in acquisition costs, partially offset by a $3.6 million decrease in other income, net.
Income tax benefit
For the fiscal years ended January 31, 2023 and 2022, we recorded an income tax benefit of $12.0 million and $22.5 million, respectively. The decrease in income tax benefit was primarily the result of lower current year pre-tax book loss, a corresponding decrease in benefit for state income taxes, a decrease in research and development tax credits, a decrease in excess tax benefits on stock-based compensation expense, and an increase in nondeductible executive compensation, partially offset by a release of uncertain tax positions and a smaller change in valuation allowance.
Our effective income tax benefit rate for the fiscal years ended January 31, 2023 and 2022 was 31.4% and 33.6%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate for each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in valuation allowance, and other items. The decrease in the effective tax benefit rate for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily due to a decrease in benefit for state income taxes, a decrease in research and development tax credits, a decrease in excess tax benefits on stock-based compensation expense, and an increase in nondeductible executive compensation relative to pre-tax book loss, partially offset by a release of uncertain tax positions and a smaller change in valuation allowance.
Seasonality
Seasonal concentration of our growth combined with our recurring revenue model create seasonal variation in our results of operations. Revenue results are seasonally impacted due to ancillary service fees, timing of HSA contributions, and timing of card spend. Cost of revenue is seasonally impacted as a significant number of new and existing Network Partners bring us new HSAs and CDBs beginning in January of each year concurrent with the start of many employers’ benefit plan years. Before we realize any revenue from these new accounts, we incur costs related to implementing and supporting our new Network Partners and new accounts. These costs of services relate to activating accounts and hiring additional staff, including seasonal help to support our member support center. These expenses begin to ramp up during our third fiscal quarter, with the majority of seasonal expenses incurred in our fourth fiscal quarter.
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
As of January 31, 2023 and January 31, 2022, cash and cash equivalents were $254.3 million and $225.4 million, respectively.
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
Our Credit Agreement includes a Revolving Credit Facility, in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 8—Indebtedness. As of January 31, 2023, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of January 31, 2023, and for the period then ended.
Use of cash
On March 2, 2022, we completed our acquisition of the HealthSavings HSA portfolio in exchange for a purchase price of $60 million in cash.
Capital expenditures for the fiscal years ended January 31, 2023 and 2022 were $48.5 million and $71.6 million, respectively. We expect to continue our current level of capital expenditures during the fiscal year ending January 31, 2024 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$150,650	$140,995
Net cash used in investing activities	(119,127)	(639,247)
Net cash provided by (used in) financing activities	(2,671)	394,863
Increase (decrease) in cash and cash equivalents	28,852	(103,389)
Beginning cash and cash equivalents	225,414	328,803
Ending cash and cash equivalents	$254,266	$225,414
Cash flows from operating activities. Net cash provided by operating activities increased by $9.7 million, primarily due to increased collections from customers, partially offset by an increase in cash payments made to our accounts payable, accrued liabilities, and other current liabilities during the fiscal year ended January 31, 2023.
Cash flows from investing activities. Net cash used in investing activities decreased by $520.1 million, primarily due to a $499.4 million decrease in cash used in business combinations and HSA portfolio acquisitions, a $17.5 million decrease in cash used for purchases of software and capitalized software development costs, and a $5.5 million decrease in cash used for purchases of property and equipment. The decrease was partially offset by a $2.4 million decrease in proceeds from the sale of equity securities associated with a long-term capital investment.
Cash flows from financing activities. Net cash used in financing activities was $2.7 million during the fiscal year ended January 31, 2023, compared to net cash provided by financing activities of $394.9 million during the fiscal year ended January 31, 2022. The change resulted primarily from $456.6 million of net proceeds from our follow-on public offering of 5,750,000 shares of common stock during the fiscal year ended January 31, 2022, a $3.1 million decrease in proceeds from the exercise of common stock options, and a $0.1 million increase in cash used in the settlement of client-held funds obligation, net. These changes were partially offset by a $56.3 million decrease in net payments related to our long-term debt and associated debt issuance costs, as compared to the fiscal year ended January 31, 2022, and a $6.0 million payment of contingent consideration related to the Luum Acquisition made during the fiscal year ended January 31, 2022.
Contractual obligations
See Note 7—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of January 31, 2023, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The standby letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our consolidated balance sheets.
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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the fiscal years ended January 31, 2023, 2022, and 2021, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.

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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of January 31, 2023 and 2022 were $254.3 million and $225.4 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of January 31, 2023 and 2022 was $96.8 million and $87.4 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2023 and 2022, we held in custody HSA Assets of $22.1 billion and $19.6 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets held by our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2023 and 2022, we held Client-held funds of $901 million and $897 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2023 and 2022, we had unrestricted cash and cash equivalents of $254.3 million and $225.4 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of January 31, 2023 and 2022, we had $341.3 million and $350.0 million, respectively, outstanding under our Term Loan Facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The stated interest rate on our Term Loan Facility and Revolving Credit Facility is variable and was 6.31% and 1.88% at January 31, 2023 and 2022, respectively. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at January 31, 2023 would result in approximately $3.4 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Service Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company's primary sources of revenue are service, custodial, and interchange revenue. The Company’s service revenue was $430.2 million for the year ended January 31, 2023. To generate service revenue, the Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
The principal consideration for our determination that performing procedures relating to service revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition, including consideration of the material weaknesses in internal control over financial reporting that were previously disclosed by management and existed during the year related to this matter.
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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 30, 2023
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2023	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$254,266	$225,414
Accounts receivable, net of allowance for doubtful accounts of $4,989 and $6,228 as of January 31, 2023 and 2022, respectively	96,835	87,428
Other current assets	31,792	38,495
Total current assets	382,893	351,337
Property and equipment, net	12,862	23,372
Operating lease right-of-use assets	56,461	63,613
Intangible assets, net	936,359	973,137
Goodwill	1,648,145	1,645,836
Other assets	52,180	49,807
Total assets	$3,088,900	$3,107,102
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,899	$27,541
Accrued compensation	45,835	47,136
Accrued liabilities	43,668	57,589
Current portion of long-term debt	17,500	8,750
Operating lease liabilities	10,159	12,171
Total current liabilities	131,061	153,187
Long-term liabilities
Long-term debt, net of issuance costs	907,838	922,077
Operating lease liabilities, non-current	58,988	65,232
Other long-term liabilities	12,708	14,185
Deferred tax liability	82,665	99,846
Total long-term liabilities	1,062,199	1,101,340
Total liabilities	1,193,260	1,254,527
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 84,758 and 83,780 shares issued and outstanding as of January 31, 2023 and 2022, respectively	8	8
Additional paid-in capital	1,745,716	1,676,508
Accumulated earnings	149,916	176,059
Total stockholders’ equity	1,895,640	1,852,575
Total liabilities and stockholders’ equity	$3,088,900	$3,107,102
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income (loss)

	Year ended January 31,
(in thousands, except per share data)	2023	2022	2021
Revenue
Service revenue	$430,196	$426,910	$430,966
Custodial revenue	283,112	202,817	190,933
Interchange revenue	148,440	126,829	111,671
Total revenue	861,748	756,556	733,570
Cost of revenue
Service costs	317,360	290,302	280,214
Custodial costs	29,101	21,867	19,574
Interchange costs	25,196	20,681	18,448
Total cost of revenue	371,657	332,850	318,236
Gross profit	490,091	423,706	415,334
Operating expenses
Sales and marketing	68,849	58,605	49,964
Technology and development	193,375	157,364	124,809
General and administrative	95,628	84,379	84,493
Amortization of acquired intangible assets	94,586	82,791	76,064
Merger integration	28,596	64,805	45,990
Total operating expenses	481,034	447,944	381,320
Income (loss) from operations	9,057	(24,238)	34,014
Other expense
Interest expense	(48,424)	(36,572)	(34,881)
Other income (expense), net	1,271	(5,931)	5,007
Total other expense	(47,153)	(42,503)	(29,874)
Income (loss) before income taxes	(38,096)	(66,741)	4,140
Income tax benefit	(11,953)	(22,452)	(4,694)
Net income (loss) and comprehensive income (loss)	$(26,143)	$(44,289)	$8,834
Net income (loss) per share:
Basic	$(0.31)	$(0.53)	$0.12
Diluted	$(0.31)	$(0.53)	$0.12
Weighted-average number of shares used in computing net income (loss) per share:
Basic	84,442	83,133	74,235
Diluted	84,442	83,133	75,679
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

	Common stock		Additional paid-in capital	Accumulated earnings	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2020	71,051	$7	$818,774	$211,514	$1,030,295
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	827	—	9,956	—	9,956
Other issuance of common stock	5,290	1	286,779	—	286,780
Stock-based compensation	—	—	42,863	—	42,863
Net income	—	—	—	8,834	8,834
Balance as of January 31, 2021	77,168	$8	$1,158,372	$220,348	$1,378,728
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	862	—	8,746	—	8,746
Other issuance of common stock	5,750	—	456,640	—	456,640
Stock-based compensation	—	—	52,750	—	52,750
Net loss	—	—	—	(44,289)	(44,289)
Balance as of January 31, 2022	83,780	$8	$1,676,508	$176,059	$1,852,575
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	978	—	6,594	—	6,594
Stock-based compensation	—	—	62,614	—	62,614
Net loss	—	—	—	(26,143)	(26,143)
Balance as of January 31, 2023	84,758	$8	$1,745,716	$149,916	$1,895,640
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(26,143)	$(44,289)	$8,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	161,201	137,188	115,904
Stock-based compensation	62,614	52,750	42,863
Impairment of right-of-use assets	—	11,246	—
Amortization of debt issuance costs	3,261	4,448	5,102
Loss on extinguishment of debt	—	4,049	—
Change in fair value of contingent consideration	—	(2,147)	—
Gains on equity securities	—	(1,677)	—
Other non-cash items	268	1,232	1,753
Deferred taxes	(17,181)	(23,430)	(5,132)
Changes in operating assets and liabilities:
Accounts receivable	(9,570)	(11,204)	(413)
Other assets	4,620	7,464	(24,839)
Operating lease right-of-use assets	8,244	15,235	11,150
Accrued compensation	(1,282)	(3,657)	771
Accounts payable, accrued liabilities, and other current liabilities	(26,673)	(2,178)	30,422
Operating lease liabilities, non-current	(7,232)	(9,412)	(10,803)
Other long-term liabilities	(1,477)	5,377	6,007
Net cash provided by operating activities	150,650	140,995	181,619
Cash flows from investing activities:
Business combinations, net of cash acquired	—	(504,533)	—
Purchases of software and capitalized software development costs	(45,173)	(62,708)	(51,500)
Acquisitions of HSA portfolios	(70,583)	(65,465)	(32,371)
Purchases of property and equipment	(3,371)	(8,908)	(13,093)
Proceeds from sale of equity securities	—	2,367	—
Net cash used in investing activities	(119,127)	(639,247)	(96,964)
Cash flows from financing activities:
Principal payments on long-term debt	(8,750)	(1,003,125)	(239,063)
Proceeds from long-term debt	—	950,000	—
Payment of debt issuance costs	—	(11,920)	—
Proceeds from follow-on equity offering, net of payments for offering costs	—	456,640	286,779
Settlement of client-held funds obligation, net	(603)	(486)	(3,862)
Proceeds from exercise of common stock options	6,682	9,754	8,568
Payment of contingent consideration	—	(6,000)	—
Net cash provided by (used in) financing activities	(2,671)	394,863	52,422
Increase (decrease) in cash and cash equivalents	28,852	(103,389)	137,077
Beginning cash and cash equivalents	225,414	328,803	191,726
Ending cash and cash equivalents	$254,266	$225,414	$328,803
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2023	2022	2021

Supplemental cash flow data:
Interest expense paid in cash	$43,570	$16,107	$27,686
Income tax payments (refunds), net	1,526	(5,632)	(6,022)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,595	4,640	1,930
Purchases of property and equipment included in accounts payable or accrued liabilities	69	1,414	160
Acquisitions of HSA portfolios included in accounts payable or accrued liabilities	—	1,692	—
Decrease (increase) in goodwill due to measurement period adjustments, net	(2,309)	19	5,438
Exercise of common stock options receivable	382	470	1,478
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
Segments
The Company operates in one segment, which reflects the way in which its chief operating decision maker, the Chief Executive Officer, reviews the Company's financial performance and makes decisions about resource allocation. All long-lived assets are maintained in the United States of America.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents were held in institutions in the U.S. and include deposits in a money market account that was unrestricted as to withdrawal or use.
Client-held funds
Many of the Company's client services agreements with employers (referred to as "Clients") provide that Clients remit funds to the Company to pre-fund Client and employee participant contributions related to flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs,” respectively) and commuter accounts. These Client-held funds remitted to the Company do not represent cash assets of the Company to the extent that they are not combined with corporate cash, and accordingly are not included in cash and cash equivalents on the Company's consolidated balance sheets.
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

Other assets
Other assets consist primarily of contract costs, prepaid expenditures, debt issuance costs, income tax receivables, inventories, and various other assets. Amounts expected to be recouped or recognized over a period of twelve months or less have been classified as current in the accompanying consolidated balance sheets.
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
Acquired customer relationships, developed technology, and trade names and trademarks are valued utilizing the discounted cash flow method, a form of the income approach. The useful lives of acquired customer relationships were estimated based on discount rates and revenue growth rates, net of attrition. The useful lives of developed technology and trade names were estimated based on expected obsolescence. The Company expenses the assets straight-line over the useful lives and determined that this amortization method is appropriate to reflect the pattern over which the economic benefits of these acquired assets are realized.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on January 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. The goodwill impairment test involves a qualitative assessment to compare a reporting unit's fair value to its carrying value. If it is determined that it is more likely than not that a reporting unit's fair value is less than its carrying value, a quantitative comparison is made between the Company's market capitalization and the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.
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
Stock-based compensation
The Company grants stock-based awards, which consist of stock options and restricted stock units ("RSUs"), to certain team members, executive officers, and directors. Historically, the Company also granted restricted stock awards ("RSAs"). The Company recognizes compensation expense for stock-based awards based on the grant date estimated fair value. Expense for stock-based awards is generally recognized on a straight-line basis over the requisite service period and is reversed as pre-vesting forfeitures occur. The fair value of stock options is determined using the Black-Scholes option pricing model. The determination of fair value for stock options on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables. The fair value of RSUs is based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
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
Upon the exercise of a stock option or release of an RSU, common shares are issued from authorized, but not outstanding, common stock.
Interest expense
Interest expense primarily consists of accrued interest expense and amortization of deferred financing costs associated with long-term debt.
Income tax benefit
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
Business combinations
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

Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.
Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
(in thousands, except per share data)	2023	2022	2021
Numerator (basic and diluted):
Net income (loss)	$(26,143)	$(44,289)	$8,834
Denominator (basic):
Weighted-average common shares outstanding	84,442	83,133	74,235
Denominator (diluted):
Weighted-average common shares outstanding	84,442	83,133	74,235
Weighted-average dilutive effect of stock options and restricted stock units	—	—	1,444
Diluted weighted-average common shares outstanding	84,442	83,133	75,679
Net income (loss) per share:
Basic	$(0.31)	$(0.53)	$0.12
Diluted	$(0.31)	$(0.53)	$0.12
For the fiscal years ended January 31, 2023, 2022 and 2021, 2.5 million, 1.8 million, and 0.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive.
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
The Luum Acquisition was accounted for under the acquisition method of accounting for business combinations. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and was subject to adjustment during the measurement period (up to one year from the acquisition date). The purchase price allocation was finalized during the three months ended April 30, 2022.
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
The Further Acquisition was accounted for under the acquisition method of accounting for business combinations. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The initial allocation of the consideration paid was based on a preliminary valuation and was subject to adjustment during the measurement period (up to one year from the acquisition date). The purchase price allocation was finalized during the three months ended January 31, 2023.
The following table summarizes the Company's allocation of the consideration paid:

(in thousands)	Estimated fair value	Adjustments	Updated Allocation
Current assets	$2,667	$(163)	$2,504
Intangible assets	172,183	—	172,183
Goodwill	282,287	2,309	284,596
Current liabilities	(2,137)	(2,146)	(4,283)
Total consideration paid	$455,000	$—	$455,000
The adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired, liabilities assumed, and tax-related matters.
Note 4. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) components consist of the following:
Allowance for doubtful accounts
As of January 31, 2023 and 2022, the Company had an allowance for doubtful accounts of $5.0 million and $6.2 million, respectively. During the fiscal years ended January 31, 2023, 2022, and 2021, the Company recorded credit losses from trade receivables of $2.1 million, $3.3 million, and $3.4 million, respectively.
Prepaid expenses
As of January 31, 2023 and 2022, the Company had prepaid expenses of $20.1 million and $20.6 million, respectively, which are included within other current assets on the Company's consolidated balance sheets.
Costs to obtain a contract
As of January 31, 2023 and 2022, the net amount capitalized as contract costs was $44.0 million and $39.3 million, respectively, which is included in other current assets and other assets. Amortization of capitalized contract costs during the fiscal years ended January 31, 2023, 2022, and 2021 was $4.4 million, $4.3 million, and $2.4 million, respectively.
Property and equipment
Property and equipment consisted of the following as of January 31, 2023 and 2022:

(in thousands)	January 31, 2023	January 31, 2022
Leasehold improvements	$18,269	$18,573
Furniture and fixtures	8,392	8,417
Computer equipment	28,021	31,982
Property and equipment, gross	54,682	58,972
Accumulated depreciation	(41,820)	(35,600)
Property and equipment, net	$12,862	$23,372
Depreciation expense for the fiscal years ended January 31, 2023, 2022 and 2021 was $12.3 million, $14.7 million and $16.0 million, respectively.

Contract balances
As of January 31, 2023 and 2022, the balance of deferred revenue was $8.3 million and $10.5 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 58% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of twelve months or less are classified as accrued liabilities in the Company's consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $4.9 million. The Company expects to satisfy its remaining obligations for these arrangements.
Other income (expense), net
Other income (expense), net, consisted of the following:

	Year ended January 31,
(in thousands)	2023	2022	2021
Interest income	$1,763	$1,501	$1,045
Gain on equity securities	—	1,692	—
Acquisition costs	(53)	(10,832)	(1,118)
Other income (expense)	(439)	1,708	5,080
Total other income (expense), net	$1,271	$(5,931)	$5,007
Interest expense
Based on the application of ASC 470-50, Debt - Modifications and Extinguishments, the Company recorded a $4.0 million loss on extinguishment of debt during the fiscal year ended January 31, 2022, which is included within interest expense in the consolidated statements of operations and comprehensive income (loss) for the fiscal year ended January 31, 2022.
Note 5. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of less than 1 year to approximately 8 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 2 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The components of operating lease costs were as follows:

	Year ended January 31,
(in thousands)	2023	2022	2021
Operating lease expense	$11,371	$14,762	$16,073
Sublease income	(2,187)	(1,836)	(1,799)
Net operating lease cost	$9,184	$12,926	$14,274
Weighted average lease term and discount rate were as follows:

	January 31, 2023	January 31, 2022
Weighted average remaining lease term	7.53 years	8.32 years
Weighted average discount rate	4.31%	4.29%
Lease liabilities were as follows:

(in thousands)	January 31, 2023	January 31, 2022
Gross lease liabilities	$81,313	$92,529
Less: imputed interest	(12,166)	(15,126)
Present value of lease liabilities	69,147	77,403
Less: current portion of lease liabilities	(10,159)	(12,171)
Lease liabilities, non-current	$58,988	$65,232

As of January 31, 2023, the Company had additional operating leases for office space that had not yet commenced with aggregate undiscounted lease payments of $3.2 million. The operating leases will commence during fiscal years 2024 and 2025 and have lease terms of approximately 7 to 8 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year ended January 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,533	$14,742
Right-of-use assets obtained in exchange for lease obligations	$1,092	$586
During the fiscal year ended January 31, 2022, the Company recorded impairment losses on right-of-use assets of $11.2 million, which are included within merger integration expense in the consolidated statement of operations and comprehensive income (loss). The impairment losses related primarily to a right-of-use asset acquired through the acquisition of the Company's wholly owned subsidiary WageWorks, Inc. ("WageWorks"), which had a carrying value of $14.8 million prior to impairment and no corresponding lease liability. During the fiscal year ended January 31, 2022, the right-of-use asset met the criteria to be classified as held-for-sale and an impairment loss of $10.9 million was recognized. The remaining carrying value of $3.9 million was included within other current assets on the Company's consolidated balance sheet as of January 31, 2022. On March 24, 2022, the Company completed the sale of the asset for $3.9 million.
Note 6. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	January 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$233,194	$(152,178)	$81,016
Acquired HSA portfolios	261,188	(63,547)	197,641
Acquired customer relationships	759,782	(153,434)	606,348
Acquired developed technology	132,825	(81,692)	51,133
Acquired trade names	12,900	(12,679)	221
Total amortizable intangible assets	$1,399,889	$(463,530)	$936,359

	January 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$192,050	$(99,952)	$92,098
Acquired HSA portfolios	192,298	(46,603)	145,695
Acquired customer relationships	759,781	(101,741)	658,040
Acquired developed technology	132,825	(58,334)	74,491
Acquired trade names	12,900	(10,087)	2,813
Total amortizable intangible assets	$1,289,854	$(316,717)	$973,137
During the fiscal years ended January 31, 2023 and 2022, the Company capitalized $68.9 million and $67.2 million, respectively, to acquire the rights to act as a custodian of HSA portfolios.

Amortization expense for the fiscal years ended January 31, 2023, 2022, and 2021 was $148.9 million, $122.5 million and $99.9 million, respectively. Estimated amortization expense for the fiscal years ending January 31 is as follows:

Year ending January 31, (in thousands)
2024	$139,225
2025	112,377
2026	83,960
2027	72,045
2028	67,324
Thereafter	461,428
Total	$936,359
Goodwill
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements. During the fiscal year ended January 31, 2023, goodwill increased by $2.3 million due to measurement period adjustments associated with the Further Acquisition. During the fiscal year ended January 31, 2022, goodwill increased by $318.6 million due to the acquisitions of Luum and Further and associated measurement period adjustments. There were no other changes to the goodwill carrying value during the fiscal years ended January 31, 2023 and 2022.
Note 7. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for the Company's outstanding contractual obligations as of January 31, 2023:

	Payments due by fiscal year
(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
4.50% Senior Notes due 2029 (1)	$—	$—	$—	$—	$—	$600,000	$600,000
Term Loan Facility (1)	17,500	17,500	26,250	280,000	—	—	341,250
Interest on long-term debt obligations (2)	48,320	47,256	45,819	38,411	27,000	45,000	251,806
Operating lease obligations (3)	10,443	10,877	11,094	11,344	11,600	29,058	84,416
Other contractual obligations (4)	25,798	16,690	12,584	5,505	6,501	—	67,078
Total	$102,061	$92,323	$95,747	$335,260	$45,101	$674,058	$1,344,550
(1)As of January 31, 2023, the outstanding combined principal of $941.3 million is presented net of debt issuance costs on the consolidated balance sheets. The debt issuance costs are not included in the table above.
(2)Estimated interest payments assume the stated interest rates applicable to the Notes and Term Loan Facility as of January 31, 2023, which were 4.50% and 6.31% per annum, respectively.
(3)The Company leases office space and data storage facilities, and has other non-cancelable operating leases expiring at various dates through 2030. These amounts exclude contractual sublease income of $0.9 million, which is expected to be received through May 2027.
(4)Other contractual obligations consist of processing services agreements, software subscriptions, telephony services, and other contractual commitments.
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
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
Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	January 31, 2023	January 31, 2022
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	341,250	350,000
Principal amount	941,250	950,000
Less: unamortized discount and issuance costs (1)	15,912	19,173
Total debt, net	925,338	930,827
Less: current portion of long-term debt	17,500	8,750
Long-term debt, net	$907,838	$922,077
(1)In addition to the $15.9 million and $19.2 million of unamortized discount and issuance costs related to long-term debt as of January 31, 2023 and 2022, respectively, $3.4 million and $4.4 million of unamortized issuance costs related to the Revolving Credit Facility (as defined below) are included within other assets on the consolidated balance sheets as of January 31, 2023 and January 31, 2022, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600.0 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of January 31, 2023, the balance of accrued interest on the Notes was $9.0 million, which is included within accrued liabilities on the Company's consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On October 8, 2021, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established:
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
Borrowings under the Credit Facilities bear interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2023, the stated interest rate was 6.31% and the effective interest rate was 7.14%. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2023, no amounts have been drawn under the Revolving Credit Facility.
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
The Credit Agreement contains significant, customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2023, and for the period then ended.
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
Note 9. Income taxes
The income tax benefit consisted of the following:

	Year ended January 31,
(in thousands)	2023	2022	2021
Current:
Federal	$3,260	$628	$181
State	1,968	239	258
Total current tax provision	$5,228	$867	$439
Deferred:
Federal	$(14,382)	$(21,197)	$(1,630)
State	(2,799)	(2,122)	(3,503)
Total deferred tax benefit	$(17,181)	$(23,319)	$(5,133)
Total income tax benefit	$(11,953)	$(22,452)	$(4,694)

Total income tax benefit differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2023	2022	2021
Federal income tax provision (benefit) at the statutory rate	$(8,000)	$(14,016)	$869
State income tax benefit, net of federal tax provision (benefit)	(1,021)	(3,733)	(99)
Other non-deductible or non-taxable items, net	225	(165)	469
Excessive employee remuneration	3,246	1,214	1,186
Excess tax benefits on stock-based compensation expense, net	(2,479)	(5,098)	(2,983)
Federal research and development credits	(1,341)	(4,218)	(2,195)
Change in uncertain tax position reserves, net of indirect benefits	(2,970)	836	511
Reclassification of operating lease right-of-use assets	—	—	185
Change in net operating losses due to measurement period adjustments	—	—	377
Deferred tax rate adjustment due to merger integration	—	725	(1,814)
Return-to-provision adjustments	(38)	(810)	(1,010)
Change in valuation allowance	733	3,457	(145)
Other items, net	(308)	(644)	(45)
Total income tax benefit	$(11,953)	$(22,452)	$(4,694)
The Company’s effective income tax benefit rate for the fiscal years ended January 31, 2023, 2022, and 2021 was 31.4%, 33.6%, and 113.4%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in valuation allowance, and other items. The decrease in the effective tax benefit rate for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily due to a decrease in benefit for state income taxes, a decrease in research and development tax credits, a decrease in excess tax benefits on stock-based compensation expense, and an increase in nondeductible executive compensation relative to pre-tax book loss, partially offset by a release of uncertain tax positions and a smaller change in valuation allowance. The decrease in the effective tax rate for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 was primarily due to the impact of tax benefit items, such as stock-based compensation expense, credits, and changes to the valuation allowance, relative to the larger pre-tax book loss and smaller pre-tax book income, respectively.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2023	January 31, 2022
Deferred tax assets:
Net operating loss carryforward	$2,646	$5,542
Stock compensation	16,217	14,778
Research and development credits	7,147	13,351
Lease liabilities	17,337	19,356
Capitalized research and development	16,419	—
Accruals and reserves	4,439	7,729
Other, net	5,643	3,728
Total gross deferred tax assets	$69,848	$64,484
Less valuation allowance	(4,294)	(3,561)
Deferred tax assets, net of valuation allowance	65,554	60,923
Deferred tax liabilities:
Fixed assets	(1,509)	(1,862)
Intangible assets	(99,471)	(119,048)
Incremental contract costs	(11,118)	(9,585)
Right-of-use assets	(14,132)	(16,923)
Goodwill	(20,271)	(11,481)
Other, net	(1,718)	(1,870)
Total gross deferred tax liabilities	(148,219)	(160,769)
Net deferred tax liability	$(82,665)	$(99,846)
The impact of Internal Revenue Code Section 174 changes requiring capitalization of software development costs pursuant to the Tax Cuts and Jobs Act of 2017 resulted in higher current income tax payable and significant utilization of net operating loss and research and development tax credit deferred tax assets for the fiscal year ended January 31, 2023.
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (i.e., a likelihood of more than 50%) that the Company will be able to realize all of its federal deferred tax assets and the majority if its state deferred tax assets. The Company recorded a valuation allowance of $4.3 million and $3.6 million as of January 31, 2023 and 2022, respectively, related to certain state deferred tax assets. The $0.7 million increase in valuation allowance recorded is primarily the result of state research and development tax credits that are not expected to be utilized before expiration.
As of January 31, 2023, the Company had recorded state net operating loss carryforwards of $43.1 million, which begin to expire at various intervals following the tax year ending January 31, 2031. As of January 31, 2023, the Company also had federal and state research and development credits of $2.4 million and $10.8 million, respectively, which begin to expire following the tax years ending January 31, 2032 and 2024, respectively.
As of January 31, 2023 and 2022, the gross unrecognized tax benefit was $8.7 million and $11.7 million, respectively. If recognized, $5.4 million and $10.8 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2023 and 2022, respectively. Total gross unrecognized tax benefits decreased by $3.0 million in the period from January 31, 2022 to January 31, 2023.

A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including the impact of purchase accounting from the Luum Acquisition, is as follows:

(in thousands)	January 31, 2023	January 31, 2022
Gross unrecognized tax benefits at beginning of year	$11,653	$10,206
Gross amounts of increases and decreases:
Purchase accounting adjustments	—	240
Increases as a result of tax positions taken during a prior period	—	38
Decreases as a result of tax positions taken during a prior period	(183)	—
Increases as a result of tax positions taken during the current period	639	1,169
Decreases resulting from the lapse of the applicable statute of limitations	(3,419)	—
Gross unrecognized tax benefits at end of year	$8,690	$11,653
Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The resulting unrecognized tax benefit recorded within the Company's consolidated balance sheet excludes the following amounts that have been netted against the related deferred tax assets accordingly:

(in thousands)	January 31, 2023	January 31, 2022
Total gross unrecognized tax benefits	$8,690	$11,653
Amounts netted against related deferred tax assets	(4,337)	(7,097)
Unrecognized tax benefits recorded on the consolidated balance sheet	$4,353	$4,556
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other income (expense), net in the statement of operations and comprehensive income (loss). During the fiscal years ended January 31, 2023, 2022, and 2021, the Company recorded penalties and interest of $0.4 million, $0.7 million, and $0.2 million, respectively, related to unrecognized tax benefits. As of January 31, 2023 and 2022, the Company recorded accrued interest and penalties of $1.3 million and $1.5 million, respectively.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the IRS and the state of Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2003.
Note 10. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income (loss) during the fiscal years presented:

	Year ended January 31,
(in thousands)	2023	2022	2021
Cost of revenue	$14,426	$11,258	$7,996
Sales and marketing	9,821	7,001	6,986
Technology and development	13,828	13,132	10,772
General and administrative	24,539	21,359	17,109
Other expense, net	—	342	—
Total stock-based compensation expense	$62,614	$53,092	$42,863

The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2023	2022	2021
Stock options	$882	$1,816	$4,499
Restricted stock units	46,590	37,693	28,040
Performance restricted stock units	15,120	12,948	6,270
Restricted stock awards	22	155	1,335
Performance restricted stock awards	—	138	2,719
Total non-cash stock-based compensation expense	62,614	52,750	42,863
Acquisition awards exchanged for cash	—	342	—
Total stock-based compensation expense	$62,614	$53,092	$42,863
Stock award plans
Incentive Plan. The Company grants stock options and restricted stock units ("RSUs") under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock awards to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock. Historically, the Company also granted restricted stock awards ("RSAs") under the Incentive Plan.
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of January 31, 2023, 9.6 million shares were available for grant under the Incentive Plan.
Stock options
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company team members. Nonqualified stock options may be granted to Company executive officers, other team members, directors and consultants. Such options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan.
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
No options were granted during the fiscal years ended January 31, 2023 and 2022. The weighted-average fair value of options granted during the fiscal year ended January 31, 2021 was $23.68 per share. The key input assumptions utilized in the valuation of the stock options were as follows:

	Year ended January 31,
	2023	2022	2021
Expected dividend yield	n/a	n/a	0%
Expected stock price volatility	n/a	n/a	37.97%
Risk-free interest rate	n/a	n/a	1.39%
Expected life of options	n/a	n/a	5.18 years
Expected volatility was determined using a weighted average volatility of publicly traded peer companies and the Company's own historical volatility. The risk-free interest rate was determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero was based on the fact that the Company had no current plans to pay dividends on its common stock.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2022	1,232	$1.25 - 82.39	$35.64	4.2	$25,719
Exercised	(203)	$1.25 - 59.63	$32.56
Forfeited	(8)	$25.45 - 73.61	$60.84
Outstanding as of January 31, 2023	1,021	$14.00 - 82.39	$36.06	3.2	$27,293
Vested and expected to vest as of January 31, 2023	1,021		$36.06	3.2	$27,293
Exercisable as of January 31, 2023	1,001		$35.29	3.1	$27,293
The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the fiscal years ended January 31, 2023, 2022 and 2021 was $7.2 million, $19.3 million, and $15.4 million, respectively.
As of January 31, 2023, the weighted-average vesting period of non-vested options expected to vest was approximately 0.2 years, and the amount of compensation expense the Company expects to recognize for stock options vesting in future periods was $0.1 million.
Restricted stock units
The Company grants RSUs to certain team members, officers, and directors under the Incentive Plan, which vest upon service-based criteria and performance-based criteria. The weighted-average fair value of RSUs granted during the fiscal years ended January 31, 2023, 2022 and 2021 was $75.64, $64.87 and $56.93 per share, respectively.
Service-based restricted stock units. Generally, service-based RSUs granted prior to March 2022 vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. Service-based RSUs granted in March 2022 or later generally vest 25% on the first anniversary of the vesting commencement date, which is generally the first day of the fiscal quarter of the grant date, with the remaining portion vesting ratably over the following 12 calendar quarters. Service-based RSUs are valued based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
Performance restricted stock units. During the fiscal year ended January 31, 2021, the Company awarded 277,950 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2023. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $20.8 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
During the fiscal year ended January 31, 2022, the Company awarded 249,750 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2024. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $22.4 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
During the fiscal year ended January 31, 2023, the Company awarded 281,784 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2025. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $32.1 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
A summary of RSU activity is as follows:

	Outstanding RSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2022	2,740	$63.15
Granted	1,693	75.64
Vested	(761)	59.15
Forfeited	(661)	66.71
Outstanding as of January 31, 2023	3,011	$70.40
During the fiscal years ended January 31, 2023, 2022 and 2021 the aggregate intrinsic value of RSUs and RSAs vested was $50.7 million, $40.9 million, and $31.8 million, respectively.
As of January 31, 2023, total unrecorded stock-based compensation expense associated with RSUs was $146.0 million, which was expected to be recognized over a weighted-average period of 2.4 years. As of January 31, 2023, there was no unrecorded stock-based compensation expense associated with RSAs, and there were no RSAs outstanding.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of January 31, 2023, the fair value of the Notes was $536.9 million.
The Term Loan Facility is considered a Level 2 instrument and recorded at book value in the Company's consolidated financial statements. The Term Loan Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Term Loan Facility approximates carrying value.
Note 12. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 18 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $8.0 million, $7.1 million and $6.5 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $400,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates.

The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $5.1 million and $3.9 million as of January 31, 2023 and 2022, respectively.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO have concluded that as of January 31, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”).
Based on that assessment, management has concluded that, as of January 31, 2023, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
As previously reported, the WageWorks subsidiary had material weaknesses related to process level and monitoring controls in the areas of the contract-to-cash process and information technology general controls (ITGCs).
During the fiscal year ended January 31, 2023, the Company completed the following remedial actions designed to address the previously identified material weakness in the contract-to-cash process:
•incorporated certain WageWorks processes into the Company’s process-level controls, including implementing complex and/or non-standard billing arrangements;
•executed its plan to consolidate service platforms related to the contract-to-cash cycle, which reduced a significant number of manual business process controls;
•completed its redesign of existing controls, where applicable, and implemented additional controls to further strengthen the control environment;

•formalized the assessment of the relevancy of information and data used in key controls, including the design or augmentation of controls to incorporate the review of the accuracy and completeness of such items; and
•monitored the operating effectiveness of the existing entity-level controls.
During the fiscal year ended January 31, 2023, the Company completed the following remedial actions designed to address the previously identified material weakness in ITGCs:
•executed its plan to consolidate service platforms related to the contract-to-cash cycle, which reduced the number of ITGCs in the areas of logical access and change management;
•completed its redesign of existing controls, where applicable, and implemented additional controls to further strengthen the control environment;
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
Management evaluated the design and operating effectiveness of the process level controls associated with the remediation activities above. Management has concluded that, as of January 31, 2023, such controls are operating effectively and the previously reported material weaknesses in the contract-to-cash process and ITGCs have been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
None.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2023 Annual Meeting of Stockholders is incorporated by reference to our 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2023 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2023 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2023 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2023 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated By-laws of the Company	8-K	001-36568	3.1	February 10, 2023
4.1	Description of Securities of the Company	10-K	001-36568	4.1	March 31, 2020
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Company and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
4.4	Indenture, dated as of October 8, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 4.500% Senior Notes due 2029	8-K	001-36568	4.1	October 12, 2021
10.1	Form of Indemnification Agreement by and between the Company and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.5†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.6†	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.7†	HealthEquity, Inc. and WageWorks, Inc. 2010 Equity Incentive Plan (Amended and Restated in August 2019)	8-K	001-36568	10.2	August 30, 2019
10.8†	Forms of Stock Option Agreements under the HealthEquity, Inc. and WageWorks, Inc. Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	July 19, 2011
10.9†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Company and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.11†	Amendment No. 1 to Employment Agreement between the Company and Jon Kessler, dated April 1, 2017	10-Q	001-36568	10.2	June 4, 2020
10.12†	Employment Agreement, dated June 10, 2014, by and between the Company and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.13†	Employment Agreement, dated June 25, 2020, by and between the Company and Tyson Murdock	8-K	001-36568	10.1	April 1, 2021
10.14†	Employment Agreement, dated May 15, 2018, by and between the Company and Edward R. Bloomberg	10-Q	001-36568	10.1	September 6, 2018
10.15†	Employment Agreement, dated November 9, 2018, by and between the Company and Larry Trittschuh	10-K	001-36568	10.17	March 31, 2022
10.16†	Amendment No. 1 to Employment Agreement, dated December 4, 2018, by and between the Company and Larry Trittschuh	10-K	001-36568	10.18	March 31, 2022

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.17†+	Amendment No. 2 to Employment Agreement, dated December 31, 2022, by and between the Company and Larry Trittschuh
10.18†+	Employment Agreement, dated January 19, 2022, by and between the Company and Elimelech Rosner
10.19	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.20	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.21	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016
10.22	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.23	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.24	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.25	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.26	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.27	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.28	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.29	Credit Agreement, dated as of October 8, 2021, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	October 12, 2021
10.30+	Non-Employee Director Compensation Policy
21.1	List of Subsidiaries	10-K	001-36568	21.1	March 31, 2022
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 30th day of March, 2023.

HEALTHEQUITY, INC.
Date: March 30, 2023	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

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

Date: March 30, 2023	By:	/s/ Robert Selander
	Name:	Robert Selander
	Title:	Chairman of the Board, Director

Date: March 30, 2023	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 30, 2023	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2023	By:	/s/ Paul Black
	Name:	Paul Black
	Title:	Director

Date: March 30, 2023	By:	/s/ Frank Corvino
	Name:	Frank Corvino
	Title:	Director

Date: March 30, 2023	By:	/s/ Adrian Dillon
	Name:	Adrian Dillon
	Title:	Director

Date: March 30, 2023	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 30, 2023	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 30, 2023	By:	/s/ Rajesh Natarajan
	Name:	Rajesh Natarajan
	Title:	Director

Date: March 30, 2023	By:	/s/ Stephen Neeleman
	Name:	Stephen Neeleman, M.D.
	Title:	Vice Chairman and Director

Date: March 30, 2023	By:	/s/ Stuart Parker
	Name:	Stuart Parker
	Title:	Director

Date: March 30, 2023	By:	/s/ Ian Sacks
	Name:	Ian Sacks
	Title:	Director

Date: March 30, 2023	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director