Form 10-Q
period 2023-07-31
HEALTHEQUITY, INC.
filed 2023-09-05
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023
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

As of August 31, 2023, there were 85,627,521 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2023	January 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$290,345	$254,266
Accounts receivable, net of allowance for doubtful accounts of $4,639 and $4,989 as of July 31, 2023 and January 31, 2023, respectively	92,581	96,835
Other current assets	39,631	31,792
Total current assets	422,557	382,893
Property and equipment, net	9,145	12,862
Operating lease right-of-use assets	51,976	56,461
Intangible assets, net	881,937	936,359
Goodwill	1,648,145	1,648,145
Other assets	52,696	52,180
Total assets	$3,066,456	$3,088,900
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,543	$13,899
Accrued compensation	31,421	45,835
Accrued liabilities	49,281	43,668
Current portion of long-term debt	—	17,500
Operating lease liabilities	10,026	10,159
Total current liabilities	103,271	131,061
Long-term liabilities
Long-term debt, net of issuance costs	873,581	907,838
Operating lease liabilities, non-current	52,371	58,988
Other long-term liabilities	13,092	12,708
Deferred tax liability	74,527	82,665
Total long-term liabilities	1,013,571	1,062,199
Total liabilities	1,116,842	1,193,260
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 85,612 and 84,758 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	9	8
Additional paid-in capital	1,785,014	1,745,716
Accumulated earnings	164,591	149,916
Total stockholders’ equity	1,949,614	1,895,640
Total liabilities and stockholders’ equity	$3,066,456	$3,088,900
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue
Service revenue	$105,719	$103,034	$210,831	$207,382
Custodial revenue	98,917	65,599	193,358	124,964
Interchange revenue	38,913	37,509	83,792	79,475
Total revenue	243,549	206,142	487,981	411,821
Cost of revenue
Service costs	76,543	74,914	157,098	155,788
Custodial costs	9,133	7,090	18,133	13,731
Interchange costs	6,943	6,326	13,994	13,317
Total cost of revenue	92,619	88,330	189,225	182,836
Gross profit	150,930	117,812	298,756	228,985
Operating expenses
Sales and marketing	19,123	15,843	39,058	32,403
Technology and development	54,767	46,580	107,959	91,763
General and administrative	27,090	25,937	51,984	49,664
Amortization of acquired intangible assets	23,166	24,181	46,332	47,879
Merger integration	2,044	7,683	5,502	16,977
Total operating expenses	126,190	120,224	250,835	238,686
Income (loss) from operations	24,740	(2,412)	47,921	(9,701)
Other expense
Interest expense	(13,272)	(11,493)	(28,269)	(21,954)
Other income (expense), net	2,756	32	4,584	(269)
Total other expense	(10,516)	(11,461)	(23,685)	(22,223)
Income (loss) before income taxes	14,224	(13,873)	24,236	(31,924)
Income tax provision (benefit)	3,643	(3,219)	9,561	(7,631)
Net income (loss) and comprehensive income (loss)	$10,581	$(10,654)	$14,675	$(24,293)
Net income (loss) per share:
Basic	$0.12	$(0.13)	$0.17	$(0.29)
Diluted	$0.12	$(0.13)	$0.17	$(0.29)
Weighted-average number of shares used in computing net income (loss) per share:
Basic	85,533	84,443	85,286	84,236
Diluted	86,341	84,443	86,356	84,236
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Total stockholders' equity, beginning balance	$1,918,592	$1,855,263	$1,895,640	$1,852,575

Common stock:
Beginning balance	9	8	8	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	1	—
Ending balance	9	8	9	8
Additional paid-in capital:
Beginning balance	1,764,573	1,692,834	1,745,716	1,676,508
Issuance of common stock upon exercise of stock options, and for restricted stock	368	2,134	1,021	4,474
Stock-based compensation	20,073	18,154	38,277	32,140
Ending balance	1,785,014	1,713,122	1,785,014	1,713,122
Accumulated earnings
Beginning balance	154,010	162,420	149,916	176,059
Net income (loss)	10,581	(10,654)	14,675	(24,293)
Ending balance	164,591	151,766	164,591	151,766

Total stockholders' equity, ending balance	$1,949,614	$1,864,896	$1,949,614	$1,864,896
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$14,675	$(24,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,387	80,226
Stock-based compensation	38,277	32,140
Amortization of debt discount and issuance costs	1,461	1,639
Loss on extinguishment of debt	1,157	—
Other non-cash items	—	269
Deferred taxes	(8,138)	(7,558)
Changes in operating assets and liabilities:
Accounts receivable, net	4,254	(3,161)
Other assets	(8,526)	(1,546)
Operating lease right-of-use assets	6,594	4,117
Accrued compensation	(14,675)	(4,973)
Accounts payable, accrued liabilities, and other current liabilities	3,970	(25,586)
Operating lease liabilities, non-current	(8,175)	(3,594)
Other long-term liabilities	384	(454)
Net cash provided by operating activities	108,645	47,226
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(18,794)	(24,215)
Purchases of property and equipment	(590)	(2,384)
Acquisitions of HSA portfolios	—	(68,725)
Net cash used in investing activities	(19,384)	(95,324)
Cash flows from financing activities:
Principal payments on long-term debt	(54,375)	(4,375)
Settlement of client-held funds obligation, net	(161)	(991)
Proceeds from exercise of common stock options	1,354	4,936
Net cash used in financing activities	(53,182)	(430)
Increase (decrease) in cash and cash equivalents	36,079	(48,528)
Beginning cash and cash equivalents	254,266	225,414
Ending cash and cash equivalents	$290,345	$176,886
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2023	2022
Supplemental cash flow data:
Interest expense paid in cash	$23,504	$19,450
Income tax payments, net	15,113	573
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,228	5,040
Purchases of property and equipment included in accounts payable or accrued liabilities	300	356
Acquisitions of HSA portfolios included in accounts payable or accrued liabilities	—	1,849
Exercise of common stock options receivable	50	8
Increase in goodwill due to measurement period adjustments, net	—	163
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
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2023 and for the three and six months ended July 31, 2023 and 2022 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.

Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator (basic and diluted):
Net income (loss)	$10,581	$(10,654)	$14,675	$(24,293)
Denominator (basic):
Weighted-average common shares outstanding	85,533	84,443	85,286	84,236
Denominator (diluted):
Weighted-average common shares outstanding	85,533	84,443	85,286	84,236
Weighted-average dilutive effect of stock options and restricted stock units	808	—	1,070	—
Diluted weighted-average common shares outstanding	86,341	84,443	86,356	84,236
Net income (loss) per share:
Basic	$0.12	$(0.13)	$0.17	$(0.29)
Diluted	$0.12	$(0.13)	$0.17	$(0.29)
For the three months ended July 31, 2023 and 2022, approximately 1.6 million and 3.3 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2023 and 2022, approximately 0.9 million and 2.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income (loss) components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Leasehold improvements	$18,199	$18,269
Furniture and fixtures	8,392	8,392
Computer equipment	27,696	28,021
Property and equipment, gross	54,287	54,682
Accumulated depreciation	(45,142)	(41,820)
Property and equipment, net	$9,145	$12,862
Depreciation expense for the three months ended July 31, 2023 and 2022 was $2.0 million and $3.2 million, respectively, and $4.5 million and $6.4 million for the six months ended July 31, 2023 and 2022, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2023 and January 31, 2023, the balance of deferred revenue was $6.7 million and $8.3 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 63% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. During the three and six months ended July 31, 2023, approximately $1.4 million and $2.9 million, respectively, of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2023. The Company expects to satisfy its remaining obligations for these arrangements.

Leases
The components of operating lease costs were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$2,365	$2,854	$4,966	$5,713
Sublease income	(619)	(551)	(981)	(1,046)
Net operating lease expense	$1,746	$2,303	$3,985	$4,667
Other income (expense), net
Other income (expense), net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Interest income	$2,484	$89	$4,082	$141
Acquisition costs	—	(47)	—	(53)
Other income (expense), net	272	(10)	502	(357)
Total other income (expense), net	$2,756	$32	$4,584	$(269)
Interest expense
Based on the application of Accounting Standards Codification ("ASC") 470-50, Debt - Modifications and Extinguishments, the Company recorded a $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under the Company's Term Loan Facility (as defined in Note 6—Indebtedness) in April 2023, which is included within interest expense in the condensed consolidated statement of operations and comprehensive income for the six months ended July 31, 2023.
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,451	$6,232
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$2,109	$1,092
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	July 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$246,789	$(173,865)	$72,924
Acquired HSA portfolios	261,188	(72,253)	188,935
Acquired customer relationships	759,782	(179,280)	580,502
Acquired developed technology	132,825	(93,370)	39,455
Acquired trade names	12,900	(12,779)	121
Total amortizable intangible assets	$1,413,484	$(531,547)	$881,937

	January 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$233,194	$(152,178)	$81,016
Acquired HSA portfolios	261,188	(63,547)	197,641
Acquired customer relationships	759,782	(153,434)	606,348
Acquired developed technology	132,825	(81,692)	51,133
Acquired trade names	12,900	(12,679)	221
Total amortizable intangible assets	$1,399,889	$(463,530)	$936,359
Amortization expense for the three months ended July 31, 2023 and 2022 was $36.3 million and $37.6 million, respectively, and $72.8 million and $73.8 million for the six months ended July 31, 2023 and 2022, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the six months ended July 31, 2023.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations for office space and data storage facilities, processing services agreements, software subscriptions, telephony services, and other contractual commitments. In April 2023, the Company used $50.0 million of cash to prepay, in direct order of maturity, principal due under its Term Loan Facility. There were no other material changes during the six months ended July 31, 2023, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Legal matters
In April 2021, WageWorks, Inc. ("WageWorks"), a wholly owned subsidiary of the Company, exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease. WageWorks' right to terminate the lease agreement was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”). On November 5, 2021, Union Mesa notified WageWorks that it was in default of the lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, and on November 24, 2021 drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the lease. On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Superior Court of the State of Arizona in and for the County of Maricopa. On January 4, 2022, WageWorks filed an amended complaint in the Superior Court. Pursuant to the lawsuit, WageWorks seeks declaratory judgment that the lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On January 31, 2022, Union Mesa filed a motion to dismiss for the conversion cause of action, which the Superior Court denied on April 13, 2022. On May 18, 2022, Union Mesa filed an answer and counterclaim with the Superior Court, wherein Union Mesa denied WageWorks' claims, and separately seeks recourse against WageWorks for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 19, 2022, Union Mesa filed an amended complaint and counterclaim seeking the same recourse. On June 29, 2022, Union Mesa filed a second amended answer and counterclaim, which names the Company as a counter-defendant. On July 21, 2022, WageWorks and the Company filed an answer to the counterclaims. On April 26, 2023, Union Mesa filed a motion for partial summary judgment, and the Company expects to file its response in due course. Through its claims, Union Mesa is seeking direct and consequential damages in an amount to be proven at trial and an award of its reasonable attorney fees, plus interest until any damages or fees that are awarded are paid. The parties are currently engaged in discovery.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	286,875	341,250
Principal amount	886,875	941,250
Less: unamortized discount and issuance costs (1)	13,294	15,912
Total debt, net	873,581	925,338
Less: current portion of long-term debt	—	17,500
Long-term debt, net	$873,581	$907,838
(1)In addition to the $13.3 million and $15.9 million of unamortized discount and issuance costs related to long-term debt as of July 31, 2023 and January 31, 2023, respectively, $3.0 million and $3.4 million of unamortized issuance costs related to the Company's Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. Accrued interest on the Notes was $9.0 million at each of July 31, 2023 and January 31, 2023, and is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Prior to June 1, 2023, borrowings under the Credit Facilities bore interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Credit Agreement.
On June 1, 2023, the Company entered into an amendment to the Credit Agreement (“Amendment No. 1”) which replaced interest rate provisions based on LIBOR with the forward-looking term rate based on the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”). As a result, borrowings under the Credit Agreement as so amended by Amendment No. 1 bear interest, as of July 31, 2023, at an annual rate equal to, at the option of the Company, either (i) Term SOFR, plus a 0.10% credit spread adjustment, plus a margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate, plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Credit Agreement (as amended by Amendment No. 1). As of July 31, 2023, the stated interest rate was 6.92% and the effective interest rate was 7.68%.
The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of July 31, 2023, no amounts have been drawn under the Revolving Credit Facility.
The loans made under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to the following percentage of the original principal amount of the Term Loan Facility: (i) 2.5% for the first year after October 8, 2021; (ii) 5.0% for each of the second and third years after October 8, 2021; (iii) 7.5% for the fourth year after October 8, 2021; and (iv) 10.0% for the fifth year after October 8, 2021. In addition, the Term Loan Facility is required to be mandatorily prepaid with 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries, subject to customary exceptions and thresholds, including to the extent such proceeds are reinvested in assets useful in the business of the Company and its subsidiaries within 450 days following receipt (or committed to be reinvested within such 450-day period and reinvested within 180 days after the end of such 450-day period). The loans under the Credit Facilities may be prepaid, and the commitments thereunder may be reduced, by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.” In April 2023, the Company used $50.0 million of cash to prepay, in direct order of maturity, principal due under its Term Loan Facility.
The Credit Agreement contains significant customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of July 31, 2023, and for the period then ended.
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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three and six months ended July 31, 2023, the Company recorded an income tax provision of $3.6 million and $9.6 million, respectively. This resulted in an effective income tax provision rate of 25.6% and 39.4% for the three and six months ended July 31, 2023, respectively, compared with an effective income tax benefit rate of 23.2% and 23.9% for the three and six months ended July 31, 2022, respectively. For the three and six months ended July 31, 2023 and 2022, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of July 31, 2023 and January 31, 2023, the Company’s total gross unrecognized tax benefit was $8.9 million and $8.7 million, respectively. If recognized, $5.6 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2023.
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
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$4,714	$3,998	$8,549	$7,005
Sales and marketing	3,478	2,553	6,257	4,567
Technology and development	4,283	2,963	9,175	6,343
General and administrative	7,598	8,640	14,296	14,225
Total stock-based compensation expense	$20,073	$18,154	$38,277	$32,140
Stock award plans
Incentive Plan. The Company grants stock options and restricted stock units ("RSUs") under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock awards to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock.
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of July 31, 2023, 11.5 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2023	1,021	$14.00 - 82.39	$36.06	3.2	$27,293
Exercised	(34)	$14.00 - 44.53	$29.71
Forfeited	(4)	$24.36 - 44.53	$38.41
Outstanding as of July 31, 2023	983	$14.00 - 82.39	$36.27	2.6	$32,047
Vested and expected to vest as of July 31, 2023	983		$36.27	2.6	$32,047
Exercisable as of July 31, 2023	983		$36.27	2.6	$32,047
Restricted stock units
A summary of RSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2023	3,011	$70.40
Granted	1,767	64.46
Vested	(801)	67.53
Forfeited	(250)	71.53
Outstanding as of July 31, 2023	3,727	$68.13
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

The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of July 31, 2023, the fair value of the Notes was $536.7 million.
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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of July 31, 2023, we administered 8.2 million HSAs, with balances totaling $23.2 billion, which we call HSA Assets, as well as 6.8 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 15.0 million as of July 31, 2023.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2023	July 31, 2022	% Change	January 31, 2023
HSAs	8,164	7,523	9%	7,984
New HSAs from sales - Quarter-to-date	156	196	(20)%	445
New HSAs from sales - Year-to-date	290	355	(18)%	971
New HSAs from acquisitions - Year-to-date	—	90	(100)%	90
HSAs with investments	574	516	11%	541
CDBs	6,831	7,023	(3)%	6,933
Total Accounts	14,995	14,546	3%	14,917
Average Total Accounts - Quarter-to-date	14,954	14,497	3%	14,677
Average Total Accounts - Year-to-date	14,967	14,462	3%	14,531
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.6 million, or 9%, from July 31, 2022 to July 31, 2023, primarily driven by new HSAs from sales. The number of our CDBs decreased by 0.2 million, or 3%, from July 31, 2022 to July 31, 2023, primarily driven by a decrease in COBRA accounts due to a change in the manner in which COBRA accounts are counted following migration to our current COBRA platform.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2023	July 31, 2022	% Change	January 31, 2023
HSA cash	$14,021	$13,097	7%	$14,199
HSA investments	9,181	7,441	23%	7,947
Total HSA Assets	23,202	20,538	13%	22,146
Average daily HSA cash - Year-to-date	14,048	12,924	9%	13,049
Average daily HSA cash - Quarter-to-date	14,001	12,941	8%	13,375
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
HSA cash increased by $0.9 billion, or 7%, from July 31, 2022 to July 31, 2023, primarily due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $1.7 billion, or 23%, from July 31, 2022 to July 31, 2023, primarily due to transfers from HSA cash and the increased value of invested balances.
Total HSA Assets increased by $2.7 billion, or 13%, from July 31, 2022 to July 31, 2023, primarily due to net HSA contributions from new and existing HSA members and the increased value of invested balances.
Client-held funds

(in millions, except percentages)	July 31, 2023	July 31, 2022	% Change	January 31, 2023
Client-held funds	$811	$801	1%	$901
Average daily Client-held funds - Year-to-date	896	852	5%	827
Average daily Client-held funds - Quarter-to-date	891	839	6%	809

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
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$10,581	$(10,654)	$14,675	$(24,293)
Interest income	(2,484)	(89)	(4,082)	(141)
Interest expense	13,272	11,493	28,269	21,954
Income tax provision (benefit)	3,643	(3,219)	9,561	(7,631)
Depreciation and amortization	15,180	16,559	31,055	32,347
Amortization of acquired intangible assets	23,166	24,181	46,332	47,879
Stock-based compensation expense	20,073	18,154	38,277	32,140
Merger integration expenses	2,044	7,683	5,502	16,977
Acquisition costs	—	47	—	53
Amortization of incremental costs to obtain a contract	1,350	1,074	2,654	2,142
Costs associated with unused office space	1,286	1,313	2,302	2,607
Other	—	501	153	1,345
Adjusted EBITDA	$88,111	$67,043	$174,698	$125,379
The following table sets forth our net income (loss) as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income (loss)	$10,581	$(10,654)	$21,235	(199)%	$14,675	$(24,293)	$38,968	(160)%
As a percentage of revenue	4%	(5)%			3%	(6)%
Our net income increased by $21.2 million, from net loss of $10.7 million for the three months ended July 31, 2022 to net income of $10.6 million for the three months ended July 31, 2023, due to an increase in gross profit and other income, net, partially offset by net increases in operating expenses and income tax provision, as described more fully in the section entitled "Comparison of the three and six months ended July 31, 2023 and 2022."
Our net income increased by $39.0 million, from net loss of $24.3 million for the six months ended July 31, 2022 to net income of $14.7 million for the six months ended July 31, 2023, due to an increase in gross profit and other income, net, partially offset by net increases in operating expenses and income tax provision, as described more fully in the section entitled "Comparison of the three and six months ended July 31, 2023 and 2022."

The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Adjusted EBITDA	$88,111	$67,043	$21,068	31%	$174,698	$125,379	$49,319	39%
As a percentage of revenue	36%	33%			36%	30%
Our Adjusted EBITDA increased by $21.1 million, or 31%, from $67.0 million for the three months ended July 31, 2022 to $88.1 million for the three months ended July 31, 2023, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
Our Adjusted EBITDA increased by $49.3 million, or 39%, from $125.4 million for the six months ended July 31, 2022 to $174.7 million for the six months ended July 31, 2023, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
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
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2023, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three and six months ended July 31, 2023 and 2022
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service revenue	$105,719	$103,034	$2,685	3%	$210,831	$207,382	$3,449	2%
Custodial revenue	98,917	65,599	33,318	51%	193,358	124,964	68,394	55%
Interchange revenue	38,913	37,509	1,404	4%	83,792	79,475	4,317	5%
Total revenue	$243,549	$206,142	$37,407	18%	$487,981	$411,821	$76,160	18%
Service revenue. The $2.7 million, or 3%, increase in service revenue from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to service revenue earned with respect to new HSAs.
The $3.4 million, or 2%, increase in service revenue from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to service revenue earned with respect to new HSAs.
Custodial revenue. The $33.3 million, or 51%, increase in custodial revenue from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to an increase in average annualized yield on HSA cash from 1.80% for the three months ended July 31, 2022 to 2.37% for the three months ended July 31, 2023, an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate, and the $1.1 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above.
The $68.4 million, or 55%, increase in custodial revenue from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to an increase in average annualized yield on HSA cash from 1.75% for the six months ended July 31, 2022 to 2.34% for the six months ended July 31, 2023, an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate, and the $1.1 billion, or 9%, increase in the year-over-year average daily balance of HSA cash, as described above.
Assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to increase as our existing agreements with our Depository Partners are renewed or replaced, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to positively impact our average annualized yield and thus our custodial revenue. In addition, on an annual basis, relative to the fiscal year ended January 31, 2023, we expect custodial revenue resulting from the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate to increase.
Interchange revenue. The $1.4 million, or 4%, increase in interchange revenue from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to an increase in Total Accounts, partially offset by lower average spend per HSA account.
The $4.3 million, or 5%, increase in interchange revenue from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to an increase in Total Accounts, partially offset by lower average spend per HSA account.
Total revenue. Total revenue increased $37.4 million, or 18%, from the three months ended July 31, 2022 to the three months ended July 31, 2023 due to the increases in custodial, service, and interchange revenues, described above.
Total revenue increased $76.2 million, or 18%, from the six months ended July 31, 2022 to the six months ended July 31, 2023 due to the increases in custodial, interchange, and service revenues, described above.

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
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service costs	$76,543	$74,914	$1,629	2%	$157,098	$155,788	$1,310	1%
Custodial costs	9,133	7,090	2,043	29%	18,133	13,731	4,402	32%
Interchange costs	6,943	6,326	617	10%	13,994	13,317	677	5%
Total cost of revenue	$92,619	$88,330	$4,289	5%	$189,225	$182,836	$6,389	3%
Service costs. The $1.6 million, or 2%, increase in service costs from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to the 3% increase in average Total Accounts, partially offset by a decrease in personnel costs.
The $1.3 million, or 1%, increase in service costs from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to the 3% increase in average Total Accounts, partially offset by a decrease in personnel costs.
Custodial costs. The $2.0 million, or 29%, increase in custodial costs from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.18% during the three months ended July 31, 2022 to 0.22% during the three months ended July 31, 2023, and the $1.1 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above.
The $4.4 million, or 32%, increase in custodial costs from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.17% during the six months ended July 31, 2022 to 0.22% during the six months ended July 31, 2023, and the $1.1 billion, or 9%, increase in the year-over-year average daily balance of HSA cash, as described above.
Interchange costs. The $0.6 million, or 10%, increase in interchange costs from the three months ended July 31, 2022 to the three months ended July 31, 2023 was due to an increase in Total Accounts, partially offset by lower average spend per HSA account.

The $0.7 million, or 5%, increase in interchange costs from the six months ended July 31, 2022 to the six months ended July 31, 2023 was due to an increase in Total Accounts, partially offset by lower average spend per HSA account.
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
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$19,123	$15,843	$3,280	21%	$39,058	$32,403	$6,655	21%
Technology and development	54,767	46,580	8,187	18%	107,959	91,763	16,196	18%
General and administrative	27,090	25,937	1,153	4%	51,984	49,664	2,320	5%
Amortization of acquired intangible assets	23,166	24,181	(1,015)	(4)%	46,332	47,879	(1,547)	(3)%
Merger integration	2,044	7,683	(5,639)	(73)%	5,502	16,977	(11,475)	(68)%
Total operating expenses	$126,190	$120,224	$5,966	5%	$250,835	$238,686	$12,149	5%
Sales and marketing. The $3.3 million, or 21%, increase in sales and marketing expenses from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to an increase in marketing expenses from increased personnel-related expenses and travel costs.
The $6.7 million, or 21%, increase in sales and marketing expenses from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to an increase in marketing expenses from increased personnel-related expenses and travel costs.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to focus on our cross-selling program and marketing campaigns. On an annual basis, relative to the fiscal year ended January 31, 2023, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $8.2 million, or 18%, increase in technology and development expenses from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to increases in personnel-related expenses and software costs.
The $16.2 million, or 18%, increase in technology and development expenses from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to increases in personnel-related expenses and software costs.
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
General and administrative. The $1.2 million, or 4%, increase in general and administrative expenses from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to increases in professional services expense and credit losses from trade receivables, partially offset by a decrease in stock-based compensation.

The $2.3 million, or 5%, increase in general and administrative expenses from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to increases in professional services expense and credit losses from trade receivables.
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
Amortization of acquired intangible assets. The $1.0 million, or 4%, decrease in amortization of acquired intangible assets from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to the smaller carrying amount of intangible assets that have not been fully amortized.
The $1.5 million, or 3%, decrease in amortization of acquired intangible assets from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to the smaller amount of intangible assets that have not been fully amortized.
Merger integration. The $5.6 million, or 73%, decrease in merger integration expense from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to a decrease in merger integration activities related to the acquisitions of WageWorks and the Further business.
The $11.5 million, or 68%, decrease in merger integration expense from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to a decrease in merger integration activities related to the acquisitions of the Further business and WageWorks.
The $2.0 million and $5.5 million in merger integration expense for the three and six months ended July 31, 2023 was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the WageWorks acquisition, including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, and professional fees associated with the remediation of material weaknesses in internal control over financial reporting. We expect merger integration expenses attributable to the Further acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the date of the acquisition, which occurred in November 2021.
Interest expense
The $1.8 million, or 15%, increase in interest expense from the three months ended July 31, 2022 to the three months ended July 31, 2023 was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.68% as of July 31, 2023, up from 4.92% as of July 31, 2022, partially offset by a lower average principal balance under our Term Loan Facility.
The $6.3 million, or 29%, increase in interest expense from the six months ended July 31, 2022 to the six months ended July 31, 2023 was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.68% as of July 31, 2023, up from 4.92% as of July 31, 2022, and a $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under our Term Loan Facility in April 2023, partially offset by a lower average principal balance under our Term Loan Facility.
Our Term Loan Facility had an outstanding principal balance of $286.9 million and $345.6 million as of July 31, 2023 and 2022, respectively. The decrease was due to principal payments, including the $50.0 million prepayment in April 2023.
On an annual basis, relative to the fiscal year ended January 31, 2023, we expect our interest expense to increase, primarily due to the impact of increased interest rates on our Term Loan Facility and the $1.2 million loss on extinguishment of debt in April 2023, partially offset by a lower average principal balance under our Term Loan Facility. The interest rate on our Term Loan Facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates continue to increase in future periods.
Other income (expense), net
The $2.7 million increase in other income, net, from $32 thousand during the three months ended July 31, 2022 to $2.8 million during the three months ended July 31, 2023 was primarily due to a $2.4 million increase in interest income on corporate cash and a $0.3 million increase in other income, net.

The $4.9 million change in other income (expense), net, from expense of $0.3 million during the six months ended July 31, 2022 to income of $4.6 million during the six months ended July 31, 2023 was primarily due to a $3.9 million increase in interest income on corporate cash and a $0.9 million increase in other income, net.

Income tax provision (benefit)
For the three months ended July 31, 2023 and 2022, we recorded an income tax provision of $3.6 million and an income tax benefit of $3.2 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income, a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, an increase in nondeductible executive compensation, and a decrease in research and development tax credits.
For the six months ended July 31, 2023 and 2022, we recorded an income tax provision of $9.6 million and an income tax benefit of $7.6 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income, a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, an increase in nondeductible executive compensation, and a decrease in research and development tax credits.
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
As of July 31, 2023 and January 31, 2023, cash and cash equivalents were $290.3 million and $254.3 million, respectively.
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
Our credit agreement includes a five-year senior secured revolving credit facility (the “Revolving Credit Facility”), in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of July 31, 2023, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the credit agreement as of July 31, 2023, and for the period then ended.

Use of cash
In April 2023, we used $50.0 million of cash to prepay, in direct order of maturity, principal due under our Term Loan Facility.
Capital expenditures for the six months ended July 31, 2023 and 2022 were $19.4 million and $26.6 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2024 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$108,645	$47,226
Net cash used in investing activities	(19,384)	(95,324)
Net cash used in financing activities	(53,182)	(430)
Increase (decrease) in cash and cash equivalents	36,079	(48,528)
Beginning cash and cash equivalents	254,266	225,414
Ending cash and cash equivalents	$290,345	$176,886
Cash flows from operating activities. Net cash provided by operating activities increased by $61.4 million from the six months ended July 31, 2022 to the six months ended July 31, 2023 primarily due to increased collections with respect to our custodial and interchange revenues and a decrease in cash payments made to our accounts payable, accrued liabilities, and other current liabilities during the six months ended July 31, 2023.
Cash flows from investing activities. Net cash used in investing activities decreased by $75.9 million from the six months ended July 31, 2022 to the six months ended July 31, 2023 due to a $68.7 million decrease in cash used in HSA portfolio acquisitions, a $5.4 million decrease in cash used for purchases of software and capitalized software development costs, and a $1.8 million decrease in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash used in financing activities increased by $52.8 million from the six months ended July 31, 2022 to the six months ended July 31, 2023 due to the $50.0 million of cash used to prepay, in direct order of maturity, principal due under our Term Loan Facility and a $3.6 million decrease in proceeds from the exercise of common stock options. These changes were partially offset by a $0.8 million decrease in net payments made in the settlement of client-held funds obligation.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of July 31, 2023, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The standby letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.

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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2023, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2023 and 2022, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of July 31, 2023 and January 31, 2023 were $290.3 million and $254.3 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of July 31, 2023 and January 31, 2023 was $92.6 million and $96.8 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2023 and January 31, 2023, we held in custody HSA Assets of $23.2 billion and $22.1 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of

HSA Assets held by our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2023 and January 31, 2023, we held Client-held funds of $811 million and $901 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2023 and January 31, 2023, we had unrestricted cash and cash equivalents of $290.3 million and $254.3 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of July 31, 2023 and January 31, 2023, we had $286.9 million and $341.3 million, respectively, outstanding under our term loan facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The stated interest rate on our term loan credit facility and Revolving Credit Facility is variable and was 6.92% at July 31, 2023. Accordingly, we may incur additional expense if interest rates further increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities as of July 31, 2023 would result in approximately $2.9 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of July 31, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5. Other information
Rule 10b5-1 plan elections
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2023.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1 to Credit Agreement, dated as of June 1, 2023, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	June 2, 2023
10.2	Employment Agreement, dated June 13, 2023, between James M. Lucania and the Company	8-K	001-36568	10.1	June 14, 2023
10.3	Letter Agreement, dated June 30, 2023, between Tyson Murdock and the Company	8-K	001-36568	10.1	July 3, 2023
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 5, 2023	By:	/s/ Tyson Murdock
	Name:	Tyson Murdock
	Title:	Executive Vice President and Chief Financial Officer