Form 10-Q
period 2023-10-31
HEALTHEQUITY, INC.
filed 2023-12-05
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023
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

As of November 29, 2023, there were 85,801,144 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial statements
	Condensed consolidated balance sheets as of October 31, 2023 (unaudited) and January 31, 2023	3
	Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 31, 2023 and 2022 (unaudited)	4
	Condensed consolidated statements of stockholders' equity for the three and nine months ended October 31, 2023 and 2022 (unaudited)	5
	Condensed consolidated statements of cash flows for the nine months ended October 31, 2023 and 2022 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	8
Item 2.	Management's discussion and analysis of financial condition and results of operations	18
Item 3.	Quantitative and qualitative disclosures about market risk	32
Item 4.	Controls and procedures	33
Part II. OTHER INFORMATION
Item 1.	Legal proceedings	35
Item 1A.	Risk factors	35
Item 5.	Other information	35
Item 6.	Exhibits	36
	Signatures	37

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2023	January 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$334,061	$254,266
Accounts receivable, net of allowance for doubtful accounts of $4,876 and $4,989 as of October 31, 2023 and January 31, 2023, respectively	96,181	96,835
Other current assets	44,166	31,792
Total current assets	474,408	382,893
Property and equipment, net	7,660	12,862
Operating lease right-of-use assets	50,329	56,461
Intangible assets, net	860,514	936,359
Goodwill	1,648,145	1,648,145
Other assets	52,446	52,180
Total assets	$3,093,502	$3,088,900
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,419	$13,899
Accrued compensation	31,208	45,835
Accrued liabilities	41,840	43,668
Current portion of long-term debt	—	17,500
Operating lease liabilities	9,769	10,159
Total current liabilities	96,236	131,061
Long-term liabilities
Long-term debt, net of issuance costs	874,270	907,838
Operating lease liabilities, non-current	50,580	58,988
Other long-term liabilities	17,711	12,708
Deferred tax liability	66,737	82,665
Total long-term liabilities	1,009,298	1,062,199
Total liabilities	1,105,534	1,193,260
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 85,800 and 84,758 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	9	8
Additional paid-in capital	1,808,695	1,745,716
Accumulated earnings	179,264	149,916
Total stockholders’ equity	1,987,968	1,895,640
Total liabilities and stockholders’ equity	$3,093,502	$3,088,900
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (loss) (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue
Service revenue	$107,512	$108,580	$318,343	$315,962
Custodial revenue	106,575	74,642	299,933	199,606
Interchange revenue	35,132	32,864	118,924	112,339
Total revenue	249,219	216,086	737,200	627,907
Cost of revenue
Service costs	75,347	76,493	232,445	232,281
Custodial costs	9,177	6,812	27,310	20,543
Interchange costs	6,287	5,923	20,281	19,240
Total cost of revenue	90,811	89,228	280,036	272,064
Gross profit	158,408	126,858	457,164	355,843
Operating expenses
Sales and marketing	19,656	17,245	58,714	49,648
Technology and development	55,614	48,890	163,573	140,653
General and administrative	26,379	25,131	78,363	74,795
Amortization of acquired intangible assets	23,213	23,541	69,545	71,420
Merger integration	2,655	6,509	8,157	23,486
Total operating expenses	127,517	121,316	378,352	360,002
Income (loss) from operations	30,891	5,542	78,812	(4,159)
Other expense
Interest expense	(13,545)	(12,165)	(41,814)	(34,119)
Other income, net	3,741	443	8,325	174
Total other expense	(9,804)	(11,722)	(33,489)	(33,945)
Income (loss) before income taxes	21,087	(6,180)	45,323	(38,104)
Income tax provision (benefit)	6,414	(4,539)	15,975	(12,170)
Net income (loss) and comprehensive income (loss)	$14,673	$(1,641)	$29,348	$(25,934)
Net income (loss) per share:
Basic	$0.17	$(0.02)	$0.34	$(0.31)
Diluted	$0.17	$(0.02)	$0.34	$(0.31)
Weighted-average number of shares used in computing net income (loss) per share:
Basic	85,697	84,572	85,424	84,349
Diluted	87,122	84,572	86,707	84,349
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Total stockholders' equity, beginning balance	$1,949,614	$1,864,896	$1,895,640	$1,852,575

Common stock:
Beginning balance	9	8	8	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	1	—
Ending balance	9	8	9	8
Additional paid-in capital:
Beginning balance	1,785,014	1,713,122	1,745,716	1,676,508
Issuance of common stock upon exercise of stock options, and for restricted stock	2,019	1,693	3,040	6,167
Stock-based compensation	21,662	18,170	59,939	50,310
Ending balance	1,808,695	1,732,985	1,808,695	1,732,985
Accumulated earnings
Beginning balance	164,591	151,766	149,916	176,059
Net income (loss)	14,673	(1,641)	29,348	(25,934)
Ending balance	179,264	150,125	179,264	150,125

Total stockholders' equity, ending balance	$1,987,968	$1,883,118	$1,987,968	$1,883,118
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$29,348	$(25,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,167	120,726
Stock-based compensation	59,939	50,310
Amortization of debt discount and issuance costs	2,150	2,454
Loss on extinguishment of debt	1,157	—
Other non-cash items	—	269
Deferred taxes	(15,928)	(10,565)
Changes in operating assets and liabilities:
Accounts receivable, net	654	(451)
Other assets	(12,820)	6,809
Operating lease right-of-use assets	8,241	6,169
Accrued compensation	(14,829)	(11,630)
Accounts payable, accrued liabilities, and other current liabilities	(2,363)	(33,170)
Operating lease liabilities, non-current	(9,966)	(5,401)
Other long-term liabilities	5,003	(4,427)
Net cash provided by operating activities	165,753	95,159
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(30,413)	(35,306)
Purchases of property and equipment	(1,134)	(2,971)
Acquisitions of HSA portfolios	(3,257)	(70,574)
Net cash used in investing activities	(34,804)	(108,851)
Cash flows from financing activities:
Principal payments on long-term debt	(54,375)	(6,562)
Settlement of client-held funds obligation, net	(183)	(1,579)
Proceeds from exercise of common stock options	3,404	6,616
Net cash used in financing activities	(51,154)	(1,525)
Increase (decrease) in cash and cash equivalents	79,795	(15,217)
Beginning cash and cash equivalents	254,266	225,414
Ending cash and cash equivalents	$334,061	$210,197
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Nine months ended October 31,
(in thousands)	2023	2022
Supplemental cash flow data:
Interest expense paid in cash	$44,194	$36,268
Income tax payments, net	24,777	775
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	2,882	4,099
Purchases of property and equipment included in accounts payable or accrued liabilities	98	297
Exercise of common stock options receivable	19	21
Increase in goodwill due to measurement period adjustments, net	—	77
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
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2023 and for the three and nine months ended October 31, 2023 and 2022 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
None.

Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator (basic and diluted):
Net income (loss)	$14,673	$(1,641)	$29,348	$(25,934)
Denominator (basic):
Weighted-average common shares outstanding	85,697	84,572	85,424	84,349
Denominator (diluted):
Weighted-average common shares outstanding	85,697	84,572	85,424	84,349
Weighted-average dilutive effect of stock options and restricted stock units	1,425	—	1,283	—
Diluted weighted-average common shares outstanding	87,122	84,572	86,707	84,349
Net income (loss) per share:
Basic	$0.17	$(0.02)	$0.34	$(0.31)
Diluted	$0.17	$(0.02)	$0.34	$(0.31)
For the three months ended October 31, 2023 and 2022, approximately 0.6 million and 2.0 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2023 and 2022, approximately 1.0 million and 2.4 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income (loss) components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Leasehold improvements	$18,214	$18,269
Furniture and fixtures	8,392	8,392
Computer equipment	26,918	28,021
Property and equipment, gross	53,524	54,682
Accumulated depreciation	(45,864)	(41,820)
Property and equipment, net	$7,660	$12,862
Depreciation expense for the three months ended October 31, 2023 and 2022 was $1.8 million and $2.9 million, respectively, and $6.4 million and $9.4 million for the nine months ended October 31, 2023 and 2022, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of October 31, 2023 and January 31, 2023, the balance of deferred revenue was $5.8 million and $8.3 million, respectively, and is included within accrued liabilities on the Company's condensed consolidated balance sheets. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 67% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. During the three and nine months ended October 31, 2023, approximately $1.1 million and $4.0 million, respectively, of revenue was recognized that was included in the balance of deferred revenue as of January 31, 2023. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$2,323	$2,855	$7,289	$8,568
Sublease income	(813)	(568)	(1,795)	(1,614)
Net operating lease expense	$1,510	$2,287	$5,494	$6,954
Accrued liabilities
Accrued inventory of $5.7 million is included within accrued liabilities on the Company's condensed consolidated balance sheet as of October 31, 2023.
Other income, net
Other income, net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Interest income	$3,713	$443	$7,795	$584
Acquisition costs	—	—	—	(53)
Other income (expense), net	28	—	530	(357)
Total other income, net	$3,741	$443	$8,325	$174
Interest expense
Based on the application of Accounting Standards Codification ("ASC") 470-50, Debt - Modifications and Extinguishments, the Company recorded a $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under the Company's Term Loan Facility (as defined in Note 6—Indebtedness) in April 2023, which is included within interest expense in the condensed consolidated statement of operations and comprehensive income for the nine months ended October 31, 2023.
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine months ended October 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,174	$9,387
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	$2,109	$1,092

Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	October 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$257,863	$(186,405)	$71,458
Acquired HSA portfolios	264,445	(76,654)	187,791
Acquired customer relationships	759,782	(192,203)	567,579
Acquired developed technology	132,825	(99,210)	33,615
Acquired trade names	12,900	(12,829)	71
Total amortizable intangible assets	$1,427,815	$(567,301)	$860,514

	January 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$233,194	$(152,178)	$81,016
Acquired HSA portfolios	261,188	(63,547)	197,641
Acquired customer relationships	759,782	(153,434)	606,348
Acquired developed technology	132,825	(81,692)	51,133
Acquired trade names	12,900	(12,679)	221
Total amortizable intangible assets	$1,399,889	$(463,530)	$936,359
Amortization expense for the three months ended October 31, 2023 and 2022 was $36.0 million and $37.6 million, respectively, and $108.8 million and $111.4 million for the nine months ended October 31, 2023 and 2022, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the nine months ended October 31, 2023.
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
In September 2023, the Company entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC, for a purchase price of $425.0 million and up to $20.0 million in transfer-related expenses. In addition, the Company expects to incur approximately $7.0 million of transaction costs associated with the acquisition. The agreement contemplates a transfer of approximately 665,000 customer accounts and their approximately $2.8 billion of HSA assets and includes a mechanism to adjust the purchase price based on the amount of HSA assets actually transferred. Pursuant to the agreement, HealthEquity will assume a contract with a depository partner representing approximately 7% of the total maximum acquired HSA assets, which provides a custodial yield that is below current market rates and expires in June 2026. The transfer is expected to close in multiple tranches during the first half of fiscal 2025, subject to the satisfaction of certain customary closing conditions. The Company expects to pay approximately 50% of the purchase price and associated costs using cash on hand, with the remainder paid using the Company’s Revolving Credit Facility (as defined in Note 6—Indebtedness) with the actual percentages to be determined in connection with the payment for each tranche.

There were no other material changes during the nine months ended October 31, 2023, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Legal matters
In April 2021, WageWorks, Inc. ("WageWorks"), a wholly owned subsidiary of the Company, exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement. Because the lease had not yet commenced, the Company had not recognized a right-of-use asset, operating lease liability, or any rent expense associated with the lease. WageWorks' right to terminate the lease agreement was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”). On November 5, 2021, Union Mesa notified WageWorks that it was in default of the lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, and on November 24, 2021 drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the lease. On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Superior Court of the State of Arizona in and for the County of Maricopa. On January 4, 2022, WageWorks filed an amended complaint in the Superior Court. Pursuant to the lawsuit, WageWorks seeks declaratory judgment that the lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On January 31, 2022, Union Mesa filed a motion to dismiss for the conversion cause of action, which the Superior Court denied on April 13, 2022. On May 18, 2022, Union Mesa filed an answer and counterclaim with the Superior Court, wherein Union Mesa denied WageWorks' claims, and separately seeks recourse against WageWorks for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 19, 2022, Union Mesa filed an amended complaint and counterclaim seeking the same recourse. On June 29, 2022, Union Mesa filed a second amended answer and counterclaim, which names the Company as a counter-defendant. On July 21, 2022, WageWorks and the Company filed an answer to the counterclaims. On April 26, 2023, Union Mesa filed a motion for partial summary judgment, the Company and WageWorks filed a response on September 5, 2023, an oral argument was held on the motion on September 29, 2023, and the parties are awaiting a decision on the motion from the Superior Court. Through its claims, Union Mesa is seeking direct and consequential damages in an amount to be proven at trial and an award of its reasonable attorney fees, plus interest until any damages or fees that are awarded are paid. The parties are currently engaged in discovery.
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

Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	286,875	341,250
Principal amount	886,875	941,250
Less: unamortized discount and issuance costs (1)	12,605	15,912
Total debt, net	874,270	925,338
Less: current portion of long-term debt	—	17,500
Long-term debt, net	$874,270	$907,838
(1)In addition to the $12.6 million and $15.9 million of unamortized discount and issuance costs related to long-term debt as of October 31, 2023 and January 31, 2023, respectively, $2.7 million and $3.4 million of unamortized issuance costs related to the Company's Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. Accrued interest on the Notes was $2.3 million and $9.0 million as of October 31, 2023 and January 31, 2023, respectively, and is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
On June 1, 2023, the Company entered into an amendment to the Credit Agreement (“Amendment No. 1”) which replaced interest rate provisions based on LIBOR with the forward-looking term rate based on the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”). As a result, borrowings under the Credit Agreement as so amended by Amendment No. 1 bear interest, as of October 31, 2023, at an annual rate equal to, at the option of the Company, either (i) Term SOFR, plus a 0.10% credit spread adjustment, plus a margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate, plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Credit Agreement (as amended by Amendment No. 1). As of October 31, 2023, the stated interest rate was 6.68% and the effective interest rate was 7.44%.
The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of October 31, 2023, no amounts have been drawn under the Revolving Credit Facility.
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
The Credit Agreement contains significant customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2023, and for the period then ended.
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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three and nine months ended October 31, 2023, the Company recorded an income tax provision of $6.4 million and $16.0 million, respectively. This resulted in an effective income tax provision rate of 30.4% and 35.2% for the three and nine months ended October 31, 2023, respectively, compared with an effective income tax benefit rate of 73.4% and 31.9% for the three and nine months ended October 31, 2022, respectively. For the three and nine months ended October 31, 2023, discrete tax items impacting the effective tax rate were primarily due to return-to-provision adjustments on research and development tax credits, an increase in unrecognized tax benefits, adjustments from settlement of an Internal Revenue Service ("IRS") examination, and differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense. For the three and nine months ended October 31, 2022, discrete tax items impacting the effective tax rate were primarily due to a decrease in unrecognized tax benefits and differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of October 31, 2023 and January 31, 2023, the Company’s total gross unrecognized tax benefit was $13.8 million and $8.7 million, respectively. If recognized, $10.3 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2023.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the state of Texas. The Texas examination may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. An IRS examination was effectively settled during the three months ended October 31, 2023; adjustments recorded as a result of the examination were not material. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income (loss) during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$4,673	$3,662	$13,222	$10,667
Sales and marketing	3,506	2,569	9,763	7,136
Technology and development	5,923	4,045	15,098	10,388
General and administrative	7,560	7,894	21,856	22,119
Total stock-based compensation expense	$21,662	$18,170	$59,939	$50,310
Stock award plans
Incentive Plan. The Company grants stock options and restricted stock units ("RSUs") under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provided for the issuance of stock awards to the directors and team members of the Company to purchase up to an aggregate of 2.6 million shares of common stock.
In addition, under the Incentive Plan, the number of shares of common stock reserved for issuance under the Incentive Plan automatically increases on February 1 of each year, beginning as of February 1, 2015 and continuing through and including February 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by the board of directors. As of October 31, 2023, 11.5 million shares were available for grant under the Incentive Plan.

Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2023	1,021	$14.00 - 82.39	$36.06	3.2	$27,293
Exercised	(99)	$14.00 - 59.63	$30.68
Forfeited	(4)	$24.36 - 44.53	$38.41
Outstanding as of October 31, 2023	918	$14.00 - 82.39	$36.63	2.4	$32,636
Vested and expected to vest as of October 31, 2023	918		$36.63	2.4	$32,636
Exercisable as of October 31, 2023	918		$36.63	2.4	$32,636
Restricted stock units
A summary of RSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2023	3,011	$70.40
Granted	1,890	64.82
Vested	(925)	67.34
Forfeited	(307)	70.03
Outstanding as of October 31, 2023	3,669	$68.33
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of October 31, 2023, the fair value of the Notes was $514.7 million.

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

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the impact on the Company of societal and economic changes arising out of the COVID-19 pandemic, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2023, we administered 8.3 million HSAs, with balances totaling $22.6 billion, which we call HSA Assets, as well as 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 15.3 million as of October 31, 2023.
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
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2023, measured by HSA Assets. According to Devenir, as of June 2023, we are the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology.

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
BenefitWallet HSA portfolio acquisition
In September 2023, we entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC, for a purchase price of $425.0 million and up to $20.0 million in transfer-related expenses. In addition, we expect to incur approximately $7.0 million of transaction costs associated with the acquisition. The agreement contemplates a transfer of approximately 665,000 customer accounts and their approximately $2.8 billion of HSA Assets and includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred. Pursuant to the agreement, HealthEquity will assume a contract with a Depository Partner representing approximately 7% of the total maximum acquired HSA Assets, which provides a custodial yield that is below current market rates and expires in June 2026. The transfer is expected to close in multiple tranches during the first half of fiscal 2025, subject to the satisfaction of certain customary closing conditions. We expect to pay approximately 50% of the purchase price and associated costs using cash on hand, with the remainder paid using our revolving credit facility with the actual percentages to be determined in connection with the payment for each tranche.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, and our other reports filed with the SEC.
Our acquisition and integration strategy
We have historically acquired HSA portfolios and businesses that strengthen our service offerings, including through the pending BenefitWallet HSA portfolio acquisition. We plan to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquired HSA portfolios. Our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner and to realize anticipated synergies.
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average family premium for employer-sponsored health insurance has risen by 22% since 2018 and 47% since 2013, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.

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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2023	October 31, 2022	% Change	January 31, 2023
HSAs	8,295	7,650	8%	7,984
New HSAs from sales - Quarter-to-date	163	170	(4)%	445
New HSAs from sales - Year-to-date	453	526	(14)%	971
New HSAs from acquisitions - Year-to-date	—	90	(100)%	90
HSAs with investments	592	529	12%	541
CDBs	6,984	6,849	2%	6,933
Total Accounts	15,279	14,499	5%	14,917
Average Total Accounts - Quarter-to-date	15,167	14,523	4%	14,677
Average Total Accounts - Year-to-date	15,034	14,482	4%	14,531
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.6 million, or 8%, from October 31, 2022 to October 31, 2023, driven by new HSAs from sales. The number of our CDBs increased by 0.1 million, or 2%, from October 31, 2022 to October 31, 2023, primarily driven by an increase in HRA and commuter accounts, partially offset by a decrease in COBRA accounts due to a change in the manner in which COBRA accounts are counted following migration to our current COBRA platform.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2023	October 31, 2022	% Change	January 31, 2023
HSA cash	$13,971	$13,096	7%	$14,199
HSA investments	8,597	7,108	21%	7,947
Total HSA Assets	22,568	20,204	12%	22,146
Average daily HSA cash - Quarter-to-date	13,977	12,973	8%	13,375
Average daily HSA cash - Year-to-date	14,024	12,941	8%	13,049
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
HSA cash increased by $0.9 billion, or 7%, from October 31, 2022 to October 31, 2023, primarily due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $1.5 billion, or 21%, from October 31, 2022 to October 31, 2023, primarily due to transfers from HSA cash and the increased value of invested balances.
Total HSA Assets increased by $2.4 billion, or 12%, from October 31, 2022 to October 31, 2023, primarily due to net HSA contributions from new and existing HSA members and the increased value of invested balances.
Client-held funds

(in millions, except percentages)	October 31, 2023	October 31, 2022	% Change	January 31, 2023
Client-held funds	$761	$759	0%	$901
Average daily Client-held funds - Quarter-to-date	794	794	0%	809
Average daily Client-held funds - Year-to-date	862	832	4%	827

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
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$14,673	$(1,641)	$29,348	$(25,934)
Interest income	(3,713)	(443)	(7,795)	(584)
Interest expense	13,545	12,165	41,814	34,119
Income tax provision (benefit)	6,414	(4,539)	15,975	(12,170)
Depreciation and amortization	14,567	16,959	45,622	49,306
Amortization of acquired intangible assets	23,213	23,541	69,545	71,420
Stock-based compensation expense	21,662	18,170	59,939	50,310
Merger integration expenses	2,655	6,509	8,157	23,486
Acquisition costs	—	—	—	53
Amortization of incremental costs to obtain a contract	1,379	1,114	4,033	3,256
Costs associated with unused office space	950	1,181	3,252	3,788
Other	301	345	454	1,690
Adjusted EBITDA	$95,646	$73,361	$270,344	$198,740
The following table sets forth our net income (loss) as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income (loss)	$14,673	$(1,641)	$16,314	*	$29,348	$(25,934)	$55,282	*
As a percentage of revenue	6%	(1)%			4%	(4)%
*Not meaningful
Our net income increased by $16.3 million, from net loss of $1.6 million for the three months ended October 31, 2022 to net income of $14.7 million for the three months ended October 31, 2023, due to an increase in gross profit and other income, net, partially offset by net increases in operating expenses and income tax provision, as described more fully in the section entitled "Comparison of the three and nine months ended October 31, 2023 and 2022."
Our net income increased by $55.3 million, from net loss of $25.9 million for the nine months ended October 31, 2022 to net income of $29.3 million for the nine months ended October 31, 2023, due to an increase in gross profit and other income, net, partially offset by net increases in operating expenses and income tax provision, as described more fully in the section entitled "Comparison of the three and nine months ended October 31, 2023 and 2022."

The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Adjusted EBITDA	$95,646	$73,361	$22,285	30%	$270,344	$198,740	$71,604	36%
As a percentage of revenue	38%	34%			37%	32%
Our Adjusted EBITDA increased by $22.3 million, or 30%, from $73.4 million for the three months ended October 31, 2022 to $95.6 million for the three months ended October 31, 2023, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
Our Adjusted EBITDA increased by $71.6 million, or 36%, from $198.7 million for the nine months ended October 31, 2022 to $270.3 million for the nine months ended October 31, 2023, primarily due to an increase in total revenue, partially offset by increases in personnel and related costs.
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
Other income, net
Other income, net, consists primarily of interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of October 31, 2023, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three and nine months ended October 31, 2023 and 2022
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service revenue	$107,512	$108,580	$(1,068)	(1)%	$318,343	$315,962	$2,381	1%
Custodial revenue	106,575	74,642	31,933	43%	299,933	199,606	100,327	50%
Interchange revenue	35,132	32,864	2,268	7%	118,924	112,339	6,585	6%
Total revenue	$249,219	$216,086	$33,133	15%	$737,200	$627,907	$109,293	17%
Service revenue. The $1.1 million, or 1%, decrease in service revenue from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to lower fees with respect to FSA and COBRA accounts, partially offset by service revenue earned with respect to new HSAs.
The $2.4 million, or 1%, increase in service revenue from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to service revenue earned with respect to new HSAs, partially offset by lower fees with respect to FSA and COBRA accounts.
Custodial revenue. The $31.9 million, or 43%, increase in custodial revenue from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to an increase in average annualized yield on HSA cash from 2.00% for the three months ended October 31, 2022 to 2.58% for the three months ended October 31, 2023 (due to both higher interest rates overall and increased participation in our Enhanced Rates offering), the $1.0 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
The $100.3 million, or 50%, increase in custodial revenue from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to an increase in average annualized yield on HSA cash from 1.83% for the nine months ended October 31, 2022 to 2.42% for the nine months ended October 31, 2023 (due to both higher interest rates overall and increased participation in our Enhanced Rates offering), the $1.1 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
Assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as our existing agreements with our Depository Partners are renewed or replaced, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. In addition, on an annual basis, relative to the fiscal year ended January 31, 2023, we expect custodial revenue resulting from the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate to increase.
Interchange revenue. The $2.3 million, or 7%, increase in interchange revenue from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to an increase in Total Accounts.
The $6.6 million, or 6%, increase in interchange revenue from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased $33.1 million, or 15%, from the three months ended October 31, 2022 to the three months ended October 31, 2023 due to the increases in custodial and interchange revenues, partially offset by the decrease in service revenues, described above.

Total revenue increased $109.3 million, or 17%, from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 due to the increases in custodial, interchange, and service revenues, described above.
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
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service costs	$75,347	$76,493	$(1,146)	(1)%	$232,445	$232,281	$164	0%
Custodial costs	9,177	6,812	2,365	35%	27,310	20,543	6,767	33%
Interchange costs	6,287	5,923	364	6%	20,281	19,240	1,041	5%
Total cost of revenue	$90,811	$89,228	$1,583	2%	$280,036	$272,064	$7,972	3%
Service costs. The $1.1 million, or 1%, decrease in service costs from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to efficiencies resulting from our technology investments and lower amortization expense, partially offset by increases in personnel-related costs.
The $0.2 million, or less than 1%, increase in service costs from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to increases in personnel-related costs, largely offset by efficiencies resulting from our technology investments and lower amortization expense.
Custodial costs. The $2.4 million, or 35%, increase in custodial costs from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.17% during the three months ended October 31, 2022 to 0.22% during the three months ended October 31, 2023, and the $1.0 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above.
The $6.8 million, or 33%, increase in custodial costs from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.17% during the nine months ended October 31, 2022 to 0.22% during the nine months ended October 31, 2023, and the $1.1 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above.
On an annual basis, relative to the fiscal year ended January 31, 2023, we expect custodial costs to increase due to an increase in the average annualized rate of interest retained by HSA members on HSA cash and an increase in the year-over-year average daily balance of HSA cash.
Interchange costs. The $0.4 million, or 6%, increase in interchange costs from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to an increase in Total Accounts.
The $1.0 million, or 5%, increase in interchange costs from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to an increase in Total Accounts.
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
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$19,656	$17,245	$2,411	14%	$58,714	$49,648	$9,066	18%
Technology and development	55,614	48,890	6,724	14%	163,573	140,653	22,920	16%
General and administrative	26,379	25,131	1,248	5%	78,363	74,795	3,568	5%
Amortization of acquired intangible assets	23,213	23,541	(328)	(1)%	69,545	71,420	(1,875)	(3)%
Merger integration	2,655	6,509	(3,854)	(59)%	8,157	23,486	(15,329)	(65)%
Total operating expenses	$127,517	$121,316	$6,201	5%	$378,352	$360,002	$18,350	5%
Sales and marketing. The $2.4 million, or 14%, increase in sales and marketing expenses from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to an increase in marketing expenses from increased personnel-related expenses and travel costs.
The $9.1 million, or 18%, increase in sales and marketing expenses from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to an increase in marketing expenses from increased personnel-related expenses and travel costs.
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
Technology and development. The $6.7 million, or 14%, increase in technology and development expenses from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to increases in personnel-related expenses and software costs.
The $22.9 million, or 16%, increase in technology and development expenses from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to increases in personnel-related expenses and software costs.
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
General and administrative. The $1.2 million, or 5%, increase in general and administrative expenses from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to increases in personnel-related expenses, partially offset by a decrease in amortization expense.
The $3.6 million, or 5%, increase in general and administrative expenses from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to increases in professional services expense, personnel-related expenses, and credit losses from trade receivables, partially offset by a decrease in amortization expense.
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
Amortization of acquired intangible assets. The $0.3 million, or 1%, decrease in amortization of acquired intangible assets from the three months ended October 31, 2022 to the three months ended October 31, 2023 was due to the smaller carrying amount of intangible assets that have not been fully amortized.
The $1.9 million, or 3%, decrease in amortization of acquired intangible assets from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was due to the smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. The $3.9 million, or 59%, decrease in merger integration expense from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to a decrease in merger integration activities related to the acquisitions of WageWorks and the Further business.
The $15.3 million, or 65%, decrease in merger integration expense from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to a decrease in merger integration activities related to the acquisitions of the Further business and WageWorks.
The $2.7 million and $8.2 million in merger integration expense for the three and nine months ended October 31, 2023 was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the WageWorks acquisition, including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, and professional fees. We expect merger integration expenses attributable to the Further acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the date of the acquisition, which occurred in November 2021.
Interest expense
The $1.4 million, or 11%, increase in interest expense from the three months ended October 31, 2022 to the three months ended October 31, 2023 was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.44% as of October 31, 2023, up from 6.38% as of October 31, 2022, partially offset by a lower average principal balance under our Term Loan Facility.
The $7.7 million, or 23%, increase in interest expense from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.44% as of October 31, 2023, up from 6.38% as of October 31, 2022, and a $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under our Term Loan Facility in April 2023, partially offset by a lower average principal balance under our Term Loan Facility.
Our Term Loan Facility had an outstanding principal balance of $286.9 million and $343.4 million as of October 31, 2023 and 2022, respectively. The decrease was due to principal payments, including the $50.0 million prepayment in April 2023.
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
Other income, net
The $3.3 million increase in other income, net, from $0.4 million during the three months ended October 31, 2022 to $3.7 million during the three months ended October 31, 2023 was primarily due to an increase in interest income on corporate cash.
The $8.2 million increase in other income, net, from $0.2 million during the nine months ended October 31, 2022 to $8.3 million during the nine months ended October 31, 2023 was primarily due to a $7.2 million increase in interest income on corporate cash and a $0.9 million increase in other income, net.
Income tax provision (benefit)
For the three months ended October 31, 2023 and 2022, we recorded an income tax provision of $6.4 million and an income tax benefit of $4.5 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income, an increase in unrecognized tax benefits, and adjustments from settlement of an IRS examination, partially offset by return-to-provision adjustments on research and development tax credits.
For the nine months ended October 31, 2023 and 2022, we recorded an income tax provision of $16.0 million and an income tax benefit of $12.2 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income, an increase in unrecognized tax benefits, adjustments from settlement of an IRS examination, and a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, partially offset by return-to-provision adjustments on research and development tax credits.
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
As of October 31, 2023 and January 31, 2023, cash and cash equivalents were $334.1 million and $254.3 million, respectively.
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
Our credit agreement includes a five-year senior secured revolving credit facility (the “Revolving Credit Facility”), in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of October 31, 2023, there were no amounts outstanding under the Revolving Credit Facility. In connection with the BenefitWallet HSA portfolio acquisition, which is expected to close in multiple tranches during the first half of fiscal 2025, we expect to borrow approximately 50% of the purchase price and related costs using our Revolving Credit Facility with the actual percentages to be determined in connection with the payment for each tranche. We were in compliance with all covenants under the credit agreement as of October 31, 2023, and for the period then ended.

Use of cash
In April 2023, we used $50.0 million of cash to prepay, in direct order of maturity, principal due under our Term Loan Facility.
Capital expenditures for the nine months ended October 31, 2023 and 2022 were $31.5 million and $38.3 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2024 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$165,753	$95,159
Net cash used in investing activities	(34,804)	(108,851)
Net cash used in financing activities	(51,154)	(1,525)
Increase (decrease) in cash and cash equivalents	79,795	(15,217)
Beginning cash and cash equivalents	254,266	225,414
Ending cash and cash equivalents	$334,061	$210,197
Cash flows from operating activities. Net cash provided by operating activities increased by $70.6 million from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 primarily due to increased collections with respect to our custodial revenue and a decrease in cash payments made to our accounts payable, accrued liabilities, and other current liabilities during the nine months ended October 31, 2023.
Cash flows from investing activities. Net cash used in investing activities decreased by $74.0 million from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 due to a $67.3 million decrease in cash used in HSA portfolio acquisitions, a $4.9 million decrease in cash used for purchases of software and capitalized software development costs, and a $1.8 million decrease in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash used in financing activities increased by $49.6 million from the nine months ended October 31, 2022 to the nine months ended October 31, 2023 due to a $47.8 million increase in principal payments on our long-term debt, which includes the $50.0 million of cash used to prepay, in direct order of maturity, principal due under our Term Loan Facility, and a $3.2 million decrease in proceeds from the exercise of common stock options. These changes were partially offset by a $1.4 million decrease in net payments made in the settlement of client-held funds obligations.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of October 31, 2023, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The standby letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.

Critical accounting estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and we evaluate our critical accounting estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions.
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. There have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2023, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2023 and 2022, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of October 31, 2023 and January 31, 2023 were $334.1 million and $254.3 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of October 31, 2023 and January 31, 2023 was $96.2 million and $96.8 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of October 31, 2023 and January 31, 2023, we held in custody HSA Assets of $22.6 billion and $22.1 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold custodial cash assets on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. Custodial cash assets held by our insurance company partners are held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. The diversification of HSA Assets held by our Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of October 31, 2023 and January 31, 2023, we held Client-held funds of $761 million and $901 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2023 and January 31, 2023, we had unrestricted cash and cash equivalents of $334.1 million and $254.3 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of October 31, 2023 and January 31, 2023, we had $286.9 million and $341.3 million, respectively, outstanding under our term loan facility and no amounts drawn under our Revolving Credit Facility. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The stated interest rate on our term loan credit facility and Revolving Credit Facility is variable and was 6.68% at October 31, 2023. Accordingly, we may incur additional expense if interest rates further increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities as of October 31, 2023 would result in approximately $2.9 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of October 31, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. Except as described below, there have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Our acquisition of the BenefitWallet HSA portfolio may not be consummated, and if consummated, we may not realize the expected benefits.
We have entered into an agreement to acquire the BenefitWallet HSA portfolio. Completion of the acquisition is subject to certain closing conditions and a number of risks and uncertainties. We can provide no assurance that the various closing conditions will be satisfied or that the risks and uncertainties will not occur. In addition, a significant decline in prevailing interest rates at the time of the completion of the acquisition would have an adverse impact on our ability to realize the potential benefits of the acquisition.
Item 5. Other information
Rule 10b5-1 plan elections
On September 22, 2023, Delano Ladd, our Executive Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading arrangement (the “Ladd Arrangement”). The Ladd Arrangement provides for the sale, between December 22, 2023 and August 30, 2024, of up to 7,643 aggregate shares of the Company’s common stock held directly by Mr. Ladd. The Ladd Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
2.1^	Custodial Transfer and Asset Purchase Agreement, dated as of September 18, 2023, by and between Conduent Business Services, LLC, and HealthEquity, Inc.	8-K	001-36568	2.1	September 19, 2023
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
^	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 5, 2023	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer