Form 10-K
period 2024-01-31
HEALTHEQUITY, INC.
filed 2024-03-22
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2023, based on the closing price of $67.94 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $5.1 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2023, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2023 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2023. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2024, there were 86,158,631 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement related to its 2024 annual meeting of stockholders (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HealthEquity, Inc. and subsidiaries
Form 10-K annual report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties, including in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals, and expectations concerning our markets and market position, future operations, expenses and other results of operations, margins, profitability, tax rates, capital expenditures, liquidity and capital resources, and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to be correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the risks identified in Item 1A. Risk factors.
Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “HealthEquity,” and the “Company,” as used in this Annual Report on Form 10-K, refer to HealthEquity, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only HealthEquity, Inc. exclusive of its subsidiaries.

Part I
Item 1. Business
Company overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we provide consumers with payment processing services, personalized benefit information, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings. We believe the shift to greater consumer responsibility for healthcare costs will require a significant portion of consumers under the age of 65 with private health insurance in the United States to use offerings such as ours.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2024, we administered 8.7 million HSAs, with balances totaling $25.2 billion, which we call HSA Assets, as well as 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 15.7 million as of January 31, 2024.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2024, our platforms were integrated with more than 200 Network Partners.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2023, measured by HSA Assets. According to Devenir, as of June 2023, we were the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. We earn custodial revenue primarily from HSA cash held by our federally insured bank and credit union partners, which we collectively call our Depository Partners, HSA cash held by our insurance company partners, and Client-held funds deposited with our Depository Partners. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue.
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
BenefitWallet HSA portfolio acquisition. In September 2023, we entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC, for a purchase price of $425.0 million and reimbursement of up to $20.0 million of Conduent's transfer-related expenses. In addition, we expect to incur approximately $7.0 million of transaction costs associated with the acquisition. The agreement contemplates a transfer of approximately 665,000 customer accounts and their approximately $2.8 billion of HSA Assets and includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred. The transfer is expected to close in multiple tranches during the first half of fiscal 2025, subject to the satisfaction of certain customary closing conditions. We expect to pay approximately 50% of the purchase price and associated costs using cash on hand, with the remainder paid using our revolving credit facility with the actual percentages to be determined in connection with the payment for each tranche. On March 7, 2024, the first of the three HSA Asset transfers occurred, with approximately 266,000 HSAs and $1.1 billion of HSA Assets transferring to HealthEquity’s custody. In connection with this transfer, HealthEquity paid the applicable purchase price of $163.9 million using cash on hand.
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
Investment platform and advisory services. We offer an investment platform and access to an online-only automated investment advisory service to all of our members whose account balances exceed a stated threshold. These services are entirely elective to the member. The advisory service is delivered through a web-based tool, Advisor, which is offered and managed by HealthEquity Advisors, LLC, our SEC-registered investment adviser subsidiary. HealthEquity Advisors, LLC provides investment advice to its clients exclusively through the Advisor tool on an interactive website. Members who utilize our investment platform or subscribe for Advisor services pay asset-based fees, subject to a monthly fee cap, which include the cost of the advisory service and all other expenses associated with transactions made through these online tools.
Advisor provides investment education guidance and management, including maintaining HSA cash (liquidity) in amounts directed by the member, targeting risk appropriate portfolio diversification, and mutual fund selection.
We offer investors access to three levels of service:
•Self-driven: For members who do not subscribe for Advisor, we provide an investment platform to invest HSA balances. Neither we nor Advisor provides advice to members in respect of investments among funds on the platform;
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
COBRA. We offer federal COBRA and state continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits, which include medical, dental, vision, HRAs, and certain healthcare FSAs. COBRA requires employers to make health coverage available for qualified beneficiaries for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay us directly as opposed to their employers for coverage they elect to continue. We handle the accounting and customer services for such terminated employees, as well as interfacing with the carrier regarding the employees’ eligibility for participation in the COBRA program.
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

Our competitive landscape
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including healthcare service companies such as UnitedHealth Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale and support of their products and services than we have at our disposal. Our CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners and ecosystem partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Our competitive strengths and strategy
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our technology platforms are aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Market leadership. We have established a leadership position in the HSA industry through our focus on innovation and differentiated capabilities. Our leadership position is evidenced by the increase in our market share (measured by HSA Assets), from 4% in December 2010 to 20% in June 2023, as reported in the June 2023 Devenir HSA Research Report, which indicates we are the largest HSA custodian measured by both accounts and HSA Assets.
Differentiated consumer experience. We have designed our solution and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides an advantage relative to legacy competitors.
•Culture:    We seek to provide remarkable experiences for our members, Clients and Network Partners through what we call our "Purple" service. We believe our Purple culture is a significant factor in our ability to attract and retain customers and to address opportunities in the rapidly changing healthcare sector.
•Technology:    We believe our technology helps us drive member outcomes and deliver on our commitment to provide Purple service. We tailor the content of our technology platforms and the guidance of our experts to be timely, personal, and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platforms or contact us.
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
Bundled solution for HSAs and complementary CDBs. We are a market-share leader in each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits administration. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. We believe that our ability to provide a combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
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
We work directly with our Network Partners and Clients to reach the consumer in various ways. Our Network Partners collectively employ thousands of sales representatives and account managers who promote both the health plan and administrator partner’s health insurance products, such as HDHPs, and our products and services. Our Clients collectively employ thousands of human resources professionals who are tasked with explaining the benefits of our HSAs to their employees. Our sales and account management teams work with and train the sales representatives and account management teams of our Network Partners and the human resource professionals of our Clients on the benefits of enrolling in, contributing to, and saving and spending through our HSAs, and our Network Partners and Clients then convey these benefits to prospective members. As a result of this collaboration, we develop relationships with each member who enrolls in an HSA with us. This personalized engagement with our members constitutes our B2B2C channel strategy.
Proprietary and integrated technology solution. We have a proprietary cloud-based technology solution, which we believe is differentiated in the marketplace for the key reasons described below. We are currently investing in a significant modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services.
•Complete solution for managing consumer healthcare saving and spending: We believe our technology platforms drive member outcomes by enabling our members to use this technology based on their own needs and desires. For example, our members utilize our HSA platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras.
•Purpose-built technology:    Our technology solution was designed specifically to serve the needs of our members, Network Partners, other ecosystem partners and our Clients. We believe our technology enables us to both provide remarkable experiences and drive member outcomes by providing greater functionality and flexibility than the technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with a solution that encompasses all of the core functionality of healthcare saving and spending in one integrated, secure, and compliant system, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account and health incentive administration, HSA trust administration, online investment advice, and sophisticated analytics.
•Data integration:    Our technology solution allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information and individually tailored strategies into the consumer experience. We utilize application programming interfaces (APIs) to integrate with health plans, pharmacy benefit managers, employers, and other benefits provider systems. A key part of our strategy is to integrate into our partners' ecosystems, rather than requiring them to conform to ours, as many of our partners’ systems rely on custom data models, non-standard formats, complex business rules, and security protocols that are difficult or expensive to change. We believe that this integration will enable us to deepen our partnerships with our Network Partners and other ecosystem partners.
•Configurability:    Our flexible technology solution enables us to create a unique solution for each of our Network Partners. For example, a HealthEquity team member can configure product attributes, including integration with a partner’s chosen healthcare price transparency or wellness tools, single sign on, sales and broker support sites, branding, member communication, custom fulfillment and payment card, savings options and interest rates, fees, and investment choices.
•Innovation:    We continue to invest in technology solutions to meet the evolving needs of our Network Partners, Clients and members. Our current innovation efforts include, among others, increasing member and client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing both traditional robotic process automation, and increasingly through artificial intelligence ("AI") tools, leveraging stacked cards, and mobile wallet.
Scalable operating model. We believe that our model is scalable because our services are accessed primarily through our cloud-based technology platforms. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to earn high-margin revenue from existing HSA members grows over time because as our HSA members’ balances grow, our custodial revenue and recordkeeping and advisory service revenues are increased without equivalent incremental cost to us.
Enhanced Rates. We partner with large, highly rated insurance company partners to hold, through group annuity contracts or other similar arrangements, HSA cash. We refer to this as our Enhanced Rates offering. Enhanced Rates is our default HSA cash offering, and a significant portion of new HSA cash is placed in Enhanced Rates. An increase in the percentage of HSA cash held in our Enhanced Rates offering positively impacts our custodial revenue, as we generally receive a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners. In addition, increased participation in our Enhances Rates offering reduces our exposure to short-term fluctuations in prevailing interest rates because contract repricing occurs gradually, at approximately 10% per year. The percentage of HSA cash held in our Enhanced Rates offering has increased, and we expect that it will continue to increase. Beginning in the fiscal year ending January 31, 2025, as our Basic Rates contracts expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
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
Selective acquisition strategy. We have historically acquired HSA portfolios and businesses that strengthen our service offerings. We expect to continue this growth strategy, including through the BenefitWallet HSA portfolio acquisition, and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions that have created value for stockholders. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements.
Our technology
Technology platforms. We provide multiple cloud-based platforms, accessed by our members online via a desktop or mobile device, through which our members can make health saving and spending decisions, pay healthcare bills, receive personalized benefit information, earn wellness incentives, grow their savings, and make investment choices. The platforms provide users with access to services we provide as well as services provided by third parties selected by us or by our Network Partners. Our delivery model for these platforms eliminates the need for our Clients to install and maintain hardware and software in order to support HSA and other CDB programs and enables us to rapidly implement product enhancements across our entire user base.
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
Our commuter platform provides Clients with various commuter services, including access to real-time commute data, to help Clients design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
We are working to phase out a technology platform that we acquired in the Further Acquisition, which requires us to migrate the associated Clients to one of our other technology platforms.
For a description of our cybersecurity risk management framework for our technology platforms, see Item 1C. Cybersecurity.
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
IRS regulations
We are subject to applicable IRS regulations, which lay the foundation for tax savings and eligible expenses under the HSAs, HRAs, tax-advantaged commuter benefits, and FSAs we administer. The IRS issues guidance regarding these regulations regularly. In addition, we are subject to conflict of interest and other prohibited transaction rules that are enforced through excise taxes under the Internal Revenue Code. Although the excise taxes are enforced by the IRS, the underlying rules are promulgated by the Department of Labor.
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to custody HSA Assets for individual account holders. In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to custody HSA Assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2024, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
Privacy and data security regulations
In the provision of HSA custodial services and directed third-party administration services for FSAs and HRAs, we are subject to the Financial Services Modernization Act of 1999 (Gramm-Leach-Bliley Act or GLBA), the Health Insurance Portability and Accountability Act of 1996 (HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act), and similar state laws.
GLBA imposes financial privacy and security requirements on financial institutions that relate to the collection, storage, use, and disclosure of an account holder’s nonpublic personal information. Nonpublic personal information includes information that is collected or generated in the course of offering a financial product or service. For example, nonpublic personal information includes information submitted by a prospective account holder in an application, an account holder’s name and contact information, and transaction information. Because part of our business is the administration of financial products such as HSAs, we are required under the Consumer Financial Protection Bureau’s financial privacy rule under GLBA to send a notice of our privacy practices to account holders and to comply with restrictions on the disclosure of nonpublic personal information to non-affiliated third parties. We are also required under GLBA to establish reasonable administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of nonpublic personal information pursuant to the Federal Trade Commission’s safeguards rule. Violations of GLBA can result in civil and criminal penalties.
HIPAA covered entities and their business associates are required to adhere to HIPAA privacy and security standards. Covered entities include most healthcare providers, health plans, and healthcare clearinghouses. Because we perform services (such as FSA services) for covered entities that include processing protected health information, we are a business associate and subject to HIPAA. The two rules that most significantly affect our business are: (i) the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule; and (ii) the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule. The Privacy Rule restricts the use and disclosure of protected health information and requires us to safeguard that information and provide certain rights to individuals with respect to that information. The Security Rule establishes requirements for safeguarding protected health information transmitted or stored electronically. Both civil and criminal penalties apply for violating HIPAA, which may be enforced by both the Department of Health and Human Services’ Office for Civil Rights and state attorneys general. Violations of HIPAA may also subject us to contractual remedies under the terms of business associate agreements with covered entities.
Various states also have laws and regulations that impose additional restrictions on our collection, storage, use, and disclosure of personal information. Privacy regulation in particular has become a priority issue in many states and with the Federal government. For example, the California Consumer Privacy Act (“CCPA”) protects certain privacy rights of California consumers and requires companies, such as ours, that process information on California residents, to make disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a private right of action for data breaches. The CCPA does not generally apply to data subject to GLBA or HIPAA. We expect further privacy requirements to be applicable to us as a result of additional recently passed, and likely upcoming, state privacy laws similar to CCPA, which may expand consumers’ rights with respect to their personal information. Several of these laws do not apply to entities or data subject to GLBA. The Federal government is also considering legislative and regulatory proposals concerning privacy, data protection, and cybersecurity, which may require us to implement and maintain additional operational or compliance measures.
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

Geographic areas
Our sole geographic market is the U.S.
Human capital
HealthEquity is comprised of people dedicated to empowering consumers to spend, save, and invest for healthcare by delivering Purple service. We believe that our culture is a key differentiator that drives the success of our company through, among other things, attracting and retaining top talent.
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
As of January 31, 2024, we had 3,126 full-time team members and 24 part-time team members. As of January 31, 2024, our team members had the following demographic characteristics:

	Executive Leadership Team (1)	All Other People Leaders	All Other HealthEquity Team Members (2)
Women	31%	59%	66%
Men	69%	41%	33%
Under age 30	0%	3%	12%
Between ages 30 and 50	60%	67%	60%
Over age 50	40%	30%	28%
People of color	18%	26%	37%
(1)Our executive leadership team includes people in VP-level positions and above.
(2)Gender was not specified by 1% of team members included in this column.
Diversity, equity, and inclusion ("DE&I")
To reach our goals, we seek to create an environment that attracts, sustains, and fulfills our team members. That starts with building and maintaining a diverse, equitable, and inclusive culture.
At HealthEquity, we embrace diversity as a strength. We recognize the power of diverse workplaces to produce innovative ideas and foster a productive work environment.
The Created Equal Council, our DE&I initiative, is comprised of HealthEquity team members who identify opportunities, guide solutions, and hold the Company accountable in the integration of DE&I practices. The Council is charged with researching, developing, and proposing mechanisms that will help create a supportive, positive, and inclusive work environment for all team members. The Council has representatives from key stakeholder teams, including People and Legal.
Talent acquisition and team member development
Our People team seeks to attract, hire, and develop qualified candidates and team members.
HealthEquity has taken, and continues to take, steps to strengthen our talent:
•To improve the candidate experience and increase our focus on inclusive hiring practices, we created hiring committees within each department. These hiring committees have been trained on, and employ, a competency-based structured interviewing framework.
•HealthEquity maintains its focus on DE&I across all departments and hierarchies by signing the Parity Pledge. We committed to interviewing a diverse candidate for every Director-level position and above.
•We developed a Talent Partnership Program with our Employee Resource Groups (ERGs). Started in 2023, each ERG has a dedicated Talent partner who is responsible for sharing talent acquisition news and opportunities.
•We continued an early career internship program, offering 22 positions across two key areas: corporate business functions and technology. To foster diversity and inclusion, we established partnerships with prominent schools classified as Historically Black Colleges and Universities (HBCUs) and Hispanic Serving Institutions (HSIs) in regions where our presence is strongest.

•We built a library of resources for our “Grow Your Career” series with the Talent Partner and Talent Operations teams. This includes guides on how to write resumes, create a social media presence, and prepare for interviews to support team member development.
•We run the Temporary On-Project Specialist (TOPS) program, which allows Member Service Specialists to experience working in other areas of the business. Selected individuals are able to support areas that need help while gaining experience that can assist with their personal and professional goals.
•We are implementing a leadership development program to improve team member engagement and productivity.
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
•Stock-based compensation
•401(k) with company matching
•Health benefits
The Total Rewards philosophy underlying this package is intended to promote fairness and simplicity so that team members and people leaders understand the goals and the outcomes. We strive to administer the Total Rewards package consistently, equitably, and free of discrimination as follows:
•Maintaining competitive pay by reviewing market data annually
•Rewarding team members based on their abilities, competencies, experience, and performance levels
•Effectively communicating our Total Rewards policies and practices
•Complying with all applicable federal, state, and local laws and requirements
Team member engagement
We also consider team member engagement an important metric of our organizational health. We regularly seek team member feedback and measure engagement, previously through the Net Promoter Score℠, or NPS®, survey, which was performed twice a year. As our Company continues to mature, we have shifted to measuring team member engagement three times per year through a survey which contains three engagement key performance indicators (KPIs) that we believe provide a comprehensive measure of team member engagement. The KPIs are designed to determine whether our team members recommend HealthEquity as a great place to work, whether their work gives them a sense of accomplishment, and whether they are motivated to go above and beyond in their work.
As of January 31, 2024, our team member engagement score was 80.7% favorable, 11.7% neutral, and 7.6% unfavorable, based on a participation rate of 89%. We believe that our team member engagement impacts our ability to retain our team members. For the year ended January 31, 2024, our total team member turnover was 14.4% and our voluntary turnover was 8.4%.
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
Risks relating to our business and industry
Any diminution in, elimination of, or change in the availability of tax benefits for HSAs and other CDBs would materially adversely affect us.
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
Failure to adequately place and safeguard HSA cash and Client-held funds, or the failure of any of our depository or insurance company partners, could materially and adversely affect our business, financial condition and results of operations.
As a non-bank custodian, we rely on our federally insured custodial Depository Partners and our insurance company partners to hold HSA cash that we custody. The portion of HSA cash held by our insurance company partners is increasing with the increased adoption of our Enhanced Rates program. The HSA cash held through our insurance company partners is not federally insured, and our members bear the risk of loss with respect to either the failure of the insurance company partner holding their HSA cash or the breach by the insurance company partner of its obligations to guarantee principal or pay interest thereon. In addition, we deposit Client-held funds with our Depository Partners in interest-bearing demand deposit accounts, and for certain Clients these amounts exceed maximum federal deposit insurance levels.
If any material adverse event were to affect one of our Depository Partners or our insurance company partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking, insurance or other regulatory requirements, systems failure or its inability to return principal or pay interest thereon, our business, financial condition and results of operations could be materially and adversely affected. In addition, in the event of such a failure of, or breach by, one of our insurance company partners, the HSA cash held through that insurance company partner would be at risk and no assurance can be given that our contractual arrangements with that insurance company partner would be sufficient for our members to fully recover their HSA cash, which would in turn result in reputational and financial harm to the Company.
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
Failure to adequately manage the liquidity of the custodial assets held by our Depository Partners and insurance company partners could materially and adversely affect our business, financial condition, and results of operations.
Certain of our arrangements with our depository and insurance company partners require that we keep a minimum amount of HSA cash with such partner. If we fail to comply with those minimum HSA cash requirements, including as a result of withdrawals by our members, we may be subject to penalties payable to our partners or a reduction in the interest payable. Such penalties or reductions, if imposed, could have a material and adverse impact on our business, financial condition and results of operations, and we may not have sufficient capital on hand to pay such penalties.

Integration of our acquisitions may not be successful, and we may not realize the synergies anticipated from our acquisitions.
The success of our acquisitions depends in part on our ability to realize the anticipated business opportunities from combining the operations of the acquired businesses with our business in an efficient and effective manner. Integration of our acquisitions could take longer and be more costly than anticipated, and it could result in the loss of key team members, the disruption of our ongoing business and the acquired business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with team members, Clients, Network Partners or other third parties, and could harm our financial performance. In addition, we may not realize the anticipated cost, revenue, and other synergies associated with successfully integrating our acquisitions.
Our management team and other team members continue to spend significant amounts of time on integration efforts relating to the Further Acquisition. Similar to the work completed to integrate the acquisition of WageWorks, as part of the Further Acquisition integration process we are working to migrate certain Clients and Network Partners to different technology platforms. In connection with the WageWorks technology platform migrations, we experienced the following challenges, all of which could also occur in connection with the Further technology platform migration:
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
A decline in interest rate levels would reduce our ability to earn income on our HSA Assets and Client-held funds and to attract HSA contributions.
We partner with our depository and insurance company partners to hold our HSA Assets and other Client-held funds. We earn a significant portion of our consolidated revenue from fees we earn from our depository and insurance company partners, approximately 39%, 30%, and 25% during the fiscal years ended January 31, 2024, 2023, and 2022, respectively. A decline in prevailing interest rates has in the past and may again in the future negatively affect our business by reducing the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates on HSA Assets, our members may choose another HSA custodian. Any such scenario could materially and adversely affect our business and results of operations.
A decline in the value of invested HSA Assets would adversely affect our results of operations.
If the value of the invested HSA Assets our members hold declines, whether due to market conditions or other factors, our fees, which are based on a percentage of the asset values, would be adversely affected, which would in turn negatively impact our results of operations.
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

Any diminution in the use of HSAs or other CDBs would materially adversely affect us.
We believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other CDBs. Our success depends on the willingness of consumers to increase their use of HSAs and other CDBs, our ability to increase engagement, and our ability to demonstrate the value of our services to our existing and potential Clients, Network Partners and members.
If our members do not fully use their HSAs or CDBs, if employers reduce or cease to offer HSAs or other CDB programs, if the rate of adoption of these accounts decreases, if existing Clients, Network Partners and members do not recognize or acknowledge the benefits of our services or we do not drive engagement, then the market for our services might decline or develop more slowly than we expect, which could adversely affect our operating results.
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
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors have and may continue to establish or strengthen cooperative relationships with our current or future Network Partners or other strategic partners, thereby limiting our ability to promote our solution with these parties. We have seen an increase in Network Partners that have decided to offer HSAs or other CDBs directly to their customers, and a continuation of this trend would significantly reduce our channel partner opportunities and result in account attrition.
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
Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. There is no assurance that the demand for our products and services will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.
If our members do not continue to utilize our payment cards, our results of operations, business, and prospects would be materially adversely affected.
We derived 16%, 17%, and 17% of our total revenue during the fiscal years ended January 31, 2024, 2023, and 2022, respectively, from interchange fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. For example, the COVID-19 pandemic had a materially adverse impact on the interchange fees generated due to decreased usage of our payment cards in our commuter product and in healthcare spending. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, if the impacts of societal changes arising out of the COVID-19 pandemic continue, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our reputation, results of operations and financial condition.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. Any failure to execute on our internal controls and continue to maintain effective internal controls, to timely implement any necessary additional improvement to our internal controls or to effect remediation of any future material weakness or significant deficiency could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our reputation, results of operations, or financial condition.
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
Our proprietary technology platforms enable the exchange of, and access to, sensitive information, and, as a result, we are frequently the target of cyber-attacks or other privacy or data security incidents. As one of the largest providers of HSAs and other CDBs, we are an attractive target for cyber-attacks, including ransomware attacks, which means we must continue to secure and monitor each of our technology platforms, making sure these platforms are aligned to our industry benchmark security posture. In addition, geopolitical events, including the war between Russia and Ukraine, have resulted in, and may continue to result in, an increase in cyber-attacks.
Substantially all of our workforce works remotely. This remote work environment increases the risk of cybersecurity breaches and incidents, and the potential impact of these on our operations is also higher while our team members log in to our network remotely.

Our ability to ensure the security of our technology platforms and thus sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure are vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Such security breaches could compromise our networks, or those of third-party service providers on which we rely, and result in the information stored or transmitted there to be accessed, modified or used in an unauthorized manner, publicly disclosed, lost, or stolen. Such access, use, disclosure, or other loss of information could result in regulatory scrutiny, legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our Clients, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, operations, and competitive position.
Security breaches, including a major breach of our network security and systems, could result in serious negative consequences for our business, including the loss of sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our Clients, fines, penalties and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members, Clients and Network Partners. Such breaches could damage our reputation, and cause a loss of confidence in our products and services, reducing demand and resulting in an unwillingness of members, Clients, Network Partners and other data owners to provide us with their payment information or personal information, and otherwise harm our brand. Furthermore, if third parties improperly obtain and use the personal information of our members, we may be required to expend significant resources to resolve these problems. While we have security measures in place, we have experienced data privacy incidents in the past, including several incidents in 2018. As a result, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability, which could result in loss of sales, Clients and Network Partners.
Because techniques used to obtain unauthorized access to or sabotage systems change frequently and such novel techniques may not be identified until they are launched against a target, we may be unable to anticipate, or to implement adequate preventative measures to address, these techniques. Any or all of these issues could negatively impact our ability to attract new, or increase engagement by, members, Clients and Network Partners, and subject us to third-party lawsuits, regulatory fines, contractual liability, and other action or liability, thereby harming our operating results or financial condition.
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
We rely on certain cloud-based software licensed from third parties to run our business. This software may experience outages, may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in, among others, delays in producing our financial statements, risks to our security environment, or the provisioning of our products and services until equivalent technology is either developed by us, or, if available, identified, obtained, and integrated into our systems and processes, which would likely take a significant amount of time and harm our business. In addition, we have service level agreements with certain of our Clients and Network Partners for which the availability of this software is critical. Any decrease in the availability of our service as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in our incurring significant costs to implement such changes or upgrades.

Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected.
Attracting and retaining new Clients and Network Partners requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, potential Clients and Network Partners are increasingly seeking a bundled solution, encompassing a wide range of features. We are currently investing in a significant modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement this modernization without disruption to our existing applications, features and services, or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing Clients and Network Partners. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings, products and services. These efforts may:
•cost more than expected;
•take longer than originally expected to develop or implement;
•require more testing than originally anticipated;
•require significant cost to address or resolve technical defects or obstacles;
•require additional advertising and marketing costs; and
•require the acquisition of additional personnel and other resources.
The revenue opportunities earned from these efforts may fail to justify the effort or resources spent. In addition, material performance problems, defects or errors in our existing or new software may occur in the future, which may harm our operating results.
New products and services, including those incorporating or utilizing AI and machine learning may raise technological, security, legal and other risks and challenges related to, among other items, the use of personal information in such AI systems, flaws in our models or training datasets that may result in biased or inaccurate results or other unanticipated outcomes, ethical considerations regarding AI, potential infringement of third-party intellectual property rights, and our ability to safely deploy and implement governance and controls for AI systems. Realization of these risks could negatively impact our reputation, the demand for our products and services, our financial condition and results of operations, and otherwise draw adverse regulatory scrutiny.
Any disruption of service at our facilities, our third-party data centers, or our cloud service providers could interrupt or delay our customers’ access to our products and services.
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
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate production and test systems, and change management and system security measures, but our precautions may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations would be interrupted during the transition process should our primary data center experience a failure. Disruptions at our data centers could cause disruptions to our technology platforms and data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our members', Clients' and Network Partners' ability to access our technology platforms, impair the delivery of our products and services, and harm the perception of our platforms as reliable, trustworthy, and consistent. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay access to our products by members, Clients and Network Partners, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our members, Clients and Network Partners to cease doing business with us, any of which could negatively impact our financial results.
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
We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information. If we or any of our third-party service providers experience a privacy breach, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access, and use of personally identifiable information, including HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which govern protected health information, and the Gramm-Leach-Bliley Act, which governs nonpublic personal information. In the provision of services, we and our third-party service providers collect, access, use, maintain, and transmit personally identifiable information in ways that are subject to these laws and regulations. Although we have implemented measures to comply with these privacy and data protection laws and regulations, we have experienced data privacy incidents in the past, though none have materially impacted our operations or financial condition. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party service providers that process such information on our behalf could result in substantial financial and reputational harm to us, including possible criminal and civil penalties. In situations where we are subject to HIPAA and HITECH, in which we are a business associate providing services to covered entities, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, as we have in connection with prior security incidents, we may be required to notify impacted individuals, plan sponsors, and regulatory authorities depending on the severity of the breach, our role, legal requirements, and contractual obligations.
Privacy and data protection regulation have become priority issues in many states, and as such the regulatory environment is continually changing. For example, the CCPA provides a private right of action for data breaches. Additional privacy requirements are expected as new state and federal privacy laws are enacted.
Continued compliance with current and potential new privacy and data protection laws and regulations, and meeting expectations with respect to the control of personal data in a rapidly changing technology environment, could result in higher compliance and technology costs for us, as well as costly penalties in the event we are deemed to not be in compliance with such laws and regulations.
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
Our business, including HSAs and many of the CDBs we administer and our investment adviser and trust company subsidiaries, is subject to extensive, complex, and frequently changing federal and state laws and regulations, including IRS, Health and Human Services (“HHS”), and Department of Labor (“DOL”) regulations; ERISA, HIPAA, HITECH, and other privacy and data security regulations; the Advisers Act; state banking laws; state third-party administrator laws; the Patient Protection and Affordable Care Act; and developing regulation regimes for the use of AI.
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
As we continue to innovate and improve our products and services by leveraging automated decision making, machine learning and AI, our business model may be affected by global trends and laws that regulate the use of these developing technologies. Such laws or regulations may restrict or impose burdensome and costly requirements on our ability to use AI and machine learning and also may impact our ability to use certain data for developing our products and services.
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
Our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing customers. Further, we use third-party service providers for certain call centers and COBRA claims and transaction processing, including certain offshore service providers for member chat service, which service providers may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard have in the past hurt our reputation and ability to attract and retain customers, and such interruptions or delays in the future would likely also do so.
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
Replacing our third-party service providers would be difficult and disruptive to our business.
We have entered into contracts with third-party service providers to provide critical services relating to our business, including the redesign of our technology platforms, fraud management and other customer verification services, transaction processing and settlement, telephony services, call centers and card production. In the past, certain of these service providers have failed to maintain adequate levels of support, did not provide high quality service to us and our members, increased the fees they charge us, discontinued their lines of business, terminated our contractual arrangements or ceased or reduce operations, and as a result, we suffered additional costs and were required to pursue new third-party relationships, which resulted in reputational harm, material disruption of our operations and our ability to provide our products and services, missed service-level agreements with Clients and Network Partners, and diverted management’s time and resources, and these events and consequences could happen with our current service providers moving forward. Transitioning to a new service provider often takes a significant amount of time and resources and, if we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, such as our payment card services, which could disrupt services to our customers and adversely affect our business, financial condition, and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.
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
The continued rapid expansion and development of our business has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2024, we had approximately 8.7 million HSAs and $25.2 billion in HSA Assets representing growth of 9% and 14%, respectively, from January 31, 2023. Our growth strategy contemplates further increasing the number of our HSAs, CDBs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs, CDBs and HSA Assets in the past may not be indicative of the rate at which we will be able to grow in the future.

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
Our consolidated balance sheet includes significant intangible assets, including approximately $1.65 billion in goodwill and $835.9 million in intangible assets, together representing approximately 79% of our total assets as of January 31, 2024. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. This is particularly relevant to us given our recent acquisition history and the amount of goodwill and intangible assets on our balance sheet associated with those acquisitions. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Financing and related risks
Our substantial debt could limit our ability to fund operations, expose us to interest rate volatility, limit our ability to raise additional capital and have a material adverse effect on our ability to fulfill our obligations under our Credit Agreement and Indenture and to our Network Partners, Clients and members.
We are party to a credit agreement (the "Credit Agreement"), which consists of (i) a five-year senior secured term loan A facility in the aggregate principal amount of $350 million (the "Term Loan Facility") and (ii) a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), in an aggregate principal amount of up to $1 billion. We have also issued $600 million of 4.50% unsecured Senior Notes due 2029 (the "Notes"). Under the Credit Agreement, we have the right to request additional commitments for new term loans and increases to then-existing term loans and revolving credit commitments in an amount up to the sum of (i) $300 million, plus (ii) an unlimited additional amount so long as the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 3.85 to 1.00 (assuming any such new or increased revolving commitments are fully borrowed). We also have the right to incur additional debt from time to time, subject to the restrictions contained in the Credit Agreement and the indenture under which the Notes were issued (the "Indenture"). The substantial debt we have outstanding, combined with our other financial obligations and contractual commitments, has important consequences, including the following:
•our level of debt may make it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the Credit Agreement or the Indenture and the agreements governing such other debt;
•we use a portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;
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
General risk factors
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
Item 1B. Unresolved staff comments
None.
Item 1C. Cybersecurity
Overview
Cybersecurity risk is the risk of compromising the confidentiality, integrity, or availability of our technology platforms, data, and other systems, which could have an adverse impact on us, our members, Clients, and Network Partners. We take a strategic, risk-based approach to our cybersecurity program, which emphasizes continual improvement in an effort to protect and enable our business operations. Our enterprise cybersecurity program is designed to assess, identify, and manage cybersecurity threats through continuous monitoring of our information systems for potential vulnerabilities and through various controls and security tools designed to prevent, detect, escalate, investigate, resolve, and recover from identified and reasonably anticipated vulnerabilities, including any cybersecurity incidents, in a timely manner.
In the event a security risk is detected, or a breach occurs, we are prepared with response protocols based on National Institute of Standards & Technology ("NIST") guidelines. Our Security Incident Response Plan defines roles and responsibilities, incident severity levels, key contacts, post-incident steps, and guidelines for testing. Our procedures cover response steps for phishing attacks, ransomware, data breaches, and major vulnerabilities. In addition, we have an organic threat model that evaluates our security controls to help protect against attacker tactics, techniques, and procedures. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about cybersecurity risk.

Risk management and strategy
We have implemented the Three Lines of Defense Model as the foundation of our risk management approach. Our information security team serves as a First Line, working with our Enterprise Risk Management & Compliance functions as a Second Line, and our Internal Audit function as the Third Line.
Cybersecurity is integrated into our operations, including through team member engagement, technology infrastructure, data fabric, and product development. Due to the sensitive nature of our customers’ data that we hold, we have a heightened focus on data security and protection. We maintain administrative, technical, and physical safeguards designed to protect confidential data. Our security team seeks to identify security risks by working with state and federal law enforcement, security information-sharing organizations, and 24/7 system surveillance through internal and external detection and response teams. Additionally, to help ensure our approach to customer privacy and security is effective and in line with industry standards, we publish Service and SOC 2 attestation reports on our risk management standards established by the Statement on Standards for Attestation Engagements 18 (SSAE-18).
We regularly engage external and internal assessors and auditors to evaluate and audit our cybersecurity policies, procedures, standards, and practices. Results from these assessments are shared with management for remediation and with the Cybersecurity and Technology Committee of our board of directors on a regular basis. We have obtained, or are working toward obtaining, industry certifications and attestations and have aligned our cybersecurity program with the NIST Cybersecurity Framework and related controls.
As part of our Partner Security Risk Management program, we perform initial risk assessments prior to engaging third-party service providers and ongoing risk assessments annually thereafter, which follow an established process designed to identify, assess, and periodically review our exposure to risk through our partners.
During the fiscal year ended January 31, 2024, no known cybersecurity threats materially affected, or we believe are reasonably likely to materially affect, our business, our business strategy, financial reporting, or results of operations.
Governance
The Cybersecurity and Technology Committee of our board of directors provides oversight of the Company’s cybersecurity threat landscape, risks and data security programs, and the Company’s management and mitigation of cybersecurity risks and potential breach incidents. The Audit and Risk Committee of our board of directors provides an additional layer of cybersecurity oversight, as it provides oversight of the Company’s enterprise risk management program, which includes management of cybersecurity risks and the potential fraud and privacy risks that could arise from a cybersecurity incident.
The Chief Security Officer (CSO) and his delegates meet with the Cybersecurity and Technology Committee at least quarterly to, among other items, review any cybersecurity incidents, review key risks and metrics on the Company’s cybersecurity program and related risk management programs, and discuss the Company’s cybersecurity programs and goals. The Cybersecurity and Technology Committee also participates in cybersecurity tabletop exercises with management and receives training on cybersecurity trends and developments. The Cybersecurity and Technology Committee updates the full board of directors at each quarterly board meeting, or more frequently if needed.
Our enterprise cybersecurity program is led by the CSO who oversees both information technology and information security functions. Our CSO brings more than 20 years of cybersecurity experience in various leadership positions, both in technology and finance industries. He holds a doctorate degree from the University of Michigan and holds over 100 US and global security-related patents. In order to assess and manage our material risks from cybersecurity threats, our CSO works with cross-functional teams, which are staffed with subject matter experts and leaders from each of the following areas:
•Cybersecurity: We follow a defense-in-depth security model with a Joint Security Operations Center (JSOC), Attack Surface Management, and Data Protection team working with security architects and engineers deploying controls designed to prevent or limit the success of an attack.
•Privacy and Governance: Our Data Privacy and Governance team helps our technology teams build a lasting roadmap to creating our products, services, and standards with privacy by design, and transparency at the forefront.
•People Safety and Crisis Management: Led by federal law enforcement veterans, our People and Partner Safety team is responsible for ensuring the security of our team members across the US. We also conduct regular tabletop exercises to ensure we are ready to respond to crises, including cybersecurity incidents.

•Fraud Prevention: Our Fraud Strategy and Prevention team leverages industry best practices of fraud prevention, identity and access management, and cybersecurity monitoring to protect the transactions of our members and Clients.
Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah, and we lease additional office space in Texas. Since a majority of our workforce is now permanently working remotely, we no longer use portions of our office space and we have subleased, or are seeking opportunities to sublease, these offices.
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
Holders
As of March 13, 2024, there were 23 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), the Russell 2000 Index (the "Russell 2000"), and the Russell 3000 Index (the "Russell 3000") from January 31, 2019 through January 31, 2024. Beginning with our Form 10-K for the fiscal year ended January 31, 2024, we changed one of our benchmark indexes from the Russell 3000 to the Russell 2000, as we believe that the Russell 2000 is more representative of our median peer group market capitalization. Data for the Russell 3000 is provided for comparison purposes only as we transition to use of the Russell 2000. The chart assumes $100 was invested on January 31, 2019 in the common stock of HealthEquity, Inc., the NASDAQ Composite, the Russell 2000, and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph

$225
$200
$175
$150
$125
$100
$75
01/31/19
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
Period Ending
HQY
NASDAQ Composite
Russell 2000
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
Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged HSAs and other CDBs offered by employers, including FSAs and HRAs, and to administer COBRA, commuter and other benefits. As part of our services, we provide consumers with payment processing services, personalized benefit information, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2024, we administered 8.7 million HSAs, with balances totaling $25.2 billion, which we call HSA Assets, as well as 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 15.7 million as of January 31, 2024.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2024, our platforms were integrated with more than 200 Network Partners.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2023, measured by HSA Assets. According to Devenir, as of June 2023, we were the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to assist consumers is enhanced by our capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems. Our commuter benefits offering also leverages connectivity to an ecosystem of mass transit, ride hailing, and parking providers.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. We earn custodial revenue primarily from HSA cash held by our federally insured bank and credit union partners, which we collectively call our Depository Partners, HSA cash held by our insurance company partners, and Client-held funds deposited with our Depository Partners. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue.
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
Further acquisition. In November 2021, we acquired the Further business (other than Further's voluntary employee beneficiary association business), a leading provider of HSA and other CDB administration services, with approximately 580,000 HSAs and $1.9 billion of HSA Assets, for $455 million in cash. We expect merger integration expenses attributable to the Further Acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the acquisition date.
HealthSavings HSA portfolio acquisition. In March 2022, we acquired the HealthSavings HSA portfolio, which consisted of $1.3 billion of HSA Assets held in approximately 87,000 HSAs in exchange for a purchase price of $60 million in cash.
BenefitWallet HSA portfolio acquisition. In September 2023, we entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC, for a purchase price of $425.0 million and reimbursement of up to $20.0 million of Conduent's transfer-related expenses. In addition, we expect to incur approximately $7.0 million of transaction costs associated with the acquisition. The agreement contemplates a transfer of approximately 665,000 customer accounts and their approximately $2.8 billion of HSA Assets and includes a mechanism to adjust the purchase price based on the amount of HSA Assets actually transferred. The transfer is expected to close in multiple tranches during the first half of fiscal 2025, subject to the satisfaction of certain customary closing conditions. We expect to pay approximately 50% of the purchase price and associated costs using cash on hand, with the remainder paid using our revolving credit facility with the actual percentages to be determined in connection with the payment for each tranche. On March 7, 2024, the first of the three HSA Asset transfers occurred, with approximately 266,000 HSAs and $1.1 billion of HSA Assets transferring to HealthEquity’s custody. In connection with this transfer, HealthEquity paid the applicable purchase price of $163.9 million using cash on hand.
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
Our acquisition and integration strategy
We have historically acquired HSA portfolios and businesses that strengthen our service offerings. We plan to continue this growth strategy, including through the BenefitWallet HSA portfolio acquisition, and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquired HSA portfolios. Our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner.
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
Broad distribution footprint
We believe we have a diverse distribution footprint to attract new Clients and Network Partners. Our sales force calls on enterprise and regional employers in industries across the U.S., as well as potential Network Partners from among health plans, benefits administrators, and retirement plan record keepers. Our Network Partners are a key channel through which we gain access to Clients and members. Our Network Partners collectively employ thousands of sales representatives and account managers who promote both the Network Partners' products and our products and services. Our sales representatives and account management teams work with and train the sales representatives and account management teams of our Network Partners.
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
Interest rates
As a non-bank custodian, our members’ custodial HSA cash assets are held by either our federally insured Depository Partners (our Basic Rates offering), pursuant to contractual arrangements we have with these Depository Partners, or by our insurance company partners through group annuity contracts or other similar arrangements (our Enhanced Rates offering). For the reasons described below, we have been taking steps to encourage our members to place more of their HSA cash in our Enhanced Rates offering. Beginning in the fiscal year ending January 31, 2025, as our Basic Rates contracts expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
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
We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, varied contract terms, and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Interest on our Term Loan Facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates. Recent interest rate increases have caused interest expense related to our Term Loan Facility to increase substantially.

Our proprietary technology
We believe that innovations incorporated in our technology differentiate us from our competitors and help drive our growth by enabling us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits. Our full suite of CDB offerings complements our HSA solution and enhances our leadership position within the HSA sector. We are currently investing in a significant modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services. For example, we are making significant investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement. In addition, we are investing in technology solutions to meet the evolving needs of our members, Clients and Network Partners. Our current innovation efforts include, among others, increasing member and client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing both traditional robotic process automation, and increasingly through AI tools, leveraging stacked cards, and mobile wallet.
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
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including healthcare service companies such as UnitedHealth Group's Optum, Webster Bank, and well-known retail investment companies, such as Fidelity Investments) are in a position to devote more resources to the development, sale, and support of their products and services than we have at our disposal. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners and ecosystem partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
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
Key financial and operating metrics
We regularly review a number of key operating and financial metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies, and evaluate forward-looking projections and trends affecting our business. We discuss certain of these key financial metrics, including revenue, below in the section entitled “Key components of our results of operations.” In addition, we utilize other key metrics as described below.
For a discussion related to key financial and operating metrics for fiscal year 2023 compared to fiscal year 2022, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal year 2023 Form 10-K, filed with the SEC on March 30, 2023.
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	January 31, 2024	January 31, 2023	% Change
HSAs	8,692	7,984	9%
New HSAs from sales - Quarter-to-date	497	445	12%
New HSAs from sales - Year-to-date	949	971	(2)%
New HSAs from acquisitions - Year-to-date	—	90	(100)%
HSAs with investments	610	541	13%
CDBs	7,006	6,933	1%
Total Accounts	15,698	14,917	5%
Average Total Accounts - Quarter-to-date	15,318	14,677	4%
Average Total Accounts - Year-to-date	15,105	14,531	4%
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.7 million, or 9%, from January 31, 2023 to January 31, 2024, driven by new HSAs from sales. The number of our CDBs increased by 0.1 million, or 1%, from January 31, 2023 to January 31, 2024, primarily driven by an increase in HRA and commuter accounts, partially offset by a decrease in COBRA accounts.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	January 31, 2024	January 31, 2023	% Change
HSA cash	$15,006	$14,199	6%
HSA investments	10,208	7,947	28%
Total HSA Assets	25,214	22,146	14%
Average daily HSA cash - Quarter-to-date	14,210	13,375	6%
Average daily HSA cash - Year-to-date	$14,071	$13,049	8%
HSA Assets includes our HSA members’ custodial assets, which consists of the following components: (i) HSA cash, which includes member cash held by our Depository Partners and our insurance company partners, and (ii) HSA investments, which includes member investments held by our custodial investment partners. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
HSA cash increased by $0.8 billion, or 6%, from January 31, 2023 to January 31, 2024, due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $2.3 billion, or 28%, from January 31, 2023 to January 31, 2024, due to the increased market value of invested balances and transfers from HSA cash.
Total HSA Assets increased by $3.1 billion, or 14%, from January 31, 2023 to January 31, 2024, primarily due to net HSA contributions from new and existing HSA members and the increased market value of invested balances.

The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of January 31, 2024:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
2025	$2.1	3.6%
2026	3.5	1.6%
2027	3.2	1.6%
2028	1.9	3.8%
Thereafter	3.6	3.5%
Total (1)	$14.3	2.7%
(1)Excludes $0.7 billion of HSA cash held in floating-rate contracts as of January 31, 2024. BenefitWallet HSA Assets and any subsequent growth in HSA cash are also excluded.
Client-held funds

(in millions, except percentages)	January 31, 2024	January 31, 2023	% Change
Client-held funds	$842	$901	(7)%
Average daily Client-held funds - Quarter-to-date	791	809	(2)%
Average daily Client-held funds - Year-to-date	845	827	2%
Client-held funds are interest-earning deposits from which we generate custodial revenue. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of CDBs. We deposit the Client-held funds with our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate and no set term or duration. Client-held funds fluctuate depending on the timing of funding and spending of CDB balances and the number of CDBs we administer.
Adjusted EBITDA
We define Adjusted EBITDA, which is a non-GAAP financial metric, as earnings before interest, taxes, depreciation and amortization, amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, gains and losses on equity securities, amortization of incremental costs to obtain a contract, costs associated with unused office space, and certain other non-operating items. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because it reflects operating profitability before consideration of non-operating expenses and non-cash expenses and serves as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2024	2023
Net income (loss)	$55,712	$(26,143)
Interest income	(12,138)	(1,763)
Interest expense	55,455	48,424
Income tax provision (benefit)	19,328	(11,953)
Depreciation and amortization	60,315	66,615
Amortization of acquired intangible assets	92,763	94,586
Stock-based compensation expense	77,151	62,614
Merger integration expenses	10,435	28,596
Acquisition costs	—	53
Amortization of incremental costs to obtain a contract	5,435	4,393
Costs associated with unused office space	4,179	4,958
Other	538	1,968
Adjusted EBITDA	$369,173	$272,348

The following table sets forth our net income (loss) as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Net income (loss)	$55,712	$(26,143)	$81,855	*
As a percentage of revenue	6%	(3)%
*Not meaningful
Our net income (loss) increased by $81.9 million, from net loss of $26.1 million for the fiscal year ended January 31, 2023 to net income of $55.7 million for the fiscal year ended January 31, 2024, due to an increase in gross profit and other income, net, partially offset by net increases in operating expenses and income tax provision, as described more fully in the section entitled "Results of operations."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Adjusted EBITDA	$369,173	$272,348	$96,825	36%
As a percentage of revenue	37%	32%
Our Adjusted EBITDA increased by $96.8 million, or 36%, from $272.3 million for the fiscal year ended January 31, 2023 to $369.2 million for the fiscal year ended January 31, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs.
Our use of Adjusted EBITDA, including as a percentage of revenue, has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Non-GAAP net income
Non-GAAP net income is calculated by adding back to GAAP net income (loss) before income taxes the following items: amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, gains and losses on equity securities, costs associated with unused office space, and losses on extinguishment of debt, and subtracting a non-GAAP tax provision using a normalized non-GAAP tax rate. We believe that non-GAAP net income and non-GAAP net income per diluted share provide useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because these non-GAAP metrics reflect operating profitability before consideration of certain non-operating expenses and non-cash expenses and serve as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Year ended January 31,
(in thousands, except per share data)	2024	2023
Net income (loss)	$55,712	$(26,143)
Income tax provision (benefit)	19,328	(11,953)
Income (loss) before income taxes - GAAP	75,040	(38,096)
Non-GAAP adjustments:
Amortization of acquired intangible assets	92,763	94,586
Stock-based compensation expense	77,151	62,614
Merger integration expenses	10,435	28,596
Acquisition costs	—	53
Costs associated with unused office space	4,179	4,958
Loss on extinguishment of debt	1,157	—
Total adjustments to income (loss) before income taxes - GAAP	185,685	190,807
Income before income taxes - Non-GAAP	260,725	152,711
Income tax provision - Non-GAAP (1)	65,180	38,178
Non-GAAP net income	195,545	114,533

Diluted weighted-average shares	86,957	84,442
GAAP net income (loss) per diluted share	$0.64	$(0.31)
Non-GAAP net income per diluted share	$2.25	$1.36
(1)The Company utilizes a normalized non-GAAP tax rate to provide better consistency across the interim reporting periods within a given fiscal year by eliminating the effects of non-recurring and period-specific items, which can vary in size and frequency, and which are not necessarily reflective of the Company’s longer-term operations. The normalized non-GAAP tax rate applied to each period presented was 25%. The Company may adjust its non-GAAP tax rate as additional information becomes available and in conjunction with any other significant events occurring that may materially affect this rate, such as merger and acquisition activity, changes in business outlook, or other changes in expectations regarding tax regulations.
Our non-GAAP net income increased by $81.0 million, or 71%, from $114.5 million for the fiscal year ended January 31, 2023 to $195.5 million for the fiscal year ended January 31, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and interest expense.
Our use of non-GAAP net income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Key components of our results of operations
Revenue
We generate revenue from three primary sources: service revenue, custodial revenue, and interchange revenue.
Service revenue.    We earn service revenue from the fees we charge our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. With respect to our Network Partners and Clients, our fees are generally based on a fixed tiered structure for the duration of the relevant service agreement and are paid to us on a monthly basis. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets through our investment partner from which we earn recordkeeping and advisory fees, calculated as a percentage of the member's HSA investments. We recognize revenue on a monthly basis as services are rendered to our members and Clients.
Custodial revenue.    We earn custodial revenue primarily from HSA cash held by our Depository Partners or our insurance company partners and Client-held funds held by our Depository Partners. HSA cash is held by our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances held by the relevant Depository Partner, and (iii) have minimum and maximum required balances. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. Client-held funds held by our Depository Partners are held in interest-bearing demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA cash and Client-held funds that is based on the interest rates offered to us by these Depository Partners and insurance company partners.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our physical payment cards or virtual platforms to make a purchase. This revenue is collected each time a member “swipes” our payment card to pay expenses. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing banks and card processors.
Cost of revenue
Service costs.    Service costs are comprised of costs related to servicing accounts, managing Client and Network Partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), new member and participant supplies, and other operating costs related to servicing our members.
Custodial costs.    Custodial costs are comprised of interest retained by our HSA members on HSA cash and fees we pay to banking consultants whom we use to help secure agreements with our Depository Partners. Interest retained by HSA members is calculated on a tiered basis. The interest rates retained by HSA members can change based on a formula or upon required notice.
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
Interest expense
Interest expense consists primarily of accrued interest expense and amortization of deferred financing costs associated with our long-term debt. Interest on our Term Loan Facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other income (expense), net
Other income (expense), net, consists of acquisition costs, interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision (benefit)
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2024, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our consolidated balance sheet.
We evaluate our tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.
Results of operations
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications relate primarily to recordkeeping and advisory fees associated with HSA investments of $25.6 million, $21.8 million, and $16.7 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively, which were reclassified from custodial revenue to service revenue to better align our financial statement presentation with the underlying drivers of our revenue streams. We also reclassified certain immaterial personnel-related costs from custodial costs to service costs or general and administrative costs. The reclassifications had no impact on our total revenue, income (loss) from operations, net income (loss), cash flows, or stockholders' equity.
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,			2023 to 2024		2022 to 2023
(in thousands, except percentages)	2024	2023	2022	$ change	% change	$ change	% change
Service revenue	$455,690	$452,026	$443,608	$3,664	1%	$8,418	2%
Custodial revenue	386,594	261,282	186,119	125,312	48%	75,163	40%
Interchange revenue	157,303	148,440	126,829	8,863	6%	21,611	17%
Total revenue	$999,587	$861,748	$756,556	$137,839	16%	$105,192	14%

Service revenue. The $3.7 million, or 1%, increase in service revenue from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to an increase in administration fees earned with respect to HSAs and recordkeeping and advisory fees earned with respect to HSA investments, partially offset by lower fees with respect to FSA and COBRA accounts.
The $8.4 million, or 2%, increase in service revenue from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to new revenue from the Further Acquisition and our HSA portfolio acquisitions, an increase in administration fees earned with respect to HSAs and recordkeeping and advisory fees earned with respect to HSA investments, and increased revenue from HRA and commuter benefits administration, partially offset by non-recurring revenue related to COBRA benefits administration during the fiscal year ended January 31, 2022.
We expect service revenue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $125.3 million, or 48%, increase in custodial revenue from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to an increase in average annualized yield from 1.90% for the fiscal year ended January 31, 2023 to 2.49% for the fiscal year ended January 31, 2024 (due to both higher interest rates overall and increased participation in our Enhanced Rates offering), the $1.0 billion, or 8%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
The $75.2 million, or 40%, increase in custodial revenue from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the $2.5 billion, or 23%, increase in the average daily balance of HSA cash, as described above, and an increase in average annualized yield from 1.75% for the fiscal year ended January 31, 2022 to 1.90% for the fiscal year ended January 31, 2023 (due to both higher interest rates overall and increased participation in our Enhanced Rates offering).
Assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as our existing agreements with our Depository Partners are renewed or replaced with agreements with higher rates, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. As Basic Rates contracts mature, we intend to transfer the associated HSA cash into Enhanced Rates contracts unless the HSA member affirmatively opts to remain in the Basic Rates offering.
Interchange revenue. The $8.9 million, or 6%, increase in interchange revenue from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to an increase in Total Accounts.
The $21.6 million, or 17%, increase in interchange revenue from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to increased spend per account and an increase in Total Accounts.
Total revenue. Total revenue increased by $137.8 million, or 16%, from the year ended January 31, 2023 to the year ended January 31, 2024, primarily due to the increase in custodial revenue, as well as the increases in interchange and service revenues, described above.
Total revenue increased by $105.2 million, or 14%, from the year ended January 31, 2022 to the year ended January 31, 2023 due to the increases in custodial, interchange, and service revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,			2023 to 2024		2022 to 2023
(in thousands, except percentages)	2024	2023	2022	$ change	% change	$ change	% change
Service costs	$317,357	$318,516	$291,618	$(1,159)	0%	$26,898	9%
Custodial costs	32,502	26,101	19,492	6,401	25%	6,609	34%
Interchange costs	27,091	25,196	20,681	1,895	8%	4,515	22%
Total cost of revenue	$376,950	$369,813	$331,791	$7,137	2%	$38,022	11%
Service costs. The $1.2 million, or less than 1%, decrease in service costs from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to efficiencies resulting from our technology investments and lower amortization expense, largely offset by increases in personnel-related costs to support the increase in average Total Accounts.

The $26.9 million, or 9%, increase in service costs from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the inclusion of a full year of Further's results of operations and an increase in personnel-related costs to support the increase in average Total Accounts.
Custodial costs. The $6.4 million, or 25%, increase in custodial costs from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to an increase in the average annualized rate of interest retained by HSA members on HSA cash, which increased from 0.19% for the fiscal year ended January 31, 2023 to 0.22% for the fiscal year ended January 31, 2024, and the $1.0 billion, or 8% increase in the average daily balance of HSA cash, as described above.
The $6.6 million, or 34%, increase in custodial costs from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to an increase in the average daily balance of HSA cash, which increased from $10.6 billion for the fiscal year ended January 31, 2022 to $13.0 billion for the fiscal year ended January 31, 2023, and an increase in the average annualized rate of interest retained by HSA members on HSA cash, which increased from 0.17% for the fiscal year ended January 31, 2022 to 0.19% for the fiscal year ended January 31, 2023.
Assuming the current interest rate environment continues, we expect custodial costs to increase due to an increase in the average annualized rate of interest retained by HSA members on HSA cash and an increase in the year-over-year average daily balance of HSA cash.
Interchange costs. The $1.9 million, or 8%, increase in interchange costs from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to an increase in Total Accounts.
The $4.5 million, or 22%, increase in interchange costs from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to increased spend per account and an increase in Total Accounts.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. However, on an annual basis, relative to the fiscal year ended January 31, 2024, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by increases in stock-based compensation and other personnel costs. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,			2023 to 2024		2022 to 2023
(in thousands, except percentages)	2024	2023	2022	$ change	% change	$ change	% change
Sales and marketing	$79,273	$68,849	$58,605	$10,424	15%	$10,244	17%
Technology and development	218,811	193,375	157,364	25,436	13%	36,011	23%
General and administrative	103,656	97,472	85,438	6,184	6%	12,034	14%
Amortization of acquired intangible assets	92,763	94,586	82,791	(1,823)	(2)%	11,795	14%
Merger integration	10,435	28,596	64,805	(18,161)	(64)%	(36,209)	(56)%
Total operating expenses	$504,938	$482,878	$449,003	$22,060	5%	$33,875	8%
Sales and marketing. The $10.4 million, or 15%, increase in sales and marketing expenses from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to an increase in personnel-related expenses and travel costs.
The $10.2 million, or 17%, increase in sales and marketing expenses from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the inclusion of a full year of Further's results of operations and an increase in personnel-related expenses and travel costs, partially offset by a decrease in advertising expenses.
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

Technology and development. The $25.4 million, or 13%, increase in technology and development expenses from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to increases in personnel-related expenses and software costs.
The $36.0 million, or 23%, increase in technology and development expenses from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the inclusion of a full year of Further's results of operations and increases in amortization and personnel-related expenses.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology, including our ongoing modernization project described earlier. On an annual basis, we expect our technology and development expenses to remain relatively steady as a percentage of our total revenue. However, our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $6.2 million, or 6%, increase in general and administrative expenses from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to increases in professional services expense and personnel-related expenses, partially offset by a decrease in amortization expense.
The $12.0 million, or 14%, increase in general and administrative expenses from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the inclusion of a full year of Further's results of operations and increases in personnel-related expenses and stock-based compensation.
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
Amortization of acquired intangible assets. The $1.8 million, or 2%, decrease in amortization of acquired intangible assets from the year ended January 31, 2023 to the year ended January 31, 2024 was due to the smaller carrying amount of intangible assets that have not been fully amortized.
The $11.8 million, or 14%, increase in amortization of acquired intangible assets from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the inclusion of amortization related to identified intangible assets acquired through the Further Acquisition commencing November 1, 2021. The remainder of the increase was primarily due to amortization of acquired HSA portfolios, including the Fifth Third and HealthSavings HSA portfolios.
Merger integration. The $18.2 million, or 64%, decrease in merger integration expense from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to a decrease in merger integration activities related to the acquisitions of WageWorks and the Further business.
The $10.4 million in merger integration expense for the fiscal year ended January 31, 2024 was primarily due to personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, professional fees, and technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks, including ongoing lease expense related to WageWorks offices that have been permanently closed, less any related sublease income, and professional fees. We expect merger integration expenses attributable to the Further acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the date of the acquisition, which occurred in November 2021.
The $36.2 million, or 56%, decrease in merger integration expense from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to a decrease in merger integration activities related to the acquisition of WageWorks.
Interest expense
The $7.0 million increase in interest expense from the year ended January 31, 2023 to the year ended January 31, 2024 was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.45% as of January 31, 2024, up from 7.14% as of January 31, 2023, and a $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under our Term Loan Facility in April 2023, partially offset by a lower average principal balance under our Term Loan Facility. Our Term Loan Facility had an outstanding principal balance of $286.9 million and $341.3 million as of January 31, 2024 and January 31, 2023, respectively.

The $11.9 million increase in interest expense from the year ended January 31, 2022 to the year ended January 31, 2023 was primarily due to the impact of higher interest rates on our Term Loan Facility, which had an effective interest rate of 7.14% as of January 31, 2023, up from 2.63% as of January 31, 2022. Our Term Loan Facility had an outstanding principal balance of $341.3 million and $350.0 million as of January 31, 2023 and January 31, 2022, respectively.
On an annual basis, we expect our interest expense to increase, primarily due to the impact of borrowings under our Revolving Credit Facility in conjunction with the BenefitWallet HSA portfolio acquisition, which is expected to close in multiple tranches during the first half of fiscal 2025, and increased interest rates on our Term Loan Facility, partially offset by a lower average principal balance under our Term Loan Facility. The interest rate on our Term Loan Facility and Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates continue to increase in future periods.
Other income (expense), net
The $11.5 million increase in other income, net, from $1.3 million during the fiscal year ended January 31, 2023 to $12.8 million during the fiscal year ended January 31, 2024, was primarily due to a $10.4 million increase in interest income on corporate cash and a $1.2 million increase in other miscellaneous income, net.
The change in other income (expense), net, from expense of $5.9 million during the fiscal year ended January 31, 2022 to income of $1.3 million during the fiscal year ended January 31, 2023, was primarily due to a $10.8 million decrease in acquisition costs, partially offset by a $3.6 million decrease in other miscellaneous income, net.
Income tax provision (benefit)
For the fiscal years ended January 31, 2024 and 2023, we recorded an income tax provision of $19.3 million and an income tax benefit of $12.0 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income, an increase in unrecognized tax benefits, adjustments from settlement of an IRS examination, and a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, partially offset by an increase in research and development tax credits and a decrease in valuation allowance.
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
Liquidity and capital resources
For a discussion related to liquidity and capital resources for fiscal year 2023 compared to fiscal year 2022, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal year 2023 Form 10-K, filed with the SEC on March 30, 2023.
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

As of January 31, 2024 and January 31, 2023, cash and cash equivalents were $404.0 million and $254.3 million, respectively.
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
As of January 31, 2024, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of January 31, 2024, and for the period then ended.
Use of cash
In April 2023, we used $50.0 million of cash to prepay, in direct order of maturity, principal due under our Term Loan Facility.
Capital expenditures for the fiscal years ended January 31, 2024 and 2023 were $42.8 million and $48.5 million, respectively. We expect to continue our current level of capital expenditures during the fiscal year ending January 31, 2025 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$242,826	$150,650
Net cash used in investing activities	(46,074)	(119,127)
Net cash used in financing activities	(47,039)	(2,671)
Increase in cash and cash equivalents	149,713	28,852
Beginning cash and cash equivalents	254,266	225,414
Ending cash and cash equivalents	$403,979	$254,266
Cash flows from operating activities. Net cash provided by operating activities increased by $92.2 million, primarily due to increased cash receipts with respect to our custodial revenue, partially offset by an increase in cash payments for income taxes, personnel-related expenses, and interest expense during the fiscal year ended January 31, 2024.
Cash flows from investing activities. Net cash used in investing activities decreased by $73.1 million, due to a $67.3 million decrease in cash used for HSA portfolio acquisitions, a $4.1 million decrease in cash used for purchases of software and capitalized software development costs, and a $1.7 million decrease in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash used in financing activities increased by $44.4 million, primarily due to a $45.6 million increase in principal payments related to our long-term debt.
Contractual obligations
See Note 7—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of January 31, 2024, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. The standby letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our consolidated balance sheets.
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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the fiscal years ended January 31, 2024, 2023, and 2022, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of January 31, 2024 and 2023 were $404.0 million and $254.3 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of January 31, 2024 and 2023 was $104.9 million and $96.8 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2024 and 2023, we held in custody HSA Assets of $25.2 billion and $22.1 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2024 and 2023, we held Client-held funds of $842 million and $901 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2024 and 2023, we had unrestricted cash and cash equivalents of $404.0 million and $254.3 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of January 31, 2024 and 2023, we had $286.9 million and $341.3 million, respectively, outstanding under our Term Loan Facility and no amounts drawn under our Revolving Credit Facility. In connection with the BenefitWallet HSA portfolio acquisition, which is expected to close in multiple tranches during the first half of fiscal 2025, we expect to borrow approximately 50% of the purchase price and related costs using our Revolving Credit Facility with the actual percentages to be determined in connection with the payment for each tranche. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The stated interest rate on our Term Loan Facility and Revolving Credit Facility is variable and was 6.69% and 6.31% at January 31, 2024 and 2023, respectively. Accordingly, we may incur additional expense if interest rates increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our credit facilities at January 31, 2024 would result in approximately $2.9 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Service Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company's primary sources of revenue are service, custodial, and interchange revenue. The Company’s service revenue was $455.7 million for the year ended January 31, 2024. To generate service revenue, the Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
The principal consideration for our determination that performing procedures relating to service revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for service revenue. These procedures also included, among others, evaluating the recognition of service revenue for a sample of revenue transactions by obtaining confirmation from customers or obtaining and inspecting source documents, including invoices, sales contracts, and cash receipts.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 22, 2024
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2024	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$403,979	$254,266
Accounts receivable, net of allowance for doubtful accounts of $3,947 and $4,989 as of January 31, 2024 and 2023, respectively	104,893	96,835
Other current assets	48,564	31,792
Total current assets	557,436	382,893
Property and equipment, net	6,013	12,862
Operating lease right-of-use assets	48,380	56,461
Intangible assets, net	835,948	936,359
Goodwill	1,648,145	1,648,145
Other assets	67,868	52,180
Total assets	$3,163,790	$3,088,900
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,041	$13,899
Accrued compensation	49,608	45,835
Accrued liabilities	46,038	43,668
Current portion of long-term debt	—	17,500
Operating lease liabilities	9,404	10,159
Total current liabilities	117,091	131,061
Long-term liabilities
Long-term debt, net of issuance costs	874,972	907,838
Operating lease liabilities, non-current	48,766	58,988
Other long-term liabilities	19,270	12,708
Deferred tax liability	68,670	82,665
Total long-term liabilities	1,011,678	1,062,199
Total liabilities	1,128,769	1,193,260
Commitments and contingencies (see Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 86,127 and 84,758 shares issued and outstanding as of January 31, 2024 and 2023, respectively	9	8
Additional paid-in capital	1,829,384	1,745,716
Accumulated earnings	205,628	149,916
Total stockholders’ equity	2,035,021	1,895,640
Total liabilities and stockholders’ equity	$3,163,790	$3,088,900
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income (loss)

	Year ended January 31,
(in thousands, except per share data)	2024	2023	2022
Revenue
Service revenue	$455,690	$452,026	$443,608
Custodial revenue	386,594	261,282	186,119
Interchange revenue	157,303	148,440	126,829
Total revenue	999,587	861,748	756,556
Cost of revenue
Service costs	317,357	318,516	291,618
Custodial costs	32,502	26,101	19,492
Interchange costs	27,091	25,196	20,681
Total cost of revenue	376,950	369,813	331,791
Gross profit	622,637	491,935	424,765
Operating expenses
Sales and marketing	79,273	68,849	58,605
Technology and development	218,811	193,375	157,364
General and administrative	103,656	97,472	85,438
Amortization of acquired intangible assets	92,763	94,586	82,791
Merger integration	10,435	28,596	64,805
Total operating expenses	504,938	482,878	449,003
Income (loss) from operations	117,699	9,057	(24,238)
Other expense
Interest expense	(55,455)	(48,424)	(36,572)
Other income (expense), net	12,796	1,271	(5,931)
Total other expense	(42,659)	(47,153)	(42,503)
Income (loss) before income taxes	75,040	(38,096)	(66,741)
Income tax provision (benefit)	19,328	(11,953)	(22,452)
Net income (loss) and comprehensive income (loss)	$55,712	$(26,143)	$(44,289)
Net income (loss) per share:
Basic	$0.65	$(0.31)	$(0.53)
Diluted	$0.64	$(0.31)	$(0.53)
Weighted-average number of shares used in computing net income (loss) per share:
Basic	85,564	84,442	83,133
Diluted	86,957	84,442	83,133
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

	Common stock		Additional paid-in capital	Accumulated earnings	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2021	77,168	$8	$1,158,372	$220,348	$1,378,728
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	862	—	8,746	—	8,746
Other issuance of common stock	5,750	—	456,640	—	456,640
Stock-based compensation	—	—	52,750	—	52,750
Net loss	—	—	—	(44,289)	(44,289)
Balance as of January 31, 2022	83,780	$8	$1,676,508	$176,059	$1,852,575
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	978	—	6,594	—	6,594
Stock-based compensation	—	—	62,614	—	62,614
Net loss	—	—	—	(26,143)	(26,143)
Balance as of January 31, 2023	84,758	$8	$1,745,716	$149,916	$1,895,640
Issuance of common stock:
Issuance of common stock upon exercise of options, and for restricted stock	1,369	1	6,517	—	6,518
Stock-based compensation	—	—	77,151	—	77,151
Net income	—	—	—	55,712	55,712
Balance as of January 31, 2024	86,127	$9	$1,829,384	$205,628	$2,035,021
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$55,712	$(26,143)	$(44,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153,078	161,201	137,188
Stock-based compensation	77,151	62,614	52,750
Impairment of right-of-use assets	—	—	11,246
Amortization of debt issuance costs	2,852	3,261	4,448
Loss on extinguishment of debt	1,157	—	4,049
Change in fair value of contingent consideration	—	—	(2,147)
Gains on equity securities	—	—	(1,677)
Other non-cash items	—	268	1,232
Deferred taxes	(13,995)	(17,181)	(23,430)
Changes in operating assets and liabilities:
Accounts receivable	(8,058)	(9,570)	(11,204)
Other assets	(32,790)	4,620	7,464
Operating lease right-of-use assets	10,190	8,244	15,235
Accrued compensation	2,951	(1,282)	(3,657)
Accounts payable, accrued liabilities, and other current liabilities	(204)	(26,673)	(2,178)
Operating lease liabilities, non-current	(11,780)	(7,232)	(9,412)
Other long-term liabilities	6,562	(1,477)	5,377
Net cash provided by operating activities	242,826	150,650	140,995
Cash flows from investing activities:
Business combinations, net of cash acquired	—	—	(504,533)
Purchases of software and capitalized software development costs	(41,123)	(45,173)	(62,708)
Acquisitions of HSA portfolios	(3,257)	(70,583)	(65,465)
Purchases of property and equipment	(1,694)	(3,371)	(8,908)
Proceeds from sale of equity securities	—	—	2,367
Net cash used in investing activities	(46,074)	(119,127)	(639,247)
Cash flows from financing activities:
Principal payments on long-term debt	(54,375)	(8,750)	(1,003,125)
Proceeds from long-term debt	—	—	950,000
Payment of debt issuance costs	—	—	(11,920)
Proceeds from follow-on equity offering, net of payments for offering costs	—	—	456,640
Settlement of client-held funds obligation, net	865	(603)	(486)
Proceeds from exercise of common stock options	6,471	6,682	9,754
Payment of contingent consideration	—	—	(6,000)
Net cash provided by (used in) financing activities	(47,039)	(2,671)	394,863
Increase (decrease) in cash and cash equivalents	149,713	28,852	(103,389)
Beginning cash and cash equivalents	254,266	225,414	328,803
Ending cash and cash equivalents	$403,979	$254,266	$225,414
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2024	2023	2022

Supplemental cash flow data:
Interest expense paid in cash	$49,560	$43,570	$16,107
Income tax payments (refunds), net	35,352	1,526	(5,632)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,145	3,595	4,640
Purchases of property and equipment included in accounts payable or accrued liabilities	263	69	1,414
Acquisitions of HSA portfolios included in accounts payable or accrued liabilities	—	—	1,692
Decrease (increase) in goodwill due to measurement period adjustments, net	—	(2,309)	19
Exercise of common stock options receivable	429	382	470
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
In February 2006, HealthEquity received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders. On July 24, 2017, HealthEquity received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian according to Treasury Regulations section 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than the sum of 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2024, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications relate primarily to recordkeeping and advisory fees associated with HSA investments of $25.6 million, $21.8 million, and $16.7 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively, which were reclassified from custodial revenue to service revenue to better align the Company's financial statement presentation with the underlying drivers of the Company's revenue streams. The Company also reclassified certain immaterial personnel-related costs from custodial costs to service costs or general and administrative costs. The reclassifications had no impact on the Company's total revenue, income (loss) from operations, net income (loss), cash flows, or stockholders' equity. See Note 13—Selected quarterly financial data for additional information and the impact of the reclassifications by quarter.
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
Other assets
Other assets consist primarily of contract costs, prepaid expenditures, debt issuance costs, income tax receivables, and various other assets. Amounts expected to be recouped or recognized over a period of twelve months or less have been classified as current in the accompanying consolidated balance sheets.
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
Service revenue. The Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets through the Company's investment partner from which the Company earns recordkeeping and advisory fees, calculated as a percentage of the member's HSA investments. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
Custodial revenue. The Company earns custodial revenue primarily from HSA assets deposited with depository partners or placed in group annuity contracts or similar arrangements with insurance company partners and Client-held funds deposited with depository partners. The placement of funds represents a service that is simultaneously received and consumed by the depository partners and insurance company partners. The Company recognizes custodial revenue each month, in an amount that reflects the consideration it expects to be entitled to in exchange for the service.
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
Stock-based compensation
The Company grants restricted stock units ("RSUs") to certain team members, executive officers, and directors. Historically, the Company also granted stock options and restricted stock awards ("RSAs") under the Incentive Plan. The Company recognizes compensation expense for stock-based awards based on the grant date estimated fair value. Expense for stock-based awards is generally recognized on a straight-line basis over the requisite service period and is reversed as pre-vesting forfeitures occur. The fair value of stock options was determined using the Black-Scholes option pricing model. The determination of fair value for stock options on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables. The fair value of RSUs is based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
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
Interest expense
Interest expense consists primarily of accrued interest expense and amortization of deferred financing costs associated with long-term debt.
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
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of other segment items, interim disclosure of a reportable segment’s profit or loss and assets, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU requires public companies with a single reportable segment to provide the segment disclosures required by Topic 280 and will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the ASU to determine its impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our income tax disclosures.
Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
(in thousands, except per share data)	2024	2023	2022
Numerator (basic and diluted):
Net income (loss)	$55,712	$(26,143)	$(44,289)
Denominator (basic):
Weighted-average common shares outstanding	85,564	84,442	83,133
Denominator (diluted):
Weighted-average common shares outstanding	85,564	84,442	83,133
Weighted-average dilutive effect of stock options and restricted stock units	1,393	—	—
Diluted weighted-average common shares outstanding	86,957	84,442	83,133
Net income (loss) per share:
Basic	$0.65	$(0.31)	$(0.53)
Diluted	$0.64	$(0.31)	$(0.53)
For the fiscal years ended January 31, 2024, 2023 and 2022, 0.6 million, 2.5 million, and 1.8 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

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

Note 4. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) components consisted of the following:
Allowance for doubtful accounts
As of January 31, 2024 and 2023, the Company had an allowance for doubtful accounts of $3.9 million and $5.0 million, respectively. During the fiscal years ended January 31, 2024, 2023, and 2022, the Company recorded credit losses from trade receivables of $1.7 million, $2.1 million, and $3.3 million, respectively.
Prepaid expenses
As of January 31, 2024 and 2023, the Company had prepaid expenses of $31.2 million and $20.1 million, respectively, which are included within other current assets on the Company's consolidated balance sheets.
Costs to obtain a contract
As of January 31, 2024 and 2023, the net amount capitalized as contract costs was $52.1 million and $44.0 million, respectively, which is included in other current assets and other assets. Amortization of capitalized contract costs during the fiscal years ended January 31, 2024, 2023, and 2022 was $5.4 million, $4.4 million, and $4.3 million, respectively.
Property and equipment
Property and equipment consisted of the following as of January 31, 2024 and 2023:

(in thousands)	January 31, 2024	January 31, 2023
Leasehold improvements	$14,455	$18,269
Furniture and fixtures	7,087	8,392
Computer equipment	25,489	28,021
Property and equipment, gross	47,031	54,682
Accumulated depreciation	(41,018)	(41,820)
Property and equipment, net	$6,013	$12,862
Depreciation expense for the fiscal years ended January 31, 2024, 2023 and 2022 was $8.8 million, $12.3 million and $14.7 million, respectively.
Contract balances
As of January 31, 2024 and 2023, the balance of deferred revenue was $6.2 million and $8.3 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 77% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of twelve months or less are classified as accrued liabilities in the Company's consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $4.8 million. The Company expects to satisfy its remaining obligations for these arrangements.
Other income (expense), net
Other income (expense), net, consisted of the following:

	Year ended January 31,
(in thousands)	2024	2023	2022
Interest income	$12,138	$1,763	$1,501
Gain on equity securities	—	—	1,692
Acquisition costs	—	(53)	(10,832)
Other miscellaneous income (expense)	658	(439)	1,708
Total other income (expense), net	$12,796	$1,271	$(5,931)

Interest expense
Based on the application of ASC 470-50, Debt - Modifications and Extinguishments, the Company recorded debt extinguishment losses of $1.2 million and $4.0 million during the fiscal years ended January 31, 2024 and 2022, respectively, which are included within interest expense in the consolidated statements of operations and comprehensive income (loss).
Note 5. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of less than 1 year to approximately 7 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 2 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The components of operating lease costs were as follows:

	Year ended January 31,
(in thousands)	2024	2023	2022
Operating lease expense	$9,437	$11,371	$14,762
Sublease income	(2,680)	(2,187)	(1,836)
Net operating lease cost	$6,757	$9,184	$12,926
Weighted average lease term and discount rate were as follows:

	January 31, 2024	January 31, 2023
Weighted average remaining lease term	6.7 years	7.5 years
Weighted average discount rate	4.3%	4.3%
Lease liabilities were as follows:

(in thousands)	January 31, 2024	January 31, 2023
Gross lease liabilities	$67,269	$81,313
Less: imputed interest	(9,099)	(12,166)
Present value of lease liabilities	58,170	69,147
Less: current portion of lease liabilities	(9,404)	(10,159)
Lease liabilities, non-current	$48,766	$58,988
As of January 31, 2024, the Company had an additional operating lease for office space that had not yet commenced with aggregate undiscounted lease payments of $1.9 million. The operating lease will commence during fiscal year 2025 and has a lease term of approximately 7 years.
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year ended January 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,900	$12,533
Right-of-use assets obtained in exchange for lease obligations	$2,109	$1,092
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

Note 6. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	January 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$267,498	$(197,388)	$70,110
Acquired HSA portfolios	264,445	(81,059)	183,386
Acquired customer relationships	759,782	(205,127)	554,655
Acquired developed technology	132,825	(105,049)	27,776
Acquired trade names	12,900	(12,879)	21
Total amortizable intangible assets	$1,437,450	$(601,502)	$835,948

	January 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$233,194	$(152,178)	$81,016
Acquired HSA portfolios	261,188	(63,547)	197,641
Acquired customer relationships	759,782	(153,434)	606,348
Acquired developed technology	132,825	(81,692)	51,133
Acquired trade names	12,900	(12,679)	221
Total amortizable intangible assets	$1,399,889	$(463,530)	$936,359
During the fiscal years ended January 31, 2024 and 2023, the Company capitalized $3.3 million and $68.9 million, respectively, to acquire the rights to act as a custodian of HSA portfolios.
Amortization expense for the fiscal years ended January 31, 2024, 2023, and 2022 was $144.3 million, $148.9 million and $122.5 million, respectively. Estimated amortization expense for the fiscal years ending January 31 is as follows:

Year ending January 31, (in thousands)
2025	$126,150
2026	97,732
2027	80,837
2028	67,550
2029	65,774
Thereafter	397,905
Total	$835,948
Goodwill
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements. During the fiscal year ended January 31, 2023, goodwill increased by $2.3 million due to measurement period adjustments associated with the Further Acquisition and the Luum Acquisition. There were no changes to the carrying value of goodwill during the fiscal year ended January 31, 2024.

Note 7. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for the Company's outstanding contractual obligations as of January 31, 2024:

	Payments due by fiscal year
(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
4.50% Senior Notes due 2029 (1)	$—	$—	$—	$—	$—	$600,000	$600,000
Term Loan Facility (1)	—	6,875	280,000	—	—	—	286,875
Interest on long-term debt obligations (2)	46,502	46,402	39,087	27,000	27,000	18,000	203,991
Operating lease obligations (3)	9,862	10,281	10,165	10,323	10,553	17,952	69,136
Other contractual obligations (4)	23,496	21,487	7,302	6,502	—	—	58,787
BenefitWallet HSA portfolio acquisition (5)	445,000	—	—	—	—	—	445,000
Total	$524,860	$85,045	$336,554	$43,825	$37,553	$635,952	$1,663,789
(1)As of January 31, 2024, the outstanding combined principal of $886.9 million is presented net of debt issuance costs on the consolidated balance sheets. The debt issuance costs are not included in the table above.
(2)Estimated interest payments assume the stated interest rates applicable to the Notes and Term Loan Facility as of January 31, 2024, which were 4.50% and 6.69% per annum, respectively.
(3)The Company leases office space and data storage facilities and has other non-cancelable operating leases expiring at various dates through 2030. These amounts exclude contractual sublease income of $16.3 million, which is expected to be received through December 2030.
(4)Other contractual obligations consist of processing services agreements, software subscriptions, and other contractual commitments.
(5)In September 2023, the Company entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC, for a purchase price of $425.0 million and reimbursement of up to $20.0 million of Conduent's transfer-related expenses. In addition, the Company expects to incur approximately $7.0 million of transaction costs associated with the acquisition.
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
Legal matters
In April 2021, WageWorks, a wholly owned subsidiary of the Company, exercised its right to terminate a lease for office space in Mesa, Arizona that had not yet commenced, with aggregate lease payments of $63.1 million and a term of approximately 11 years, following the landlord's failure to fulfill its obligations under the lease agreement (the "Lease"). WageWorks' right to terminate the Lease was disputed by the landlord, Union Mesa 1, LLC (“Union Mesa”), which claimed that the Lease had commenced on December 1, 2020. On November 5, 2021, Union Mesa notified WageWorks that it was in default of the Lease for failure to pay rent, which Union Mesa claimed was due beginning in November 2021, after 11 months of abated rent. On November 24, 2021, Union Mesa drew $2.8 million, the full amount under the letter of credit that WageWorks had posted to secure its obligations under the Lease. The Company recorded the $2.8 million draw as merger integration expense in the consolidated statement of operations and comprehensive income (loss). On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Maricopa County Superior Court in the State of Arizona. On January 4, 2022, WageWorks filed an amended complaint, seeking a declaratory judgment that the Lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. In May and June 2022, Union Mesa filed an answer, counterclaim, and third-party complaint against WageWorks and the Company, denying WageWorks' claims and separately seeking recourse against WageWorks for breach of contract and breach of the implied covenant of good faith and fair dealing as well as against the Company under the terms of its guaranty of WageWorks' obligations under the Lease. On July 21, 2022, WageWorks and the Company filed an answer to the counterclaim and the third-party complaint on its declaratory judgment claim that WageWorks' termination was improper under the Lease. On December 8, 2023, representatives from the parties participated in a court-ordered mediation held in Phoenix, Arizona, which was unsuccessful. On December 29, 2023, the Superior Court issued an order denying Union Mesa’s motion for partial summary judgment after finding that genuine issues of material fact exist. A trial is scheduled to start on December 9, 2024. WageWorks is seeking consequential damages relating to Union Mesa’s breach of the Lease and conversion of the letter of credit, including consequential damages, pre-judgment interest, and its attorneys’ fees.

Union Mesa has denied liability for these damages. Through its claims, Union Mesa is seeking direct and consequential damages in an amount to be proven at trial and an award of its reasonable attorney fees, plus interest, until any damages or fees that are awarded are paid. According to Union Mesa, these damages include (i) all rent payments due under the Lease accruing from December 2, 2020 (including abated rent), (ii) late charges of 3% on past due amounts, (iii) interest on past due amounts at an interest rate of the prime rate plus 5%, (iv) costs incurred in reletting the premises, (v) attorneys’ fees negotiating the lease and related agreements, and (vi) any other amounts necessary to compensate Union Mesa for the detriment proximately caused by WageWorks’ alleged breach of the Lease. In addition, Union Mesa states that it intends to re-assert periodic actions against WageWorks to seek all amounts due from time to time through the remaining term of the Lease or until the premises are successfully relet.
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
Note 8. Indebtedness
Long-term debt consisted of the following:

(in thousands)	January 31, 2024	January 31, 2023
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	286,875	341,250
Principal amount	886,875	941,250
Less: unamortized discount and issuance costs (1)	11,903	15,912
Total debt, net	874,972	925,338
Less: current portion of long-term debt	—	17,500
Long-term debt, net	$874,972	$907,838
(1)In addition to the $11.9 million and $15.9 million of unamortized discount and issuance costs related to long-term debt as of January 31, 2024 and 2023, respectively, $2.5 million and $3.4 million of unamortized issuance costs related to the Revolving Credit Facility (as defined below) are included within other assets on the consolidated balance sheets as of January 31, 2024 and January 31, 2023, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600.0 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of January 31, 2024, the balance of accrued interest on the Notes was $9.3 million, which is included within accrued liabilities on the Company's consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
On June 1, 2023, the Company entered into an amendment to the Credit Agreement which replaced interest rate provisions based on LIBOR with the forward-looking term rate based on the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”). As a result, borrowings under the Credit Agreement as so amended bear interest at an annual rate equal to, at the option of the Company, either (i) Term SOFR, plus a 0.10% credit spread adjustment, plus a margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate, plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Credit Agreement (as amended). As of January 31, 2024, the stated interest rate was 6.69% and the effective interest rate was 7.45%.
The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2024, no amounts have been drawn under the Revolving Credit Facility.
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
The Credit Agreement contains significant, customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2024, and for the period then ended.
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
Note 9. Income taxes
The income tax provision (benefit) consisted of the following:

	Year ended January 31,
(in thousands)	2024	2023	2022
Current:
Federal	$29,376	$3,260	$628
State	3,947	1,968	239
Total current tax provision	$33,323	$5,228	$867
Deferred:
Federal	$(11,004)	$(14,382)	$(21,197)
State	(2,991)	(2,799)	(2,122)
Total deferred tax benefit	$(13,995)	$(17,181)	$(23,319)
Total income tax provision (benefit)	$19,328	$(11,953)	$(22,452)

Total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2024	2023	2022
Federal income tax provision (benefit) at the statutory rate	$15,759	$(8,000)	$(14,016)
State income tax provision (benefit), net of federal tax provision (benefit)	5,382	(1,021)	(3,733)
Other non-deductible or non-taxable items, net	447	225	(165)
Excessive employee remuneration	2,939	3,246	1,214
Excess tax (benefit) shortfall on stock-based compensation expense, net	304	(2,479)	(5,098)
Federal research and development credits	(9,202)	(1,341)	(4,218)
Change in uncertain tax position reserves, net of indirect benefits	6,137	(2,970)	836
Deferred tax rate adjustment due to state apportionment changes	(1,039)	(30)	725
Adjustment from settlement of IRS examination	2,461	—	—
Return-to-provision adjustments	(433)	(38)	(810)
Change in valuation allowance	(3,129)	733	3,457
Other items, net	(298)	(278)	(644)
Total income tax provision (benefit)	$19,328	$(11,953)	$(22,452)
The Company’s effective income tax provision rate for the fiscal year ended January 31, 2024 was 25.8%, and the Company’s effective income tax benefit rate for the fiscal years ended January 31, 2023 and 2022 was 31.4% and 33.6%, respectively. The difference between the effective income tax rate and the U.S. federal statutory income tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in unrecognized tax benefits and valuation allowance, and other items. The increase in the effective tax rate for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 was primarily due to an increase in pre-tax book income, an increase in unrecognized tax benefits, adjustments from settlement of an IRS examination, and a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, partially offset by an increase in research and development tax credits and a decrease in valuation allowance. The decrease in the effective tax rate for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 was primarily due to a decrease in benefit for state income taxes, a decrease in research and development tax credits, a decrease in excess tax benefits on stock-based compensation expense, and an increase in nondeductible executive compensation relative to pre-tax book loss, partially offset by a release of uncertain tax positions and a smaller change in valuation allowance.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2024	January 31, 2023
Deferred tax assets:
Net operating loss carryforward	$1,730	$2,646
Stock compensation	14,069	16,217
Research and development credits	3,796	7,147
Lease liabilities	14,371	17,337
Capitalized research and development	33,474	16,419
Fixed assets	939	—
Accruals and reserves	3,557	4,439
Other, net	1,937	5,643
Total gross deferred tax assets	$73,873	$69,848
Less valuation allowance	(1,164)	(4,294)
Deferred tax assets, net of valuation allowance	72,709	65,554
Deferred tax liabilities:
Fixed assets	—	(1,509)
Intangible assets	(86,195)	(99,471)
Incremental contract costs	(12,887)	(11,118)
Right-of-use assets	(11,949)	(14,132)
Goodwill	(28,691)	(20,271)
Other, net	(1,657)	(1,718)
Total gross deferred tax liabilities	(141,379)	(148,219)
Net deferred tax liabilities	$(68,670)	$(82,665)
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (i.e., a likelihood of more than 50%) that the Company will be able to realize all of its federal deferred tax assets and the majority if its state deferred tax assets. The Company recorded a valuation allowance of $1.2 million and $4.3 million as of January 31, 2024 and 2023, respectively, related to certain state deferred tax assets. The $3.1 million decrease in valuation allowance recorded is primarily the result of state research and development tax credits that are expected to be utilized before expiration.
As of January 31, 2024, the Company had recorded state net operating loss carryforwards of $27.2 million, which begin to expire at various intervals following the tax year ending January 31, 2032. As of January 31, 2024, the Company also had state research and development credits of $11.9 million, which begin to expire at various intervals following the tax year ending January 31, 2025.
As of January 31, 2024 and 2023, the gross unrecognized tax benefit was $19.2 million and $8.7 million, respectively. If recognized, $16.2 million and $5.4 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2024 and 2023, respectively. Total gross unrecognized tax benefits increased by $10.5 million in the period from January 31, 2023 to January 31, 2024.
A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2024	January 31, 2023
Gross unrecognized tax benefits at beginning of year	$8,690	$11,653
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	9,325	—
Decreases as a result of tax positions taken during a prior period	—	(183)
Increases as a result of tax positions taken during the current period	3,386	639
Decreases as a result of settlement	(1,030)
Decreases resulting from the lapse of the applicable statute of limitations	(1,158)	(3,419)
Gross unrecognized tax benefits at end of year	$19,213	$8,690

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

(in thousands)	January 31, 2024	January 31, 2023
Total gross unrecognized tax benefits	$19,213	$8,690
Amounts netted against related deferred tax assets	(7,186)	(4,337)
Unrecognized tax benefits recorded on the consolidated balance sheet	$12,027	$4,353
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other income (expense), net in the statement of operations and comprehensive income (loss). During the fiscal years ended January 31, 2024, 2023, and 2022, the Company recorded penalties and interest of $0.1 million, $0.4 million, and $0.7 million, respectively, related to unrecognized tax benefits. As of January 31, 2024 and 2023, the Company recorded accrued interest and penalties of $1.4 million and $1.3 million, respectively.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the state of Texas. Such examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. An IRS examination was settled during the year ended January 31, 2024; adjustments recorded as a result of the examination were not material. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
Note 10. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income (loss) during the fiscal years presented:

	Year ended January 31,
(in thousands)	2024	2023	2022
Cost of revenue	$16,462	$13,591	$10,684
Sales and marketing	13,182	9,821	7,001
Technology and development	20,891	13,828	13,132
General and administrative	26,616	25,374	21,933
Other expense, net	—	—	342
Total stock-based compensation expense	$77,151	$62,614	$53,092
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2024	2023	2022
Restricted stock units	$60,688	$46,590	$37,693
Performance restricted stock units	16,384	15,120	12,948
Stock options	79	882	1,816
Restricted stock awards	—	22	155
Performance restricted stock awards	—	—	138
Total non-cash stock-based compensation expense	77,151	62,614	52,750
Acquisition awards exchanged for cash	—	—	342
Total stock-based compensation expense	$77,151	$62,614	$53,092
Stock award plans
Incentive Plan. The Company grants RSUs under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provides for the issuance of stock awards to the directors and team members of the Company. Historically, the Company also granted stock options and RSAs under the Incentive Plan. As of January 31, 2024, 11.9 million shares were available for grant under the Incentive Plan.

Stock options
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonqualified stock options. Incentive stock options may be granted only to Company team members. Nonqualified stock options may be granted to Company executive officers, other team members, directors and consultants. Such stock options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance or are forfeited 90 days after termination of employment. Shares of common stock underlying stock options that are forfeited or that expire are returned to the Incentive Plan. No stock options were granted during the fiscal years ended January 31, 2024, 2023, or 2022.
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2023	1,021	$14.00 - 82.39	$36.06	3.2	$27,293
Exercised	(249)	$14.00 - 66.06	$26.21
Forfeited	(46)	$24.36 - 82.39	$75.08
Outstanding as of January 31, 2024	726	$14.00 - 73.61	$36.91	2.5	$28,067
Vested and expected to vest as of January 31, 2024	726		$36.91	2.5	$28,067
Exercisable as of January 31, 2024	726		$36.91	2.5	$28,067
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the fiscal years ended January 31, 2024, 2023 and 2022 was $10.1 million, $7.2 million, and $19.3 million, respectively. As of January 31, 2024, there was no unrecorded stock-based compensation expense associated with stock options, and all outstanding stock options were vested.
Restricted stock units
The Company grants RSUs to certain team members, officers, and directors under the Incentive Plan, which vest upon service-based criteria and performance-based criteria. The weighted-average fair value of RSUs granted during the fiscal years ended January 31, 2024, 2023 and 2022 was $64.16, $75.64 and $64.87 per share, respectively.
Service-based restricted stock units. Generally, service-based RSUs granted prior to March 2022 vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date. Service-based RSUs granted in March 2022 or later generally vest 25% on the first anniversary of the vesting commencement date, which is generally the first day of the fiscal quarter of the grant date, with the remaining portion vesting ratably over the following 12 calendar quarters. Service-based RSUs are valued based on the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
Performance restricted stock units. During the fiscal year ended January 31, 2022, the Company awarded 249,750 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2024. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $22.4 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
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

During the fiscal year ended January 31, 2024, the Company awarded 270,966 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2026. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $23.9 million. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
A summary of RSU activity is as follows:

	Outstanding RSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2023	3,011	$70.40
Granted	1,929	64.16
Vested	(1,118)	65.41
Forfeited	(459)	71.56
Outstanding as of January 31, 2024	3,363	$67.96
During the fiscal years ended January 31, 2024, 2023 and 2022, the aggregate intrinsic value of RSUs and RSAs vested was $69.3 million, $50.7 million, and $40.9 million, respectively.
As of January 31, 2024, total unrecorded stock-based compensation expense associated with RSUs was $162.5 million, which was expected to be recognized over a weighted-average period of 2.4 years. As of January 31, 2024, there was no unrecorded stock-based compensation expense associated with RSAs, and there were no RSAs outstanding.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of January 31, 2024, the fair value of the Notes was $560.2 million.
The Term Loan Facility is considered a Level 2 instrument and recorded at book value in the Company's consolidated financial statements. The Term Loan Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Term Loan Facility approximates carrying value.
Note 12. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 18 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $8.7 million, $8.0 million and $7.1 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $500,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $4.7 million and $5.1 million as of January 31, 2024 and 2023, respectively.
Note 13. Selected quarterly financial data (unaudited)
As described in Note 1—Summary of business and significant accounting policies—Reclassifications, certain reclassifications have been made to prior year amounts to conform to the current year presentation. The following tables present the impact of the reclassifications by quarter:

	Three months ended January 31, 2024
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$111,759	$6,816	$118,575
Custodial revenue	112,249	(6,816)	105,433
Interchange revenue	38,379	—	38,379
Total revenue	262,387	—	262,387
Total cost of revenue	99,939	(872)	99,067
Gross profit	162,448	872	163,320
Total operating expenses	123,561	872	124,433
Total other expense	(9,170)	—	(9,170)
Income tax provision	3,353	—	3,353
Net income	$26,364	$—	$26,364

	Three months ended October 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$107,512	$6,570	$114,082
Custodial revenue	106,575	(6,570)	100,005
Interchange revenue	35,132	—	35,132
Total revenue	249,219	—	249,219
Total cost of revenue	90,811	(774)	90,037
Gross profit	158,408	774	159,182
Total operating expenses	127,517	774	128,291
Total other expense	(9,804)	—	(9,804)
Income tax provision	6,414	—	6,414
Net income	$14,673	$—	$14,673

	Three months ended July 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$105,719	$6,241	$111,960
Custodial revenue	98,917	(6,241)	92,676
Interchange revenue	38,913	—	38,913
Total revenue	243,549	—	243,549
Total cost of revenue	92,619	(735)	91,884
Gross profit	150,930	735	151,665
Total operating expenses	126,190	735	126,925
Total other expense	(10,516)	—	(10,516)
Income tax provision	3,643	—	3,643
Net income	$10,581	$—	$10,581

	Three months ended April 30, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$105,112	$5,961	$111,073
Custodial revenue	94,441	(5,961)	88,480
Interchange revenue	44,879	—	44,879
Total revenue	244,432	—	244,432
Total cost of revenue	96,606	(644)	95,962
Gross profit	147,826	644	148,470
Total operating expenses	124,645	644	125,289
Total other expense	(13,169)	—	(13,169)
Income tax provision	5,918	—	5,918
Net income	$4,094	$—	$4,094

	Three months ended January 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$114,234	$5,620	$119,854
Custodial revenue	83,506	(5,620)	77,886
Interchange revenue	36,101	—	36,101
Total revenue	233,841	—	233,841
Total cost of revenue	99,593	(525)	99,068
Gross profit	134,248	525	134,773
Total operating expenses	121,032	525	121,557
Total other expense	(13,208)	—	(13,208)
Income tax provision	217	—	217
Net loss	$(209)	$—	$(209)

	Three months ended October 31, 2022
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$108,580	$5,495	$114,075
Custodial revenue	74,642	(5,495)	69,147
Interchange revenue	32,864	—	32,864
Total revenue	216,086	—	216,086
Total cost of revenue	89,228	(460)	88,768
Gross profit	126,858	460	127,318
Total operating expenses	121,316	460	121,776
Total other expense	(11,722)	—	(11,722)
Income tax benefit	(4,539)	—	(4,539)
Net loss	$(1,641)	$—	$(1,641)

	Three months ended July 31, 2022
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$103,034	$5,508	$108,542
Custodial revenue	65,599	(5,508)	60,091
Interchange revenue	37,509	—	37,509
Total revenue	206,142	—	206,142
Total cost of revenue	88,330	(436)	87,894
Gross profit	117,812	436	118,248
Total operating expenses	120,224	436	120,660
Total other expense	(11,461)	—	(11,461)
Income tax benefit	(3,219)	—	(3,219)
Net loss	$(10,654)	$—	$(10,654)

	Three months ended April 30, 2022
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$104,348	$5,207	$109,555
Custodial revenue	59,365	(5,207)	54,158
Interchange revenue	41,966	—	41,966
Total revenue	205,679	—	205,679
Total cost of revenue	94,506	(423)	94,083
Gross profit	111,173	423	111,596
Total operating expenses	118,462	423	118,885
Total other expense	(10,762)	—	(10,762)
Income tax benefit	(4,412)	—	(4,412)
Net loss	$(13,639)	$—	$(13,639)

	Three months ended January 31, 2022
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$112,461	$4,924	$117,385
Custodial revenue	58,057	(4,924)	53,133
Interchange revenue	32,779	—	32,779
Total revenue	203,297	—	203,297
Total cost of revenue	97,998	(315)	97,683
Gross profit	105,299	315	105,614
Total operating expenses	132,549	315	132,864
Total other expense	(16,515)	—	(16,515)
Income tax benefit	(10,947)	—	(10,947)
Net loss	$(32,818)	$—	$(32,818)

	Three months ended October 31, 2021
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$102,733	$4,408	$107,141
Custodial revenue	49,006	(4,408)	44,598
Interchange revenue	28,215	—	28,215
Total revenue	179,954	—	179,954
Total cost of revenue	76,634	(252)	76,382
Gross profit	103,320	252	103,572
Total operating expenses	103,686	252	103,938
Total other expense	(8,759)	—	(8,759)
Income tax benefit	(4,087)	—	(4,087)
Net loss	$(5,038)	$—	$(5,038)

	Three months ended July 31, 2021
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$109,182	$3,965	$113,147
Custodial revenue	48,776	(3,965)	44,811
Interchange revenue	31,145	—	31,145
Total revenue	189,103	—	189,103
Total cost of revenue	77,132	(256)	76,876
Gross profit	111,971	256	112,227
Total operating expenses	112,846	256	113,102
Total other expense	(6,910)	—	(6,910)
Income tax benefit	(3,967)	—	(3,967)
Net loss	$(3,818)	$—	$(3,818)

	Three months ended April 30, 2021
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$102,534	$3,401	$105,935
Custodial revenue	46,978	(3,401)	43,577
Interchange revenue	34,690	—	34,690
Total revenue	184,202	—	184,202
Total cost of revenue	81,086	(236)	80,850
Gross profit	103,116	236	103,352
Total operating expenses	98,863	236	99,099
Total other expense	(10,319)	—	(10,319)
Income tax benefit	(3,451)	—	(3,451)
Net loss	$(2,615)	$—	$(2,615)
Note 14. Subsequent events
On March 7, 2024, the first of three HSA asset transfers occurred in connection with HealthEquity's acquisition of the BenefitWallet HSA portfolio, with 266,000 HSAs and $1.1 billion HSA assets transferring to HealthEquity’s custody. In connection with this transfer, HealthEquity paid the applicable purchase price of $163.9 million using cash on hand.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO have concluded that as of January 31, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”).
Based on that assessment, management has concluded that, as of January 31, 2024, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On December 08, 2023, Stephen Neeleman, our Founder and Vice Chairman, entered into a Rule 10b5-1 trading arrangement (the “Neeleman Arrangement”). The Neeleman Arrangement provides for the sale, between December 8, 2023 and July 31, 2024, of up to 70,000 aggregate shares of the Company’s common stock held directly by Dr. Neeleman. The Neeleman Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2024 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2024 Annual Meeting of Stockholders is incorporated by reference to our 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2024 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2024 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2024 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2024 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
2.1	Custodial Transfer and Asset Purchase Agreement, dated as of September 18, 2023, by and between Conduent Business Services, LLC, and HealthEquity, Inc.**	8-K	001-36568	2.1	September 19, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated By-laws of the Company	8-K	001-36568	3.1	February 10, 2023
4.1	Description of Securities of the Company	10-K	001-36568	4.1	March 31, 2020
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Company and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
4.4	Indenture, dated as of October 8, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 4.500% Senior Notes due 2029	8-K	001-36568	4.1	October 12, 2021
10.1	Form of Indemnification Agreement by and between the Company and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.5†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.6†	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.7†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.8†	Employment Agreement, dated June 10, 2014, by and between the Company and Jon Kessler.	S-1	333-196645	10.24	June 10, 2014
10.9†	Amendment No. 1 to Employment Agreement between the Company and Jon Kessler, dated April 1, 2017	10-Q	001-36568	10.2	June 4, 2020
10.10†	Employment Agreement, dated June 10, 2014, by and between the Company and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.11†	Employment Agreement, dated June 25, 2020, by and between the Company and Tyson Murdock	8-K	001-36568	10.1	April 1, 2021
10.12†	Letter Agreement, dated June 30, 2023, between Tyson Murdock and the Company	8-K	001-36568	10.1	July 3, 2023
10.13†	Employment Agreement, dated November 9, 2018, by and between the Company and Larry Trittschuh	10-K	001-36568	10.17	March 31, 2022
10.14†	Amendment No. 1 to Employment Agreement, dated December 4, 2018, by and between the Company and Larry Trittschuh	10-K	001-36568	10.18	March 31, 2022
10.15†	Amendment No. 2 to Employment Agreement, dated December 31, 2022, by and between the Company and Larry Trittschuh	10-K	001-36568	10.17	March 30, 2023
10.16†	Employment Agreement, dated January 19, 2022, by and between the Company and Elimelech Rosner	10-K	001-36568	10.18	March 30, 2023
10.17†	Employment Agreement, dated June 13, 2023, between James M. Lucania and the Company	8-K	001-36568	10.1	June 14, 2023
10.18	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.19	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.20	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016
10.21	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.22	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.23	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.24	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.25	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.26	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.27	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.28	Credit Agreement, dated as of October 8, 2021, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	October 12, 2021
10.29	Amendment No. 1 to Credit Agreement, dated as of June 1, 2023, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	June 2, 2023
10.30	Non-Employee Director Compensation Policy	10-K	001-36568	10.30	March 30, 2023
21.1+	List of Subsidiaries
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97+	Clawback Policy
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 22nd day of March, 2024.

HEALTHEQUITY, INC.
Date: March 22, 2024	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer

Power of attorney
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Jon Kessler and James Lucania, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2024	By:	/s/ Robert Selander
	Name:	Robert Selander
	Title:	Chairman of the Board, Director

Date: March 22, 2024	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 22, 2024	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 22, 2024	By:	/s/ Paul Black
	Name:	Paul Black
	Title:	Director

Date: March 22, 2024	By:	/s/ Frank Corvino
	Name:	Frank Corvino
	Title:	Director

Date: March 22, 2024	By:	/s/ Adrian Dillon
	Name:	Adrian Dillon
	Title:	Director

Date: March 22, 2024	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 22, 2024	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 22, 2024	By:	/s/ Rajesh Natarajan
	Name:	Rajesh Natarajan
	Title:	Director

Date: March 22, 2024	By:	/s/ Stephen Neeleman
	Name:	Stephen Neeleman, M.D.
	Title:	Vice Chairman and Director

Date: March 22, 2024	By:	/s/ Stuart Parker
	Name:	Stuart Parker
	Title:	Director

Date: March 22, 2024	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director