Form 10-Q
period 2024-04-30
HEALTHEQUITY, INC.
filed 2024-06-03
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024
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

As of May 29, 2024, there were 87,010,560 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	April 30, 2024	January 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$251,229	$403,979
Accounts receivable, net of allowance for doubtful accounts of $3,741 and $3,947 as of April 30, 2024 and January 31, 2024, respectively	106,218	104,893
Other current assets	47,455	48,564
Total current assets	404,902	557,436
Property and equipment, net	5,083	6,013
Operating lease right-of-use assets	48,108	48,380
Intangible assets, net	1,071,371	835,948
Goodwill	1,648,145	1,648,145
Other assets	68,875	67,868
Total assets	$3,246,484	$3,163,790
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,167	$12,041
Accrued compensation	23,103	49,608
Accrued liabilities	41,192	46,038
Operating lease liabilities	9,755	9,404
Total current liabilities	92,217	117,091
Long-term liabilities
Long-term debt, net of issuance costs	925,675	874,972
Operating lease liabilities, non-current	48,253	48,766
Other long-term liabilities	19,273	19,270
Deferred tax liability	63,282	68,670
Total long-term liabilities	1,056,483	1,011,678
Total liabilities	1,148,700	1,128,769
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 87,010 and 86,127 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	9	9
Additional paid-in capital	1,863,334	1,829,384
Accumulated earnings	234,441	205,628
Total stockholders’ equity	2,097,784	2,035,021
Total liabilities and stockholders’ equity	$3,246,484	$3,163,790
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

	Three months ended April 30,
(in thousands, except per share data)	2024	2023
Revenue
Service revenue	$118,214	$111,073
Custodial revenue	121,644	88,480
Interchange revenue	47,739	44,879
Total revenue	287,597	244,432
Cost of revenue
Service costs	82,347	80,873
Custodial costs	9,057	8,038
Interchange costs	9,055	7,051
Total cost of revenue	100,459	95,962
Gross profit	187,138	148,470
Operating expenses
Sales and marketing	23,494	19,935
Technology and development	56,090	53,192
General and administrative	38,236	25,538
Amortization of acquired intangible assets	25,545	23,166
Merger integration	2,143	3,458
Total operating expenses	145,508	125,289
Income from operations	41,630	23,181
Other expense
Interest expense	(11,795)	(14,997)
Other income, net	3,404	1,828
Total other expense	(8,391)	(13,169)
Income before income taxes	33,239	10,012
Income tax provision	4,426	5,918
Net income and comprehensive income	$28,813	$4,094
Net income per share:
Basic	$0.33	$0.05
Diluted	$0.33	$0.05
Weighted-average number of shares used in computing net income per share:
Basic	86,472	85,030
Diluted	88,324	86,102
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended April 30,
(in thousands)	2024	2023
Total stockholders' equity, beginning balance	$2,035,021	$1,895,640

Common stock:
Beginning balance	9	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	1
Ending balance	9	9
Additional paid-in capital:
Beginning balance	1,829,384	1,745,716
Issuance of common stock upon exercise of stock options, and for restricted stock	1,930	653
Stock-based compensation	32,020	18,204
Ending balance	1,863,334	1,764,573
Accumulated earnings
Beginning balance	205,628	149,916
Net income	28,813	4,094
Ending balance	234,441	154,010

Total stockholders' equity, ending balance	$2,097,784	$1,918,592
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$28,813	$4,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,938	39,041
Stock-based compensation	32,020	18,204
Amortization of debt discount and issuance costs	703	782
Loss on extinguishment of debt	—	1,157
Deferred taxes	(5,388)	(738)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,325)	(1,579)
Other assets	(227)	(4,514)
Operating lease right-of-use assets	1,741	1,844
Accrued compensation	(25,757)	(25,381)
Accounts payable, accrued liabilities, and other current liabilities	(2,347)	(50)
Operating lease liabilities, non-current	(1,745)	(1,921)
Other long-term liabilities	3	599
Net cash provided by operating activities	65,429	31,538
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(13,106)	(9,003)
Purchases of property and equipment	(721)	(132)
Acquisitions of HSA portfolios	(256,123)	—
Net cash used in investing activities	(269,950)	(9,135)
Cash flows from financing activities:
Proceeds from long-term debt	50,000	—
Principal payments on long-term debt	—	(54,375)
Settlement of client-held funds obligation, net	(546)	2,432
Proceeds from exercise of common stock options	2,317	916
Net cash provided by (used in) financing activities	51,771	(51,027)
Decrease in cash and cash equivalents	(152,750)	(28,624)
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$251,229	$225,642
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Three months ended April 30,
(in thousands)	2024	2023
Supplemental cash flow data:
Interest expense paid in cash	$18,850	$19,498
Income tax payments (refunds), net	277	(7)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	2,404	2,465
Purchases of property and equipment included in accounts payable or accrued liabilities	32	119
Acquisitions of HSA portfolios included in accounts payable or accrued liabilities	4,453	—
Exercise of common stock options receivable	42	120
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications relate primarily to recordkeeping and advisory fees associated with HSA investments, which were reclassified from custodial revenue to service revenue to better align the Company's financial statement presentation with the underlying drivers of the Company's revenue streams. The Company also reclassified certain immaterial personnel-related costs from custodial costs to service costs or general and administrative costs. The reclassifications had no impact on the Company's total revenue, income from operations, net income, cash flows, or stockholders' equity. The following table presents the impact of the reclassifications:

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
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2024 and for the three months ended April 30, 2024 and 2023 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended April 30,
(in thousands, except per share data)	2024	2023
Numerator (basic and diluted):
Net income	$28,813	$4,094
Denominator (basic):
Weighted-average common shares outstanding	86,472	85,030
Denominator (diluted):
Weighted-average common shares outstanding	86,472	85,030
Weighted-average dilutive effect of stock options and restricted stock units	1,852	1,072
Diluted weighted-average common shares outstanding	88,324	86,102
Net income per share:
Basic	$0.33	$0.05
Diluted	$0.33	$0.05
For the three months ended April 30, 2024 and 2023, 0.1 million and 1.0 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consisted of the following:
Prepaid expenses
As of April 30, 2024 and January 31, 2024, the Company had prepaid expenses of $36.9 million and $31.2 million, respectively, which are included within other current assets on the Company's condensed consolidated balance sheets.

Property and equipment
Property and equipment consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Leasehold improvements	$14,455	$14,455
Furniture and fixtures	7,087	7,087
Computer equipment	24,954	25,489
Property and equipment, gross	46,496	47,031
Accumulated depreciation	(41,413)	(41,018)
Property and equipment, net	$5,083	$6,013
Depreciation expense was $1.4 million and $2.5 million for the three months ended April 30, 2024 and 2023, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of April 30, 2024 and January 31, 2024, the balance of deferred revenue was $5.3 million and $6.2 million, respectively. The balances are related to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 74% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities on the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three months ended April 30, 2024 that was included in the balance of deferred revenue as of January 31, 2024 was $1.5 million. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended April 30,
(in thousands)	2024	2023
Operating lease expense	$2,367	$2,601
Sublease income	(972)	(362)
Net operating lease expense	$1,395	$2,239
Other income, net
Other income, net, consisted of the following:

	Three months ended April 30,
(in thousands)	2024	2023
Interest income	$3,881	$1,598
Other income (expense), net	(477)	230
Total other income, net	$3,404	$1,828
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

Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended April 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,257	$2,741
Right-of-use assets obtained in exchange for lease obligations	$1,469	$2,109
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	April 30, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$273,998	$(203,496)	$70,502
Acquired HSA portfolios	525,021	(87,821)	437,200
Acquired customer relationships	759,782	(218,050)	541,732
Acquired developed technology	132,825	(110,888)	21,937
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,704,526	$(633,155)	$1,071,371

	January 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$267,498	$(197,388)	$70,110
Acquired HSA portfolios	264,445	(81,059)	183,386
Acquired customer relationships	759,782	(205,127)	554,655
Acquired developed technology	132,825	(105,049)	27,776
Acquired trade names	12,900	(12,879)	21
Total amortizable intangible assets	$1,437,450	$(601,502)	$835,948
Amortization expense was $37.5 million and $36.5 million for the three months ended April 30, 2024 and 2023, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the three months ended April 30, 2024.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations for office space and data storage facilities, processing services agreements, software subscriptions, telephony services, and other contractual commitments.

In September 2023, the Company entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC ("Conduent"). The transfer closed in a series of three tranches, as presented in the following table:

	Transfers to HealthEquity		Applicable purchase price
(in thousands, except HSA Assets)	HSAs	HSA Assets (in millions)	Paid using cash on hand	Paid using borrowings under the Revolving Credit Facility	Total purchase price
March 7, 2024	266	$1,071	$163,974	$—	$163,974
April 11, 2024	134	555	34,925	50,000	84,925
May 9, 2024	216	1,047	1,101	175,000	176,101
Total	616	$2,673	$200,000	$225,000	$425,000
The BenefitWallet HSA portfolio acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on the Company's condensed consolidated balance sheet. The Company capitalized $11.7 million and $15.5 million of transaction costs associated with the acquisition during the three months ended April 30, 2024 and in May 2024, respectively. Total capitalized transaction costs of $27.2 million include the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, the Company assumed a contract with a depository partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. The Company recorded a $20.3 million liability in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
There were no other material changes during the three months ended April 30, 2024, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Maricopa County Superior Court in the State of Arizona. On January 4, 2022, WageWorks filed an amended complaint, seeking a declaratory judgment that the Lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. In May and June 2022, Union Mesa filed an answer, counterclaim, and third-party complaint against WageWorks and the Company, denying WageWorks' claims and separately seeking recourse against WageWorks for breach of contract and breach of the implied covenant of good faith and fair dealing, as well as against the Company under the terms of its guaranty of WageWorks' obligations under the Lease. On July 21, 2022, WageWorks and the Company filed an answer to the counterclaim and the third-party complaint on its declaratory judgment claim that WageWorks' termination was improper under the Lease. On December 8, 2023, representatives from the parties participated in a court-ordered mediation held in Phoenix, Arizona, which was unsuccessful. On December 29, 2023, the Superior

Court issued an order denying Union Mesa’s motion for partial summary judgment after finding that genuine issues of material fact exist. A trial is scheduled to start on December 9, 2024.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
4.50% Senior Notes due 2029	$600,000	$600,000
Term Loan Facility	286,875	286,875
Revolving Credit Facility	50,000	—
Principal amount	936,875	886,875
Less: unamortized discount and issuance costs (1)	11,200	11,903
Total debt, net	925,675	874,972
Less: current portion of long-term debt	—	—
Long-term debt, net	$925,675	$874,972
(1)In addition to the $11.2 million and $11.9 million of unamortized discount and issuance costs related to long-term debt as of April 30, 2024 and January 31, 2024, respectively, $2.3 million and $2.5 million of unamortized issuance costs related to the Company's Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of April 30, 2024 and January 31, 2024, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of April 30, 2024 and January 31, 2024, the balance of accrued interest on the Notes was $2.3 million and $9.3 million, respectively, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
On June 1, 2023, the Company entered into an amendment to the Credit Agreement which replaced interest rate provisions based on LIBOR with the forward-looking term rate based on the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”). As a result, borrowings under the Credit Agreement as so amended bear interest at an annual rate equal to, at the option of the Company, either (i) Term SOFR, plus a 0.10% credit spread adjustment, plus a margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate, plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Credit Agreement (as amended). As of April 30, 2024, the stated interest rate on the Credit Facilities was 6.67% and the effective interest rate on the Term Loan Facility was 7.43%.
The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of April 30, 2024, the Company had $50.0 million outstanding under its Revolving Credit Facility. In May 2024, the Company borrowed an additional $175.0 million under its Revolving Credit Facility, which was used to pay for the third tranche of the BenefitWallet HSA portfolio acquisition.
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
The Credit Agreement contains significant customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of April 30, 2024, and for the period then ended. The Company continues to be in compliance with all covenants under the Credit Agreement through the filing date of this Quarterly Report on Form 10-Q.
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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three months ended April 30, 2024, the Company recorded an income tax provision of $4.4 million. This resulted in an effective income tax rate of 13.3% for the three months ended April 30, 2024, compared with an effective income tax rate of 59.1% for the three months ended April 30, 2023. For the three months ended April 30, 2024 and 2023, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of April 30, 2024 and January 31, 2024, the Company’s total gross unrecognized tax benefit was $20.2 million and $19.2 million, respectively. If recognized, $17.1 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2024.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by California and Texas. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.

Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2024	2023
Cost of revenue	$4,525	$3,606
Sales and marketing	4,323	2,779
Technology and development	5,940	4,892
General and administrative	17,232	6,927
Total stock-based compensation expense	$32,020	$18,204
Stock award plans
Incentive Plan. The Company grants restricted stock units ("RSUs") under the HealthEquity, Inc. 2014 Equity Incentive Plan (as amended and restated, the "Incentive Plan"), which provides for the issuance of stock awards to the directors and team members of the Company. Historically, the Company also granted stock options under the Incentive Plan. As of April 30, 2024, 14.3 million shares were available for grant under the Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2024	726	$14.00 - 73.61	$36.91	2.5	$28,067
Exercised	(117)	$14.00 - 41.28	$16.47
Outstanding as of April 30, 2024	609	$14.00 - 73.61	$40.84	2.6	$23,169
Vested and expected to vest as of April 30, 2024	609		$40.84	2.6	$23,169
Exercisable as of April 30, 2024	609		$40.84	2.6	$23,169
Restricted stock units
A summary of RSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2024	3,363	$67.96
Granted	989	87.67
Vested	(750)	66.43
Forfeited	(39)	62.67
Outstanding as of April 30, 2024	3,563	$73.81
Performance restricted stock units. During the three months ended April 30, 2024, the Company awarded 182,044 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return ("TSR") relative to the Russell 2000 index as measured on January 31, 2027. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $20.2 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
During the three months ended April 30, 2024, the Company awarded 60,682 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2027. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The

Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the three months ended April 30, 2024 contain a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of April 30, 2024, the fair value of the Notes was $547.5 million.
Borrowings under the Credit Facilities are considered Level 2 instruments and recorded at book value in the Company's condensed consolidated financial statements. The Credit Facilities reprice frequently due to variable interest rate terms and entail no significant changes in credit risk. As a result, the fair value of the Credit Facilities approximates carrying value.
Note 10. Subsequent events
Except for the completion of the BenefitWallet HSA portfolio acquisition and related borrowing under the Revolving Credit Facility, as described in Note 5—Commitments and contingencies, there were no subsequent events that required recognition or disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of April 30, 2024, we administered 9.1 million HSAs, with balances totaling $27.3 billion, which we call HSA Assets, as well as 6.9 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 16.0 million as of April 30, 2024.
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
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of December 2023, measured by HSA Assets. According to Devenir, as of December 2023, we were the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.

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
BenefitWallet HSA portfolio acquisition
In September 2023, we entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC ("Conduent"). The transfer closed in a series of three tranches, as presented in the following table:

	Transfers to HealthEquity		Applicable purchase price
(in thousands, except HSA Assets)	HSAs	HSA Assets (in millions)	Paid using cash on hand	Paid using borrowings under the Revolving Credit Facility	Total purchase price
March 7, 2024	266	$1,071	$163,974	$—	$163,974
April 11, 2024	134	555	34,925	50,000	84,925
May 9, 2024	216	1,047	1,101	175,000	176,101
Total	616	$2,673	$200,000	$225,000	$425,000
The BenefitWallet HSA portfolio acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on our condensed consolidated balance sheet. We capitalized $11.7 million and $15.5 million of transaction costs associated with the acquisition during the three months ended April 30, 2024 and in May 2024, respectively. Total capitalized transaction costs of $27.2 million include the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, we assumed a contract with a Depository Partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. We recorded a $20.3 million liability in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 and our other reports filed with the SEC.
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
Interest on our credit facilities changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates. Recent interest rate increases have caused interest expense related to our credit facilities to increase substantially.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	April 30, 2024	April 30, 2023	% Change	January 31, 2024
HSAs	9,097	8,045	13%	8,692
New HSAs from sales - Quarter-to-date	194	134	45%	497
New HSAs from sales - Year-to-date	194	134	45%	949
New HSAs from acquisitions - Year-to-date	400	—	*	—
HSAs with investments	665	556	20%	610
CDBs	6,913	6,954	(1)%	7,006
Total Accounts	16,010	14,999	7%	15,698
Average Total Accounts - Quarter-to-date	15,919	14,980	6%	15,318
Average Total Accounts - Year-to-date	15,919	14,980	6%	15,105
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.1 million, or 13%, from April 30, 2023 to April 30, 2024, driven by new HSAs from sales and new HSAs added through the first two tranches of the BenefitWallet HSA portfolio acquisition. The number of our CDBs decreased by 41 thousand, or 1%, from April 30, 2023 to April 30, 2024, primarily driven by a decrease in FSA and COBRA accounts, partially offset by increases in HRA and commuter accounts.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	April 30, 2024	April 30, 2023	% Change	January 31, 2024
HSA cash	$15,850	$14,113	12%	$15,006
HSA investments	11,427	8,206	39%	10,208
Total HSA Assets	27,277	22,319	22%	25,214
Average daily HSA cash - Quarter-to-date	15,388	14,074	9%	14,210
Average daily HSA cash - Year-to-date	15,388	14,074	9%	14,071
HSA Assets includes our HSA members’ custodial assets, which consists of the following components: (i) HSA cash, which includes member cash held by our Depository Partners and our insurance company partners, and (ii) HSA investments, which includes member investments held by our custodial investment partner. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
HSA cash increased by $1.7 billion, or 12%, from April 30, 2023 to April 30, 2024, due to net HSA contributions from new and existing HSA members and HSA cash added through the first two tranches of the BenefitWallet HSA portfolio acquisition, partially offset by transfers to HSA investments.
HSA investments increased by $3.2 billion, or 39%, from April 30, 2023 to April 30, 2024, due to HSA investments added through the first two tranches of the BenefitWallet HSA portfolio acquisition, the increased market value of invested balances, and transfers from HSA cash.
Total HSA Assets increased by $5.0 billion, or 22%, from April 30, 2023 to April 30, 2024, primarily due to net HSA contributions from new and existing HSA members, HSA Assets added through the first two tranches of the BenefitWallet HSA portfolio acquisition, and the increased market value of invested balances.

The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of April 30, 2024:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2025	$1.8	3.7%
2026	3.3	1.7%
2027	3.0	1.7%
2028	1.9	3.9%
Thereafter	5.1	3.9%
Total (1)	$15.1	3.0%
(1)Excludes $0.8 billion of HSA cash held in floating-rate contracts as of April 30, 2024. BenefitWallet HSA Assets transferred to HealthEquity on May 9, 2024 are also excluded.
Client-held funds

(in millions, except percentages)	April 30, 2024	April 30, 2023	% Change	January 31, 2024
Client-held funds	$858	$926	(7)%	$842
Average daily Client-held funds - Quarter-to-date	840	902	(7)%	791
Average daily Client-held funds - Year-to-date	840	902	(7)%	845
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended April 30,
(in thousands)	2024	2023
Net income	$28,813	$4,094
Interest income	(3,881)	(1,598)
Interest expense	11,795	14,997
Income tax provision	4,426	5,918
Depreciation and amortization	13,393	15,875
Amortization of acquired intangible assets	25,545	23,166
Stock-based compensation expense	32,020	18,204
Merger integration expenses	2,143	3,458
Amortization of incremental costs to obtain a contract	1,632	1,304
Costs associated with unused office space	790	1,016
Other	759	153
Adjusted EBITDA	$117,435	$86,587

The following table sets forth our net income as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Net income	$28,813	$4,094	$24,719	604%
As a percentage of revenue	10%	2%
Our net income increased by $24.7 million, from $4.1 million for the three months ended April 30, 2023 to $28.8 million for the three months ended April 30, 2024, due to an increase in gross profit and decreases in other expense and income tax provision, partially offset by a net increase in operating expenses, as described more fully in the section entitled "Comparison of the three months ended April 30, 2024 and 2023."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Adjusted EBITDA	$117,435	$86,587	$30,848	36%
As a percentage of revenue	41%	35%
Our Adjusted EBITDA increased by $30.8 million, or 36%, from $86.6 million for the three months ended April 30, 2023 to $117.4 million for the three months ended April 30, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs.
Our use of Adjusted EBITDA, including as a percentage of revenue, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Non-GAAP net income
Non-GAAP net income is calculated by adding back to GAAP net income before income taxes the following items: amortization of acquired intangible assets, stock-based compensation expense, merger integration expenses, acquisition costs, gains and losses on equity securities, costs associated with unused office space, and losses on extinguishment of debt, and subtracting a non-GAAP tax provision using a normalized non-GAAP tax rate. We believe that non-GAAP net income and non-GAAP net income per diluted share provide useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and our board of directors because these non-GAAP metrics reflect operating profitability before consideration of certain non-operating expenses and non-cash expenses and serve as a basis for comparison against other companies in our industry.
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended April 30,
(in thousands, except per share data)	2024	2023
Net income	$28,813	$4,094
Income tax provision	4,426	5,918
Income before income taxes - GAAP	33,239	10,012
Non-GAAP adjustments:
Amortization of acquired intangible assets	25,545	23,166
Stock-based compensation expense	32,020	18,204
Merger integration expenses	2,143	3,458
Costs associated with unused office space	790	1,016
Loss on extinguishment of debt	—	1,157
Total adjustments to income before income taxes - GAAP	60,498	47,001
Income before income taxes - Non-GAAP	93,737	57,013
Income tax provision - Non-GAAP (1)	23,434	14,253
Non-GAAP net income	70,303	42,760

Diluted weighted-average shares	88,324	86,102
GAAP net income per diluted share	$0.33	$0.05
Non-GAAP net income per diluted share	$0.80	$0.50
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
Our non-GAAP net income increased by $27.5 million, or 64%, from the three months ended April 30, 2023 to the three months ended April 30, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and interest expense.
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
Interest expense
Interest expense consists primarily of accrued interest expense and amortization of deferred financing costs associated with our long-term debt. Interest on our term loan facility and revolving credit facility (together, the “Credit Facilities”) changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other income, net
Other income, net, consists of interest income earned on corporate cash, acquisition costs, and other miscellaneous income and expense.
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of April 30, 2024, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three months ended April 30, 2024 and 2023
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications relate primarily to recordkeeping and advisory fees associated with HSA investments, which were reclassified from custodial revenue to service revenue to better align our financial statement presentation with the underlying drivers of our revenue streams. We also reclassified certain immaterial personnel-related costs from custodial costs to service costs or general and administrative costs. The reclassifications had no impact on our total revenue, income from operations, net income, cash flows, or stockholders' equity. The following table presents the impact of the reclassifications:

	Three months ended April 30, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation
Service revenue	$105,112	$5,961	$111,073
Custodial revenue	94,441	(5,961)	88,480
Interchange revenue	44,879	—	44,879
Total revenue	244,432	—	244,432
Total cost of revenue	96,606	(644)	95,962
Gross profit	147,826	644	148,470
Total operating expenses	124,645	644	125,289
Total other expense	(13,169)	—	(13,169)
Income tax provision	5,918	—	5,918
Net income	$4,094	$—	$4,094

Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Service revenue	$118,214	$111,073	$7,141	6%
Custodial revenue	121,644	88,480	33,164	37%
Interchange revenue	47,739	44,879	2,860	6%
Total revenue	$287,597	$244,432	$43,165	18%
Service revenue. The $7.1 million, or 6%, increase in service revenue from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to the increases in the number of HSAs and the amount of HSA investments.
We expect service revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $33.2 million, or 37%, increase in custodial revenue from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to an increase in average annualized yield on HSA cash from 2.32% for the three months ended April 30, 2023 to 2.93% for the three months ended April 30, 2024 (due to both higher market interest rates and increased participation in our Enhanced Rates offering), the $1.3 billion, or 9%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
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
Interchange revenue. The $2.9 million, or 6%, increase in interchange revenue from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased $43.2 million, or 18%, from the three months ended April 30, 2023 to the three months ended April 30, 2024 due to the increases in custodial, service, and interchange revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Service costs	$82,347	$80,873	$1,474	2%
Custodial costs	9,057	8,038	1,019	13%
Interchange costs	9,055	7,051	2,004	28%
Total cost of revenue	$100,459	$95,962	$4,497	5%
Service costs. The $1.5 million, or 2%, increase in service costs from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to increases in personnel-related costs to support the increase in Total Accounts, partially offset by efficiencies resulting from our technology investments and lower amortization expense.
Custodial costs. The $1.0 million, or 13%, increase in custodial costs from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to the $1.3 billion, or 9%, increase in the year-over-year average daily balance of HSA cash, as described above, and an increase in fees charged by our Depository Partners.

On an annual basis, relative to the fiscal year ended January 31, 2024, we expect custodial costs to increase due to an increase in the year-over-year average daily balance of HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $2.0 million, or 28%, increase in interchange costs from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to an increase in Total Accounts and certain costs associated with our transition to a single card processor, which transition is expected to be completed during the three months ending July 31, 2024.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. However, on an annual basis, relative to the fiscal year ended January 31, 2024, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by increases in personnel costs. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Sales and marketing	$23,494	$19,935	$3,559	18%
Technology and development	56,090	53,192	2,898	5%
General and administrative	38,236	25,538	12,698	50%
Amortization of acquired intangible assets	25,545	23,166	2,379	10%
Merger integration	2,143	3,458	(1,315)	(38)%
Total operating expenses	$145,508	$125,289	$20,219	16%
Sales and marketing. The $3.6 million, or 18%, increase in sales and marketing expenses from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to an increase in personnel-related expenses.
We expect our sales and marketing expenses to increase for the foreseeable future as we continue to focus on our cross-selling program and marketing campaigns. On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $2.9 million, or 5%, increase in technology and development expenses from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to increases in personnel-related expenses and software costs.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development and security of our proprietary technology, including our ongoing modernization project described earlier. On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our technology and development expenses to decrease slightly as a percentage of our total revenue. However, our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $12.7 million, or 50%, increase in general and administrative expenses from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to accelerated stock-based compensation expense recognized with respect to certain performance restricted stock units granted during the current fiscal year, as described in Note 8—Stock-based compensation, and increases in other personnel-related expenses and professional services expense, partially offset by a decrease in amortization expense.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, and finance functions as we continue to grow our business. On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our general and administrative expenses to increase as a percentage of our total revenue, primarily due to the increase in stock-based compensation expense during the three months ended April 30, 2024. However, our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $2.4 million, or 10%, increase in amortization of acquired intangible assets from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
On an annual basis, relative to the fiscal year ended January 31, 2024, we expect amortization of acquired intangible assets to increase, primarily due to the intangible assets added through BenefitWallet HSA portfolio acquisition.
Merger integration. Merger integration expense decreased $1.3 million, or 38%, from the three months ended April 30, 2023 to the three months ended April 30, 2024. The $2.1 million in merger integration expense for the three months ended April 30, 2024 was primarily due to professional fees, personnel and related expenses, including expenses incurred in conjunction with the migration of accounts, and technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks. We expect merger integration expenses attributable to the Further acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the date of the acquisition, which occurred in November 2021.
Interest expense
The $3.2 million, or 21%, decrease in interest expense from the three months ended April 30, 2023 to the three months ended April 30, 2024 was primarily due to a lower average principal balance under our Credit Facilities during the three months ended April 30, 2024 and a non-recurring $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under our term loan facility during the three months ended April 30, 2023. These decreases were partially offset by the impact of higher interest rates on our Credit Facilities, which had a stated interest rate of 6.67% as of April 30, 2024, up from 6.56% as of April 30, 2023.
Our Credit Facilities had an outstanding principal balance of $336.9 million and $286.9 million as of April 30, 2024 and 2023, respectively. The increase was due to $50.0 million of borrowings under our revolving credit facility during the three months ended April 30, 2024 to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price.
On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our interest expense to increase, primarily due to the additional borrowings under our revolving credit facility to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price. The additional borrowings included $50.0 million and $175.0 million during the three months ended April 30, 2024 and in May 2024, respectively. The interest rate on our Credit Facilities is variable and, accordingly, we may incur additional expense if interest rates continue to increase in future periods.
Other income, net
The $1.6 million increase in other income, net, from $1.8 million during the three months ended April 30, 2023 to $3.4 million during the three months ended April 30, 2024 was due to a $2.3 million increase in interest income on corporate cash, partially offset by a $0.7 million increase in other expense, net.
Income tax provision
For the three months ended April 30, 2024 and 2023, we recorded an income tax provision of $4.4 million and $5.9 million, respectively. The decrease in income tax provision was primarily the result of an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and an increase in research and development tax credits, partially offset by an increase in pre-tax book income and an increase in nondeductible executive compensation.
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
As of April 30, 2024 and January 31, 2024, cash and cash equivalents were $251.2 million and $404.0 million, respectively.
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
Our credit agreement includes a five-year senior secured revolving credit facility, in an aggregate principal amount of up to $1.0 billion, which may be used for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of April 30, 2024, the amount outstanding under the revolving credit facility was $50.0 million. In May 2024, we borrowed an additional $175.0 million under our revolving credit facility, which was used to pay for the third tranche of the BenefitWallet HSA portfolio acquisition. We were in compliance with all covenants under the credit agreement as of April 30, 2024, and for the period then ended. We continue to be in compliance with all covenants under the Credit Agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the three months ended April 30, 2024, we used $256.1 million of cash, which includes $50.0 million borrowed under our revolving credit facility, to pay for the first two tranches of the BenefitWallet HSA portfolio acquisition.
Capital expenditures for the three months ended April 30, 2024 and 2023 were $13.8 million and $9.1 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2025 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$65,429	$31,538
Net cash used in investing activities	(269,950)	(9,135)
Net cash provided by (used in) financing activities	51,771	(51,027)
Decrease in cash and cash equivalents	(152,750)	(28,624)
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$251,229	$225,642

Cash flows from operating activities. Net cash provided by operating activities increased by $33.9 million from the three months ended April 30, 2023 to the three months ended April 30, 2024 primarily due to increased cash receipts with respect to our custodial revenue.
Cash flows from investing activities. Net cash used in investing activities increased by $260.8 million from the three months ended April 30, 2023 to the three months ended April 30, 2024 due to $256.1 million of cash used to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price, a $4.1 million increase in cash used for purchases of software and capitalized software development costs, and a $0.6 million increase in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash provided by financing activities was $51.8 million during the three months ended April 30, 2024, compared to $51.0 million of net cash used in financing activities during the three months ended April 30, 2023. The change was due to a $54.4 million decrease in principal payments on our long-term debt, $50.0 million of borrowings under our revolving credit facility during the three months ended April 30, 2024 to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price, and a $1.4 million increase in proceeds from the exercise of common stock options. These changes were partially offset by a $3.0 million increase in net payments made in the settlement of client-held funds obligations.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of April 30, 2024, other than outstanding letters of credit issued under our revolving credit facility, we did not have any off-balance sheet arrangements. The standby letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2024, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2024 and 2023, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently may exceed federally insured limits. Our cash and cash equivalents as of April 30, 2024 and January 31, 2024 were $251.2 million and $404.0 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of April 30, 2024 and January 31, 2024 was $106.2 million and $104.9 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of April 30, 2024 and January 31, 2024, we held in custody HSA Assets of $27.3 billion and $25.2 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of April 30, 2024 and January 31, 2024, we held Client-held funds of $858 million and $842 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2024 and January 31, 2024, we had unrestricted cash and cash equivalents of $251.2 million and $404.0 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.

Long-term debt. As of April 30, 2024 and January 31, 2024, we had $336.9 million and $286.9 million, respectively, outstanding under our Credit Facilities. Our overall interest rate sensitivity under these credit facilities is primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. The stated interest rate on our Credit Facilities is variable and was 6.67% as of April 30, 2024. Accordingly, we may incur additional expense if interest rates further increase in future periods. For example, a one percent increase in the interest rate on the amount outstanding under our Credit Facilities as of April 30, 2024 would result in approximately $3.4 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of April 30, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Item 5. Other information
Rule 10b5-1 plan elections
On March 25, 2024, Jon Kessler, our President and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement (the “Kessler Arrangement”). The Kessler Arrangement provides for the sale, between June 24, 2024 and November 29, 2024, of up to 85,000 aggregate shares of the Company’s common stock held directly or indirectly by Mr. Kessler. The Kessler Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	Restricted Stock Unit Award Agreement and Grant Notice
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: June 3, 2024	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer