Form 10-Q
period 2024-07-31
HEALTHEQUITY, INC.
filed 2024-09-03
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024
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

As of August 28, 2024, there were 87,324,465 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2024	January 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$326,893	$403,979
Accounts receivable, net of allowance for doubtful accounts of $2,831 and $3,947 as of July 31, 2024 and January 31, 2024, respectively	108,454	104,893
Other current assets	60,280	48,564
Total current assets	495,627	557,436
Property and equipment, net	4,592	6,013
Operating lease right-of-use assets	46,484	48,380
Intangible assets, net	1,254,210	835,948
Goodwill	1,648,145	1,648,145
Other assets	65,408	67,868
Total assets	$3,514,466	$3,163,790
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,562	$12,041
Accrued compensation	37,072	49,608
Accrued liabilities	63,379	46,038
Operating lease liabilities	9,895	9,404
Total current liabilities	120,908	117,091
Long-term liabilities
Long-term debt, net of issuance costs	1,101,400	874,972
Operating lease liabilities, non-current	46,158	48,766
Other long-term liabilities	25,497	19,270
Deferred tax liability	63,466	68,670
Total long-term liabilities	1,236,521	1,011,678
Total liabilities	1,357,429	1,128,769
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 87,324 and 86,127 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	9	9
Additional paid-in capital	1,886,765	1,829,384
Accumulated earnings	270,263	205,628
Total stockholders’ equity	2,157,037	2,035,021
Total liabilities and stockholders’ equity	$3,514,466	$3,163,790
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
Service revenue	$116,720	$111,960	$234,934	$223,033
Custodial revenue	138,684	92,676	260,328	181,156
Interchange revenue	44,524	38,913	92,263	83,792
Total revenue	299,928	243,549	587,525	487,981
Cost of revenue
Service costs	76,915	76,904	159,262	157,777
Custodial costs	10,108	8,037	19,165	16,075
Interchange costs	8,853	6,943	17,908	13,994
Total cost of revenue	95,876	91,884	196,335	187,846
Gross profit	204,052	151,665	391,190	300,135
Operating expenses
Sales and marketing	21,525	19,123	45,019	39,058
Technology and development	58,580	54,767	114,670	107,959
General and administrative	32,260	27,825	70,496	53,363
Amortization of acquired intangible assets	30,981	23,166	56,526	46,332
Merger integration	1,777	2,044	3,920	5,502
Total operating expenses	145,123	126,925	290,631	252,214
Income from operations	58,929	24,740	100,559	47,921
Other expense
Interest expense	(15,427)	(13,272)	(27,222)	(28,269)
Other income, net	3,114	2,756	6,518	4,584
Total other expense	(12,313)	(10,516)	(20,704)	(23,685)
Income before income taxes	46,616	14,224	79,855	24,236
Income tax provision	10,794	3,643	15,220	9,561
Net income and comprehensive income	$35,822	$10,581	$64,635	$14,675
Net income per share:
Basic	$0.41	$0.12	$0.74	$0.17
Diluted	$0.40	$0.12	$0.73	$0.17
Weighted-average number of shares used in computing net income per share:
Basic	87,131	85,533	86,805	85,286
Diluted	88,646	86,341	88,606	86,356
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Total stockholders' equity, beginning balance	$2,097,784	$1,918,592	$2,035,021	$1,895,640

Common stock:
Beginning balance	9	9	9	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	1
Ending balance	9	9	9	9
Additional paid-in capital:
Beginning balance	1,863,334	1,764,573	1,829,384	1,745,716
Issuance of common stock upon exercise of stock options, and for restricted stock	1,857	368	3,787	1,021
Stock-based compensation	21,574	20,073	53,594	38,277
Ending balance	1,886,765	1,785,014	1,886,765	1,785,014
Accumulated earnings
Beginning balance	234,441	154,010	205,628	149,916
Net income	35,822	10,581	64,635	14,675
Ending balance	270,263	164,591	270,263	164,591

Total stockholders' equity, ending balance	$2,157,037	$1,949,614	$2,157,037	$1,949,614
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$64,635	$14,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,548	77,387
Stock-based compensation	53,594	38,277
Amortization of debt discount and issuance costs	1,428	1,461
Loss on extinguishment of debt	—	1,157
Deferred taxes	(5,204)	(8,138)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,561)	4,254
Other assets	(9,345)	(8,526)
Operating lease right-of-use assets	3,365	6,594
Accrued compensation	(12,706)	(14,675)
Accounts payable, accrued liabilities, and other current liabilities	7,267	3,970
Operating lease liabilities, non-current	(3,840)	(8,175)
Other long-term liabilities	(4,623)	384
Net cash provided by operating activities	173,558	108,645
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(25,329)	(18,794)
Purchases of property and equipment	(1,462)	(590)
Acquisitions of HSA portfolios	(452,241)	—
Net cash used in investing activities	(479,032)	(19,384)
Cash flows from financing activities:
Proceeds from long-term debt	225,000	—
Principal payments on long-term debt	—	(54,375)
Settlement of client-held funds obligation, net	(828)	(161)
Proceeds from exercise of common stock options	4,216	1,354
Net cash provided by (used in) financing activities	228,388	(53,182)
Increase (decrease) in cash and cash equivalents	(77,086)	36,079
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$326,893	$290,345
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2024	2023
Supplemental cash flow data:
Interest expense paid in cash	$26,970	$23,504
Income tax payments, net	13,471	15,113
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,370	3,228
Purchases of property and equipment included in accounts payable or accrued liabilities	70	300
Non-cash purchase consideration related to acquisitions of HSA portfolios	20,325	—
Exercise of common stock options receivable	—	50
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

	Three months ended July 31, 2023			Six months ended July 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation	Prior presentation	Reclassifications	Current presentation
Service revenue	$105,719	$6,241	$111,960	$210,831	$12,202	$223,033
Custodial revenue	98,917	(6,241)	92,676	193,358	(12,202)	181,156
Interchange revenue	38,913	—	38,913	83,792	—	83,792
Total revenue	243,549	—	243,549	487,981	—	487,981
Total cost of revenue	92,619	(735)	91,884	189,225	(1,379)	187,846
Gross profit	150,930	735	151,665	298,756	1,379	300,135
Total operating expenses	126,190	735	126,925	250,835	1,379	252,214
Total other expense	(10,516)	—	(10,516)	(23,685)	—	(23,685)
Income tax provision	3,643	—	3,643	9,561	—	9,561
Net income	$10,581	$—	$10,581	$14,675	$—	$14,675
Principles of consolidation
The Company consolidates entities in which the Company has a controlling financial interest, which includes all of its wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2024 and for the three and six months ended July 31, 2024 and 2023 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$35,822	$10,581	$64,635	$14,675
Denominator (basic):
Weighted-average common shares outstanding	87,131	85,533	86,805	85,286
Denominator (diluted):
Weighted-average common shares outstanding	87,131	85,533	86,805	85,286
Weighted-average dilutive effect of stock options and restricted stock units	1,515	808	1,801	1,070
Diluted weighted-average common shares outstanding	88,646	86,341	88,606	86,356
Net income per share:
Basic	$0.41	$0.12	$0.74	$0.17
Diluted	$0.40	$0.12	$0.73	$0.17
For the three months ended July 31, 2024 and 2023, 0.1 million and 1.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2024 and 2023, 0.1 million and 0.9 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consisted of the following:
Prepaid expenses
As of July 31, 2024 and January 31, 2024, the Company had prepaid expenses of $42.7 million and $31.2 million, respectively, which are included within other current assets on the Company's condensed consolidated balance sheets.
Property and equipment
Property and equipment consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Leasehold improvements	$14,461	$14,455
Furniture and fixtures	7,087	7,087
Computer equipment	23,450	25,489
Property and equipment, gross	44,998	47,031
Accumulated depreciation	(40,406)	(41,018)
Property and equipment, net	$4,592	$6,013
Depreciation expense was $1.3 million and $2.7 million for the three and six months ended July 31, 2024, respectively, and $2.0 million and $4.5 million for the three and six months ended July 31, 2023, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2024 and January 31, 2024, the balance of deferred revenue was $22.6 million and $6.2 million, respectively. The balance as of July 31, 2024 relates primarily to a contract with a depository partner, which the Company assumed in conjunction with the BenefitWallet HSA portfolio acquisition, as described in Note 5—Commitments and contingencies. The remainder of the balances as of July 31, 2024 and January 31, 2024 relates to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 56% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities on the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three and six months ended July 31, 2024 that was included in the balance of deferred revenue as of January 31, 2024 was $1.3 million and $2.8 million, respectively. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$2,257	$2,365	$4,624	$4,966
Sublease income	(985)	(619)	(1,957)	(981)
Net operating lease expense	$1,272	$1,746	$2,667	$3,985

Other income, net
Other income, net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Interest income	$3,103	$2,484	$6,984	$4,082
Other income (expense), net	11	272	(466)	502
Total other income, net	$3,114	$2,756	$6,518	$4,584
Interest expense
Based on the application of Accounting Standards Codification ("ASC") 470-50, Debt - Modifications and Extinguishments, the Company recorded a $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under the Company's Prior Term Loan Facility (as defined in Note 6—Indebtedness) in April 2023, which is included within interest expense in the condensed consolidated statement of operations and comprehensive income for the six months ended July 31, 2023.
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,839	$5,451
Right-of-use assets obtained in exchange for lease obligations	$1,469	$2,109
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	July 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$284,097	$(211,765)	$72,332
Acquired HSA portfolios	737,011	(100,039)	636,972
Acquired customer relationships	759,782	(230,973)	528,809
Acquired developed technology	132,825	(116,728)	16,097
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,926,615	$(672,405)	$1,254,210

	January 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$267,498	$(197,388)	$70,110
Acquired HSA portfolios	264,445	(81,059)	183,386
Acquired customer relationships	759,782	(205,127)	554,655
Acquired developed technology	132,825	(105,049)	27,776
Acquired trade names	12,900	(12,879)	21
Total amortizable intangible assets	$1,437,450	$(601,502)	$835,948
Amortization expense was $42.3 million and $79.9 million for the three and six months ended July 31, 2024, respectively, and $36.3 million and $72.8 million for the three and six months ended July 31, 2023, respectively.

Goodwill
There were no changes to the carrying value of goodwill during the six months ended July 31, 2024.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations for office space and data storage facilities, processing services agreements, software subscriptions, and other contractual commitments.
In September 2023, the Company entered into an agreement to acquire the BenefitWallet HSA portfolio from Conduent Business Services, LLC ("Conduent"). The transfer closed in a series of three tranches, as presented in the following table:

	Transfers to HealthEquity		Applicable purchase price
(in thousands, except HSA Assets)	HSAs	HSA Assets (in millions)	Paid using cash on hand	Paid using borrowings under the Prior Revolving Credit Facility	Total purchase price
March 7, 2024	266	$1,071	$163,974	$—	$163,974
April 11, 2024	134	555	34,925	50,000	84,925
May 9, 2024	216	1,047	1,101	175,000	176,101
Total	616	$2,673	$200,000	$225,000	$425,000
The BenefitWallet HSA portfolio acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on the Company's condensed consolidated balance sheet. The Company capitalized $27.2 million of transaction costs associated with the acquisition during the six months ended July 31, 2024, which includes the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, the Company assumed a contract with a depository partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. The Company recorded deferred revenue of $20.3 million in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
There were no other material changes during the six months ended July 31, 2024, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
WageWorks is seeking damages relating to Union Mesa’s breach of the Lease and conversion of the letter of credit, including consequential damages, pre-judgment interest, and its attorneys’ fees. Union Mesa has denied liability for these damages. Through its claims, Union Mesa is seeking direct and consequential damages in an amount to be proven at trial and an award of its reasonable attorney fees, plus interest, until any damages or fees that are awarded are paid. According to Union Mesa, these damages include (i) all rent payments due under the Lease accruing from December 2, 2020 (including abated rent), (ii) late charges of 3% on past due amounts, (iii) interest on past due amounts at an interest rate of the prime rate plus 5%, (iv) costs incurred in reletting the premises, (v) attorneys’ fees negotiating the lease and related agreements, and (vi) any other amounts necessary to compensate Union Mesa for the detriment proximately caused by WageWorks’ alleged breach of the Lease. In addition, Union Mesa states that it intends to re-assert periodic actions against WageWorks to seek all amounts due from time to time through the remaining term of the Lease or until the premises are successfully relet.
The Company is subject to several putative class action lawsuits seeking unspecified damages as a result of a cybersecurity incident earlier this year in which a business partner's user account containing personally identifiable information was breached. The Company intends to vigorously defend these lawsuits. The amount of the potential loss associated with these lawsuits cannot be reasonably estimated based on currently available information.
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
As required under GAAP, the Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No loss accrual relating to these matters was recorded because, based on currently available information, the Company does not believe that any liabilities relating to these matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
4.50% Senior Notes due 2029	$600,000	$600,000
Prior Term Loan Facility	286,875	286,875
Prior Revolving Credit Facility	225,000	—
Principal amount	1,111,875	886,875
Less: unamortized discount and issuance costs (1)	10,475	11,903
Total debt, net	1,101,400	874,972
Less: current portion of long-term debt	—	—
Long-term debt, net	$1,101,400	$874,972
(1)In addition to the $10.5 million and $11.9 million of unamortized discount and issuance costs related to long-term debt as of July 31, 2024 and January 31, 2024, respectively, $2.0 million and $2.5 million of unamortized issuance costs related to the Company's Prior Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of July 31, 2024 and January 31, 2024, respectively.

4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of July 31, 2024 and January 31, 2024, the balance of accrued interest on the Notes was $9.0 million and $9.3 million, respectively, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit). The Company borrowed $511.9 million under the Revolving Credit Facility to refinance the Prior Credit Agreement (as defined below). The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. As of August 23, 2024, the outstanding balance under the Revolving Credit Facility was $511.9 million.
Subject to the terms and conditions set forth in the Credit Agreement (including obtaining additional commitments from one or more new or existing lenders), the Company may in the future incur additional loans or commitments under the Credit Agreement in an aggregate principal amount of up to $450 million, plus an additional amount so long as the Company’s pro forma first lien net leverage ratio would not exceed 3.85 to 1.00 as of the date such loans or commitments are incurred.
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 beginning with the fiscal quarter ending January 31, 2025, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ending January 31, 2025. The Company continues to be in compliance with all covenants under the Credit Agreement through the filing date of this Quarterly Report on Form 10-Q.
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
The Company’s obligations under the Credit Agreement are required to be unconditionally guaranteed by each of its existing or subsequently acquired or organized direct and indirect domestic subsidiaries and are secured by security interests in substantially all assets of the Company and the guarantors, in each case, subject to certain customary exceptions.
Prior Credit Agreement
On October 8, 2021, the Company entered into a credit agreement (as amended, the “Prior Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Prior Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Prior Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established:
(i)a five-year senior secured term loan A facility (the “Prior Term Loan Facility”), in an aggregate principal amount of $350 million; and
(ii)a five-year senior secured revolving credit facility (the “Prior Revolving Credit Facility” and, together with the Prior Term Loan Facility, the “Prior Credit Facilities”), in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit).
Prior to June 1, 2023, borrowings under the Prior Credit Facilities bore interest at an annual rate equal to, at the option of the Company, either (i) LIBOR (adjusted for reserves) plus a margin ranging from 1.25% to 2.25% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Prior Credit Agreement.
On June 1, 2023, the Company entered into an amendment to the Prior Credit Agreement which replaced interest rate provisions based on LIBOR with the forward-looking term rate based on Term SOFR. As a result, borrowings under the Prior Credit Agreement as so amended bore interest at an annual rate equal to, at the option of the Company, either (i) Term SOFR, plus a 0.10% credit spread adjustment, plus a margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate, plus a margin ranging from 0.25% to 1.25%, with the applicable margin determined in either scenario by reference to a leverage-based pricing grid set forth in the Prior Credit Agreement (as amended). As of July 31, 2024, the stated interest rate on the Prior Credit Facilities was 6.70% and the effective interest rate on the Prior Term Loan Facility was 7.46%.
The Company was also required to pay certain fees to the Prior Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Prior Revolving Credit Facility at a rate ranging from 0.20% to 0.40%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Prior Credit Agreement. As of July 31, 2024, the Company had $225.0 million outstanding under its Prior Revolving Credit Facility and $286.9 million under the Prior Term Loan Facility.
The Prior Credit Agreement contained significant customary affirmative and negative covenants. The Company was in compliance with all covenants under the Prior Credit Agreement as of July 31, 2024, and for the period then ended. The Company continued to be in compliance with all covenants under the Prior Credit Agreement through the date on which the Prior Credit Agreement was terminated.

On August 23, 2024, in connection with the entry into the Credit Agreement, the Company repaid all outstanding obligations in the amount of $511.9 million under the Prior Credit Agreement and terminated all commitments thereunder.
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three and six months ended July 31, 2024, the Company recorded an income tax provision of $10.8 million and $15.2 million, respectively. This resulted in an effective income tax rate of 23.2% and 19.1% for the three and six months ended July 31, 2024, respectively, compared with an effective income tax rate of 25.6% and 39.4% for the three and six months ended July 31, 2023, respectively. For the three and six months ended July 31, 2024 and 2023, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of July 31, 2024 and January 31, 2024, the Company’s total gross unrecognized tax benefit was $21.2 million and $19.2 million, respectively. If recognized, $18.1 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2024.
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
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$2,934	$4,393	$7,459	$7,999
Sales and marketing	3,850	3,478	8,173	6,257
Technology and development	6,454	4,283	12,394	9,175
General and administrative	8,336	7,919	25,568	14,846
Total stock-based compensation expense	$21,574	$20,073	$53,594	$38,277
Stock award plans
Incentive Plan. During the six months ended July 31, 2024, the Company adopted the HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan"), which provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan is 4.1 million. As of July 31, 2024, 4.1 million shares were available for grant under the Incentive Plan. No further awards will be made under the Company’s 2014 Equity Incentive Plan.

Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2024	726	$14.00 - 73.61	$36.91	2.5	$28,067
Exercised	(219)	$14.00 - 47.21	$17.30
Outstanding as of July 31, 2024	507	$21.27 - 73.61	$45.38	2.8	$16,780
Vested and expected to vest as of July 31, 2024	507		$45.38	2.8	$16,780
Exercisable as of July 31, 2024	507		$45.38	2.8	$16,780
Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2024	3,363	$67.96
Granted	1,027	85.01
Vested	(963)	65.88
Forfeited	(156)	71.95
Outstanding as of July 31, 2024	3,271	$73.74
Performance restricted stock units. During the six months ended July 31, 2024, the Company awarded 182,044 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2027. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $20.2 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
During the six months ended July 31, 2024, the Company awarded 60,682 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2027. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the six months ended July 31, 2024 contain a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of July 31, 2024, the fair value of the Notes was $565.1 million.
Borrowings under the Prior Credit Facilities were considered Level 2 instruments and recorded at book value in the Company's condensed consolidated financial statements. The Prior Credit Facilities repriced frequently due to variable interest rate terms and entailed no significant changes in credit risk. As a result, the fair value of the Prior Credit Facilities approximated carrying value.
Note 10. Subsequent events
As described in Note 6—Indebtedness, on August 23, 2024, the Company entered into the Credit Agreement, under which the Company borrowed $511.9 million to repay all outstanding obligations under the Prior Credit Agreement.
On September 3, 2024, the Company announced that its Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $300 million of its common stock, as market conditions warrant. The common stock may be repurchased at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. Such repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of July 31, 2024, we administered 9.4 million HSAs, with balances totaling $29.5 billion, which we call HSA Assets, as well as 6.9 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 16.3 million as of July 31, 2024.
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

	Transfers to HealthEquity		Applicable purchase price
(in thousands, except HSA Assets)	HSAs	HSA Assets (in millions)	Paid using cash on hand	Paid using borrowings under the Prior Revolving Credit Facility	Total purchase price
March 7, 2024	266	$1,071	$163,974	$—	$163,974
April 11, 2024	134	555	34,925	50,000	84,925
May 9, 2024	216	1,047	1,101	175,000	176,101
Total	616	$2,673	$200,000	$225,000	$425,000
The BenefitWallet HSA portfolio acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on our condensed consolidated balance sheet. We capitalized $27.2 million of transaction costs associated with the acquisition during the six months ended July 31, 2024, which includes the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, we assumed a contract with a Depository Partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. We recorded deferred revenue of $20.3 million in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
Interest rates
As a non-bank custodian, our members’ custodial HSA cash assets are held by either our federally insured Depository Partners (our Basic Rates offering), pursuant to contractual arrangements we have with these Depository Partners, or by our insurance company partners through group annuity contracts or other similar arrangements (our Enhanced Rates offering). For the reasons described below, we have encouraged our members to place more of their HSA cash in our Enhanced Rates offering. As our Basic Rates contracts expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
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
Interest on our revolving credit facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2024	July 31, 2023	% Change	January 31, 2024
HSAs	9,383	8,164	15%	8,692
New HSAs from sales - Quarter-to-date	187	156	20%	497
New HSAs from sales - Year-to-date	382	290	32%	949
New HSAs from acquisitions - Year-to-date	616	—	*	—
HSAs with investments	711	574	24%	610
CDBs	6,898	6,831	1%	7,006
Total Accounts	16,281	14,995	9%	15,698
Average Total Accounts - Quarter-to-date	16,214	14,954	8%	15,318
Average Total Accounts - Year-to-date	16,066	14,967	7%	15,105
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.2 million, or 15%, from July 31, 2023 to July 31, 2024, driven by new HSAs added through the BenefitWallet HSA portfolio acquisition and new HSAs from sales. The number of our CDBs increased by 67 thousand, or 1%, from July 31, 2023 to July 31, 2024, primarily driven by an increase in HRA accounts, largely offset by a decrease in FSA and COBRA accounts.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2024	July 31, 2023	% Change	January 31, 2024
HSA cash	$16,368	$14,021	17%	$15,006
HSA investments	13,099	9,181	43%	10,208
Total HSA Assets	29,467	23,202	27%	25,214
Average daily HSA cash - Quarter-to-date	16,363	14,001	17%	14,210
Average daily HSA cash - Year-to-date	15,875	14,048	13%	14,071
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
HSA cash increased by $2.3 billion, or 17%, from July 31, 2023 to July 31, 2024, due to HSA cash added through the BenefitWallet HSA portfolio acquisition and net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $3.9 billion, or 43%, from July 31, 2023 to July 31, 2024, due to the increased market value of invested balances, transfers from HSA cash, and HSA investments added through the BenefitWallet HSA portfolio acquisition.
Total HSA Assets increased by $6.3 billion, or 27%, from July 31, 2023 to July 31, 2024, primarily due to HSA Assets added through the BenefitWallet HSA portfolio acquisition, the increased market value of invested balances, and net HSA contributions from new and existing HSA members.

The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of July 31, 2024:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2025	$1.9	3.7%
2026	3.4	1.8%
2027	3.4	1.8%
2028	2.0	3.9%
Thereafter	5.1	4.1%
Total (1)	$15.8	3.1%
(1)Excludes $0.6 billion of HSA cash held in floating-rate contracts as of July 31, 2024.
Client-held funds

(in millions, except percentages)	July 31, 2024	July 31, 2023	% Change	January 31, 2024
Client-held funds	$817	$811	1%	$842
Average daily Client-held funds - Quarter-to-date	860	891	(3)%	791
Average daily Client-held funds - Year-to-date	850	896	(5)%	845
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2024	2023	2024	2023
Net income	$35,822	$10,581	$64,635	$14,675
Interest income	(3,103)	(2,484)	(6,984)	(4,082)
Interest expense	15,427	13,272	27,222	28,269
Income tax provision	10,794	3,643	15,220	9,561
Depreciation and amortization	12,629	15,180	26,022	31,055
Amortization of acquired intangible assets	30,981	23,166	56,526	46,332
Stock-based compensation expense	21,574	20,073	53,594	38,277
Merger integration expenses	1,777	2,044	3,920	5,502
Amortization of incremental costs to obtain a contract	1,681	1,350	3,313	2,654
Costs associated with unused office space	806	1,286	1,596	2,302
Other	(101)	—	658	153
Adjusted EBITDA	$128,287	$88,111	$245,722	$174,698

The following table sets forth our net income as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$35,822	$10,581	$25,241	239%	$64,635	$14,675	$49,960	340%
As a percentage of revenue	12%	4%			11%	3%
Our net income increased by $25.2 million, or 239%, from the three months ended July 31, 2023 to the three months ended July 31, 2024, due to an increase in gross profit, partially offset by increases in operating expenses, income tax provision, and other expense, as described more fully in the section entitled "Comparison of the three and six months ended July 31, 2024 and 2023."
Our net income increased by $50.0 million, or 340%, from the six months ended July 31, 2023 to the six months ended July 31, 2024, due to an increase in gross profit and a decrease in other expense, partially offset by increases in operating expenses and income tax provision, as described more fully in the section entitled "Comparison of the three and six months ended July 31, 2024 and 2023."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Adjusted EBITDA	$128,287	$88,111	$40,176	46%	$245,722	$174,698	$71,024	41%
As a percentage of revenue	43%	36%			42%	36%
Our Adjusted EBITDA increased by $40.2 million, or 46%, from the three months ended July 31, 2023 to the three months ended July 31, 2024, primarily due to an increase in total revenue, partially offset by increases in professional fees and personnel-related costs.
Our Adjusted EBITDA increased by $71.0 million, or 41%, from the six months ended July 31, 2023 to the six months ended July 31, 2024, primarily due to an increase in total revenue, partially offset by increases in professional fees and personnel-related costs.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$35,822	$10,581	$64,635	$14,675
Income tax provision	10,794	3,643	15,220	9,561
Income before income taxes - GAAP	46,616	14,224	79,855	24,236
Non-GAAP adjustments:
Amortization of acquired intangible assets	30,981	23,166	56,526	46,332
Stock-based compensation expense	21,574	20,073	53,594	38,277
Merger integration expenses	1,777	2,044	3,920	5,502
Costs associated with unused office space	806	1,286	1,596	2,302
Loss on extinguishment of debt	—	—	—	1,157
Total adjustments to income before income taxes - GAAP	55,138	46,569	115,636	93,570
Income before income taxes - Non-GAAP	101,754	60,793	195,491	117,806
Income tax provision - Non-GAAP (1)	25,439	15,199	48,873	29,452
Non-GAAP net income	76,315	45,594	146,618	88,354

Diluted weighted-average shares	88,646	86,341	88,606	86,356
GAAP net income per diluted share	$0.40	$0.12	$0.73	$0.17
Non-GAAP net income per diluted share	$0.86	$0.53	$1.65	$1.02
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
Our non-GAAP net income increased by $30.7 million, or 67%, from the three months ended July 31, 2023 to the three months ended July 31, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and interest expense.
Our non-GAAP net income increased by $58.3 million, or 66%, from the six months ended July 31, 2023 to the six months ended July 31, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and interest expense.
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
Interest expense
Interest expense consists primarily of accrued interest expense and amortization of deferred financing costs associated with our long-term debt. Interest on our revolving credit facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Other income, net
Other income, net, consists of interest income earned on corporate cash and other miscellaneous income and expense.
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2024, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.

Comparison of the three and six months ended July 31, 2024 and 2023
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications relate primarily to recordkeeping and advisory fees associated with HSA investments, which were reclassified from custodial revenue to service revenue to better align our financial statement presentation with the underlying drivers of our revenue streams. We also reclassified certain immaterial personnel-related costs from custodial costs to service costs or general and administrative costs. The reclassifications had no impact on our total revenue, income from operations, net income, cash flows, or stockholders' equity. The following table presents the impact of the reclassifications:

	Three months ended July 31, 2023			Six months ended July 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation	Prior presentation	Reclassifications	Current presentation
Service revenue	$105,719	$6,241	$111,960	$210,831	$12,202	$223,033
Custodial revenue	98,917	(6,241)	92,676	193,358	(12,202)	181,156
Interchange revenue	38,913	—	38,913	83,792	—	83,792
Total revenue	243,549	—	243,549	487,981	—	487,981
Total cost of revenue	92,619	(735)	91,884	189,225	(1,379)	187,846
Gross profit	150,930	735	151,665	298,756	1,379	300,135
Total operating expenses	126,190	735	126,925	250,835	1,379	252,214
Total other expense	(10,516)	—	(10,516)	(23,685)	—	(23,685)
Income tax provision	3,643	—	3,643	9,561	—	9,561
Net income	$10,581	$—	$10,581	$14,675	$—	$14,675
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service revenue	$116,720	$111,960	$4,760	4%	$234,934	$223,033	$11,901	5%
Custodial revenue	138,684	92,676	46,008	50%	260,328	181,156	79,172	44%
Interchange revenue	44,524	38,913	5,611	14%	92,263	83,792	8,471	10%
Total revenue	$299,928	$243,549	$56,379	23%	$587,525	$487,981	$99,544	20%
Service revenue. The $4.8 million, or 4%, increase in service revenue from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to the increases in the number of HSAs and the amount of HSA investments, partially offset by lower average service fees per account.
The $11.9 million, or 5%, increase in service revenue from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to the increases in the number of HSAs and the amount of HSA investments, partially offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $46.0 million, or 50%, increase in custodial revenue from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to an increase in average annualized yield on HSA cash from 2.37% for the three months ended July 31, 2023 to 3.10% for the three months ended July 31, 2024 (due to both higher market interest rates and increased participation in our Enhanced Rates offering), the $2.4 billion, or 17%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
The $79.2 million, or 44%, increase in custodial revenue from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to an increase in average annualized yield on HSA cash from 2.34% for the six months ended July 31, 2023 to 3.02% for the six months ended July 31, 2024 (due to both higher market interest rates and increased participation in our Enhanced Rates offering), the $1.8 billion, or 13%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
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
Interchange revenue. The $5.6 million, or 14%, increase in interchange revenue from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to an increase in Total Accounts and an increase in spend per account.
The $8.5 million, or 10%, increase in interchange revenue from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to an increase in Total Accounts and an increase in spend per account.
Total revenue. Total revenue increased $56.4 million, or 23%, from the three months ended July 31, 2023 to the three months ended July 31, 2024 due to the increases in custodial, interchange, and service revenues, described above.
Total revenue increased $99.5 million, or 20%, from the six months ended July 31, 2023 to the six months ended July 31, 2024 due to the increases in custodial, service, and interchange revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service costs	$76,915	$76,904	$11	0%	$159,262	$157,777	$1,485	1%
Custodial costs	10,108	8,037	2,071	26%	19,165	16,075	3,090	19%
Interchange costs	8,853	6,943	1,910	28%	17,908	13,994	3,914	28%
Total cost of revenue	$95,876	$91,884	$3,992	4%	$196,335	$187,846	$8,489	5%
Service costs. The $11 thousand, or less than one percent, increase in service costs from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to increases in personnel-related costs to support the increase in Total Accounts, offset by efficiencies resulting from our technology investments and lower amortization expense.
The $1.5 million, or 1%, increase in service costs from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to increases in personnel-related costs to support the increase in Total Accounts, largely offset by efficiencies resulting from our technology investments and lower amortization expense.
Custodial costs. The $2.1 million, or 26%, increase in custodial costs from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to the $1.8 billion, or 13%, increase in the year-over-year average daily balance of HSA cash, as described above, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.22% during the three months ended July 31, 2023 to 0.23% during the three months ended July 31, 2024.
The $3.1 million, or 19%, increase in custodial costs from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to the $1.8 billion, or 13%, increase in the year-over-year average daily balance of HSA cash, as described above, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.22% during the six months ended July 31, 2023 to 0.23% during the six months ended July 31, 2024.
On an annual basis, relative to the fiscal year ended January 31, 2024, we expect custodial costs to increase due to an increase in the year-over-year average daily balance of HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.

Interchange costs. The $1.9 million, or 28%, increase in interchange costs from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to an increase in Total Accounts and certain costs associated with our transition to a single card processor, which transition was completed in August 2024.
The $3.9 million, or 28%, increase in interchange costs from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to an increase in Total Accounts and certain costs associated with our transition to a single card processor, which transition was completed in August 2024.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. However, on an annual basis, relative to the fiscal year ended January 31, 2024, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by increases in personnel costs. For the six months ended July 31, 2024, cost of revenue as a percentage of total revenue decreased to 33.4% from 38.5% for the six months ended July 31, 2023, due to total revenue increasing at a significantly higher rate (20%) than total cost of revenue (5%). Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$21,525	$19,123	$2,402	13%	$45,019	$39,058	$5,961	15%
Technology and development	58,580	54,767	3,813	7%	114,670	107,959	6,711	6%
General and administrative	32,260	27,825	4,435	16%	70,496	53,363	17,133	32%
Amortization of acquired intangible assets	30,981	23,166	7,815	34%	56,526	46,332	10,194	22%
Merger integration	1,777	2,044	(267)	(13)%	3,920	5,502	(1,582)	(29)%
Total operating expenses	$145,123	$126,925	$18,198	14%	$290,631	$252,214	$38,417	15%
Sales and marketing. The $2.4 million, or 13%, increase in sales and marketing expenses from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to an increase in personnel-related expenses.
The $6.0 million, or 15%, increase in sales and marketing expenses from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to an increase in personnel-related expenses.
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
Technology and development. The $3.8 million, or 7%, increase in technology and development expenses from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to increases in personnel-related expenses and software costs.
The $6.7 million, or 6%, increase in technology and development expenses from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to increases in personnel-related expenses and software costs.
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
General and administrative. The $4.4 million, or 16%, increase in general and administrative expenses from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to professional services expense.

The $17.1 million, or 32%, increase in general and administrative expenses from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to increases in professional services expense and accelerated stock-based compensation expense recognized with respect to certain performance restricted stock units granted during the current fiscal year, as described in Note 8—Stock-based compensation.
We expect our general and administrative expenses to increase for the foreseeable future due to the additional demands on our legal, compliance, and finance functions as we continue to grow our business. On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our general and administrative expenses to increase as a percentage of our total revenue. However, our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $7.8 million, or 34%, increase in amortization of acquired intangible assets from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
The $10.2 million, or 22%, increase in amortization of acquired intangible assets from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
On an annual basis, relative to the fiscal year ended January 31, 2024, we expect amortization of acquired intangible assets to increase, primarily due to the intangible assets added through BenefitWallet HSA portfolio acquisition.
Merger integration. Merger integration expense decreased $0.3 million, or 13%, from the three months ended July 31, 2023 to the three months ended July 31, 2024. The $1.8 million in merger integration expense for the three months ended July 31, 2024 was primarily due to professional fees, including expenses incurred in conjunction with the migration of accounts, and technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks.
Merger integration expense decreased $1.6 million, or 29%, from the six months ended July 31, 2023 to the six months ended July 31, 2024. The $3.9 million in merger integration expense for the six months ended July 31, 2024 was primarily due to professional fees, including expenses incurred in conjunction with the migration of accounts, and technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks.
We expect merger integration expenses attributable to the Further acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the date of the acquisition, which occurred in November 2021.
Interest expense
The $2.2 million, or 16%, increase in interest expense from the three months ended July 31, 2023 to the three months ended July 31, 2024 was primarily due to a higher average principal balance under our prior credit facilities (the "Prior Credit Facilities") during the three months ended July 31, 2024. The increase was partially offset by the impact of lower interest rates on our Prior Credit Facilities, which had a stated interest rate of 6.70% as of July 31, 2024, down from 6.92% as of July 31, 2023.
The $1.0 million, or 4%, decrease in interest expense from the six months ended July 31, 2023 to the six months ended July 31, 2024 was primarily due to a non-recurring $1.2 million loss on extinguishment of debt due to the prepayment of $50.0 million under our prior term loan facility (the "Prior Term Loan Facility") during the six months ended July 31, 2023 and the impact of lower interest rates on our Prior Credit Facilities, which had a stated interest rate of 6.70% as of July 31, 2024, down from 6.92% as of July 31, 2023. The decrease was partially offset by a higher average principal balance under our Prior Credit Facilities during the six months ended July 31, 2024.
Our Prior Credit Facilities had an outstanding principal balance of $511.9 million and $286.9 million as of July 31, 2024 and 2023, respectively. The increase was due to $225.0 million of borrowings under our prior revolving credit facility (the "Prior Revolving Credit Facility") during the six months ended July 31, 2024 to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price.
On August 23, 2024, we entered into a credit agreement (the "Credit Agreement") pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion, a portion of which was used to repay all outstanding obligations under our prior credit agreement (the "Prior Credit Agreement").

On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our interest expense to increase, primarily due to the additional borrowings used to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price as well as the slightly higher (25 basis points) interest rate under the Revolving Credit Facility as compared to the Prior Credit Facilities. The interest rate on our Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $0.3 million increase in other income, net, from $2.8 million during the three months ended July 31, 2023 to $3.1 million during the three months ended July 31, 2024 was due to a $0.6 million increase in interest income on corporate cash, partially offset by a $0.3 million decrease in other income, net.
The $1.9 million increase in other income, net, from $4.6 million during the six months ended July 31, 2023 to $6.5 million during the six months ended July 31, 2024 was due to a $2.9 million increase in interest income on corporate cash, partially offset by a $1.0 million decrease in other income, net.
Income tax provision
For the three months ended July 31, 2024 and 2023, we recorded an income tax provision of $10.8 million and $3.6 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income and an increase in nondeductible executive compensation, partially offset by an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and an increase in research and development tax credits.
For the six months ended July 31, 2024 and 2023, we recorded an income tax provision of $15.2 million and $9.6 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income and an increase in nondeductible executive compensation, partially offset by an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and an increase in research and development tax credits.
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
As of July 31, 2024 and January 31, 2024, cash and cash equivalents were $326.9 million and $404.0 million, respectively.
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
On August 23, 2024, we entered into a Credit Agreement, which includes a five-year senior secured Revolving Credit Facility in an aggregate principal amount of up to $1.0 billion, a portion of which was used to refinance our Prior Credit Agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 6—Indebtedness. As of August 23, 2024, the outstanding balance under the Revolving Credit Facility was $511.9 million. We were in compliance with all covenants under the Prior Credit Agreement as of July 31, 2024, for the period then ended, and through the date on which the Prior Credit Agreement was terminated. We continue to be in compliance with all covenants under the Credit Agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the six months ended July 31, 2024, we used $452.2 million of cash, which includes $225.0 million borrowed under our Prior Revolving Credit Facility, to pay for the BenefitWallet HSA portfolio acquisition.
Capital expenditures for the six months ended July 31, 2024 and 2023 were $26.8 million and $19.4 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2025 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$173,558	$108,645
Net cash used in investing activities	(479,032)	(19,384)
Net cash provided by (used in) financing activities	228,388	(53,182)
Increase (decrease) in cash and cash equivalents	(77,086)	36,079
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$326,893	$290,345
Cash flows from operating activities. Net cash provided by operating activities increased by $64.9 million from the six months ended July 31, 2023 to the six months ended July 31, 2024 primarily due to increased cash receipts with respect to our custodial, interchange, and service revenues, partially offset by an increase in cash payments with respect to operating expenses, cost of revenue, and interest expense.
Cash flows from investing activities. Net cash used in investing activities increased by $459.6 million from the six months ended July 31, 2023 to the six months ended July 31, 2024 due to $452.2 million of cash used to pay the BenefitWallet HSA portfolio acquisition purchase price, a $6.5 million increase in cash used for purchases of software and capitalized software development costs, and a $0.9 million increase in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash provided by financing activities was $228.4 million during the six months ended July 31, 2024, compared to $53.2 million of net cash used in financing activities during the six months ended July 31, 2023. The change was due to a $225.0 million increase in proceeds from long-term debt, a $54.4 million decrease in principal payments on our long-term debt, and a $2.9 million increase in proceeds from the exercise of common stock options, partially offset by a $0.7 million increase in net payments made in the settlement of client-held funds obligations.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.

Off-balance sheet arrangements
As of July 31, 2024, other than outstanding letters of credit issued under our Prior Revolving Credit Facility, we did not have any off-balance sheet arrangements. Our letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2024, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2024 and 2023, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of July 31, 2024 and January 31, 2024 were $326.9 million and $404.0 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of July 31, 2024 and January 31, 2024 was $108.5 million and $104.9 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2024 and January 31, 2024, we held in custody HSA Assets of $29.5 billion and $25.2 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2024 and January 31, 2024, we held Client-held funds of $817 million and $842 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2024 and January 31, 2024, we had unrestricted cash and cash equivalents of $326.9 million and $404.0 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of July 31, 2024 and January 31, 2024, we had $511.9 million and $286.9 million, respectively, outstanding under our Prior Credit Facilities. The stated interest rate on our Prior Credit Facilities was variable and was 6.70% as of July 31, 2024. Our overall interest rate sensitivity under these credit facilities was primarily influenced by any amounts borrowed and the prevailing interest rates on these instruments. For example, a one percent increase in the interest rate on the amount outstanding under our Prior Credit Facilities as of July 31, 2024 would have resulted in approximately $5.2 million of additional interest expense over the next 12 months.
On August 23, 2024, we entered into a new Credit Agreement, pursuant to which we established a new Revolving Credit Facility, a portion of which was used to repay all outstanding obligations under the Prior Credit Facilities. As of August 23, 2024, the outstanding balance under the Revolving Credit Facility was $511.9 million. The stated rate on our Revolving Credit Facility is variable. Accordingly, we may incur additional expense if interest rates increase in future periods. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.

Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of July 31, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, this Quarterly Report on Form 10-Q, and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
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
Substantially all of our workforce works remotely. This remote work environment increases the risk of cybersecurity breaches and incidents, and the potential impact of these on our operations is also higher while our team members log into our network remotely. In addition, we use third-party operations partners to service our members. These third-party partners have access to member information in order to provide this service, which further increases the risk of cybersecurity breaches and incidents through those partners.
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
Security breaches, including a major breach of our network security and systems, could result in serious negative consequences for our business, including the loss of sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our Clients, fines, penalties and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members, Clients and Network Partners. Such breaches could damage our reputation and cause a loss of confidence in our products and services, reducing demand and resulting in an unwillingness of members, Clients, Network Partners and other data owners to provide us with their payment information or personal information, and otherwise harm our brand. Furthermore, if third parties improperly obtain and use the personal information of our members, we may be required to expend significant resources to resolve these problems.
While we have security measures in place, we have experienced data privacy incidents in the past, including an incident earlier this year in which a business partner's user account containing personally identifiable information was breached, in addition to several incidents in 2018. As a result of the incident earlier this year, we are now subject to several putative class action lawsuits seeking unspecified damages, and we expect to be subject to regulatory investigations related to the incident. Whether as a result of these incidents, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability, which could result in loss of sales, Clients and Network Partners.
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
Item 5. Other information
Rule 10b5-1 plan elections
On July 9, 2024, Robert Selander, chairman of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Selander Arrangement”). The Selander Arrangement provides for the sale, between October 9, 2024 and April 16, 2025, of up to 28,000 aggregate shares of the Company’s common stock held directly by Mr. Selander and the exercise of up to 65,000 stock options. The Selander Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1	HealthEquity, Inc. 2024 Equity Incentive Plan	DEF 14A	001-36568	B	May 17, 2024
10.2+	Forms of Award Agreements under the HealthEquity, Inc. 2024 Equity Incentive Plan
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 3, 2024	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer