Form 10-Q
period 2024-10-31
HEALTHEQUITY, INC.
filed 2024-12-09
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024
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

As of November 29, 2024, there were 86,662,663 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2024	January 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$322,163	$403,979
Accounts receivable, net of allowance for doubtful accounts of $2,516 and $3,947 as of October 31, 2024 and January 31, 2024, respectively	106,712	104,893
Other current assets	66,371	48,564
Total current assets	495,246	557,436
Property and equipment, net	3,890	6,013
Operating lease right-of-use assets	44,845	48,380
Intangible assets, net	1,228,476	835,948
Goodwill	1,648,145	1,648,145
Other assets	67,745	67,868
Total assets	$3,488,347	$3,163,790
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,352	$12,041
Accrued compensation	47,514	49,608
Accrued liabilities	86,725	46,038
Operating lease liabilities	9,948	9,404
Total current liabilities	154,539	117,091
Long-term liabilities
Long-term debt, net of issuance costs	1,081,039	874,972
Operating lease liabilities, non-current	44,202	48,766
Other long-term liabilities	25,275	19,270
Deferred tax liability	58,605	68,670
Total long-term liabilities	1,209,121	1,011,678
Total liabilities	1,363,660	1,128,769
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 86,823 and 86,127 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	9	9
Additional paid-in capital	1,893,088	1,829,384
Accumulated earnings	231,590	205,628
Total stockholders’ equity	2,124,687	2,035,021
Total liabilities and stockholders’ equity	$3,488,347	$3,163,790
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
Service revenue	$119,174	$114,082	$354,108	$337,115
Custodial revenue	140,953	100,005	401,281	281,161
Interchange revenue	40,305	35,132	132,568	118,924
Total revenue	300,432	249,219	887,957	737,200
Cost of revenue
Service costs	86,860	75,721	246,122	233,498
Custodial costs	10,241	8,029	29,406	24,104
Interchange costs	6,305	6,287	24,213	20,281
Total cost of revenue	103,406	90,037	299,741	277,883
Gross profit	197,026	159,182	588,216	459,317
Operating expenses
Sales and marketing	22,636	19,656	67,655	58,714
Technology and development	60,189	55,614	174,859	163,573
General and administrative	31,789	27,153	102,285	80,516
Amortization of acquired intangible assets	28,350	23,213	84,876	69,545
Merger integration	34,437	2,655	38,357	8,157
Total operating expenses	177,401	128,291	468,032	380,505
Income from operations	19,625	30,891	120,184	78,812
Other expense
Interest expense	(18,155)	(13,545)	(45,377)	(41,814)
Other income, net	4,748	3,741	11,266	8,325
Total other expense	(13,407)	(9,804)	(34,111)	(33,489)
Income before income taxes	6,218	21,087	86,073	45,323
Income tax provision	515	6,414	15,735	15,975
Net income and comprehensive income	$5,703	$14,673	$70,338	$29,348
Net income per share:
Basic	$0.07	$0.17	$0.81	$0.34
Diluted	$0.06	$0.17	$0.79	$0.34
Weighted-average number of shares used in computing net income per share:
Basic	87,193	85,697	86,935	85,424
Diluted	88,634	87,122	88,699	86,707
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Total stockholders' equity, beginning balance	$2,157,037	$1,949,614	$2,035,021	$1,895,640

Common stock:
Beginning balance	9	9	9	8
Issuance of common stock upon exercise of stock options, and for restricted stock	—	—	—	1
Ending balance	9	9	9	9
Additional paid-in capital:
Beginning balance	1,886,765	1,785,014	1,829,384	1,745,716
Issuance of common stock upon exercise of stock options, and for restricted stock	837	2,019	4,624	3,040
Stock-based compensation	21,123	21,662	74,717	59,939
Repurchases of common stock	(15,637)	—	(15,637)	—
Ending balance	1,893,088	1,808,695	1,893,088	1,808,695
Accumulated earnings
Beginning balance	270,263	164,591	205,628	149,916
Repurchases of common stock	(44,376)	—	(44,376)	—
Net income	5,703	14,673	70,338	29,348
Ending balance	231,590	179,264	231,590	179,264

Total stockholders' equity, ending balance	$2,124,687	$1,987,968	$2,124,687	$1,987,968
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$70,338	$29,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,269	115,167
Stock-based compensation	74,717	59,939
Amortization of debt discount and issuance costs	1,805	2,150
Loss on extinguishment of debt	1,576	1,157
Deferred taxes	(10,065)	(15,928)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,819)	654
Other assets	(11,672)	(12,820)
Operating lease right-of-use assets	5,004	8,241
Accrued compensation	(3,161)	(14,829)
Accounts payable, accrued liabilities, and other current liabilities	24,757	(2,363)
Operating lease liabilities, non-current	(5,796)	(9,966)
Other long-term liabilities	(4,845)	5,003
Net cash provided by operating activities	264,108	165,753
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(37,900)	(30,413)
Purchases of property and equipment	(1,756)	(1,134)
Acquisitions of HSA portfolios	(452,241)	(3,257)
Net cash used in investing activities	(491,897)	(34,804)
Cash flows from financing activities:
Proceeds from long-term debt	736,875	—
Principal payments on long-term debt	(536,875)	(54,375)
Payment of debt issuance costs	(3,748)	—
Repurchases of common stock	(58,513)	—
Settlement of client-held funds obligation, net	3,188	(183)
Proceeds from exercise of common stock options	5,046	3,404
Net cash provided by (used in) financing activities	145,973	(51,154)
Increase (decrease) in cash and cash equivalents	(81,816)	79,795
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$322,163	$334,061
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Nine months ended October 31,
(in thousands)	2024	2023
Supplemental cash flow data:
Interest expense paid in cash	$50,203	$44,194
Income tax payments, net	23,817	24,777
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	4,754	2,882
Purchases of property and equipment included in accounts payable or accrued liabilities	106	98
Repurchases of common stock included in accrued liabilities	1,500	—
Non-cash purchase consideration related to acquisitions of HSA portfolios	20,325	—
Exercise of common stock options receivable	7	19
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

	Three months ended October 31, 2023			Nine months ended October 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation	Prior presentation	Reclassifications	Current presentation
Service revenue	$107,512	$6,570	$114,082	$318,343	$18,772	$337,115
Custodial revenue	106,575	(6,570)	100,005	299,933	(18,772)	281,161
Interchange revenue	35,132	—	35,132	118,924	—	118,924
Total revenue	249,219	—	249,219	737,200	—	737,200
Total cost of revenue	90,811	(774)	90,037	280,036	(2,153)	277,883
Gross profit	158,408	774	159,182	457,164	2,153	459,317
Total operating expenses	127,517	774	128,291	378,352	2,153	380,505
Total other expense	(9,804)	—	(9,804)	(33,489)	—	(33,489)
Income tax provision	6,414	—	6,414	15,975	—	15,975
Net income	$14,673	$—	$14,673	$29,348	$—	$29,348
Principles of consolidation
The Company consolidates entities in which the Company has a controlling financial interest, which includes all of its wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2024 and for the three and nine months ended October 31, 2024 and 2023 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU requires a public business entity to disclose additional information about specific expense categories in the notes to the financial statements for interim and annual reporting periods. The ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our disclosures.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$5,703	$14,673	$70,338	$29,348
Denominator (basic):
Weighted-average common shares outstanding	87,193	85,697	86,935	85,424
Denominator (diluted):
Weighted-average common shares outstanding	87,193	85,697	86,935	85,424
Weighted-average dilutive effect of stock options and restricted stock units	1,441	1,425	1,764	1,283
Diluted weighted-average common shares outstanding	88,634	87,122	88,699	86,707
Net income per share:
Basic	$0.07	$0.17	$0.81	$0.34
Diluted	$0.06	$0.17	$0.79	$0.34
For the three months ended October 31, 2024 and 2023, 0.1 million and 0.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
For the nine months ended October 31, 2024 and 2023, 0.1 million and 1.0 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consisted of the following:
Prepaid expenses
As of October 31, 2024 and January 31, 2024, the Company had prepaid expenses of $42.1 million and $31.2 million, respectively, which are included within other current assets on the Company's condensed consolidated balance sheets.
Property and equipment
Property and equipment consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
Leasehold improvements	$13,879	$14,455
Furniture and fixtures	6,707	7,087
Computer equipment	22,921	25,489
Property and equipment, gross	43,507	47,031
Accumulated depreciation	(39,617)	(41,018)
Property and equipment, net	$3,890	$6,013
Depreciation expense was $1.0 million and $3.7 million for the three and nine months ended October 31, 2024, respectively, and $1.8 million and $6.4 million for the three and nine months ended October 31, 2023, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of October 31, 2024 and January 31, 2024, the balance of deferred revenue was $19.2 million and $6.2 million, respectively. The balance as of October 31, 2024 relates primarily to a contract with a depository partner, which the Company assumed in conjunction with the BenefitWallet HSA portfolio acquisition, as described in Note 5—Commitments and contingencies. The remainder of the balances as of October 31, 2024 and January 31, 2024 relates to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 61% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities on the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three and nine months ended October 31, 2024 that was included in the balance of deferred revenue as of January 31, 2024 was $1.1 million and $3.9 million, respectively. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$2,250	$2,323	$6,875	$7,289
Sublease income	(987)	(813)	(2,944)	(1,795)
Net operating lease expense	$1,263	$1,510	$3,931	$5,494

Other income, net
Other income, net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Interest income	$3,897	$3,713	$10,881	$7,795
Other income, net	851	28	385	530
Total other income, net	$4,748	$3,741	$11,266	$8,325
Interest expense
Based on the application of Accounting Standards Codification ("ASC") 470-50, Debt - Modifications and Extinguishments, the Company recorded $1.6 million and $1.2 million of loss on extinguishment of debt during the nine months ended October 31, 2024 and 2023, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income.
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine months ended October 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,354	$8,174
Right-of-use assets obtained in exchange for lease obligations	$1,469	$2,109
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	October 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$298,052	$(223,104)	$74,948
Acquired HSA portfolios	737,011	(112,323)	624,688
Acquired customer relationships	759,782	(243,896)	515,886
Acquired developed technology	132,825	(119,871)	12,954
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,940,570	$(712,094)	$1,228,476

	January 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$267,498	$(197,388)	$70,110
Acquired HSA portfolios	264,445	(81,059)	183,386
Acquired customer relationships	759,782	(205,127)	554,655
Acquired developed technology	132,825	(105,049)	27,776
Acquired trade names	12,900	(12,879)	21
Total amortizable intangible assets	$1,437,450	$(601,502)	$835,948
Amortization expense was $39.7 million and $119.5 million for the three and nine months ended October 31, 2024, respectively, and $36.0 million and $108.8 million for the three and nine months ended October 31, 2023, respectively.

Goodwill
There were no changes to the carrying value of goodwill during the nine months ended October 31, 2024.
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
The BenefitWallet HSA portfolio acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on the Company's condensed consolidated balance sheet. The Company capitalized $27.2 million of transaction costs associated with the acquisition during the nine months ended October 31, 2024, which includes the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, the Company assumed a contract with a depository partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. The Company recorded deferred revenue of $20.3 million in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
On November 27, 2024, the Company agreed to pay $30.0 million to settle a lawsuit related to a lease termination, as described below in the section entitled "Legal matters."
There were no other material changes during the nine months ended October 31, 2024, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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

On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Maricopa County Superior Court in the State of Arizona. On January 4, 2022, WageWorks filed an amended complaint, seeking a declaratory judgment that the Lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On November 27, 2024, the parties agreed to settle the lawsuit, with Union Mesa retaining the $2.8 million from the letter of credit and HealthEquity and WageWorks jointly agreeing to pay an additional $30.0 million to Union Mesa. The $30.0 million settlement amount was recorded as merger integration expense during the three months ended October 31, 2024, and is included within accrued liabilities on the Company's condensed consolidated balance sheet as of October 31, 2024. The $2.8 million letter of credit was previously recorded as merger integration expense during the period in which it was drawn by Union Mesa.
As a result of a cybersecurity incident earlier this year in which a business partner's user account containing personally identifiable information was breached, the Company is subject to multiple putative class action lawsuits that have been filed in federal court in the District of Utah. The plaintiffs allege that the Company failed to implement reasonable data security practices, which resulted in a breach and disclosure of plaintiffs' and others' personally identifiable information and protected health information. The plaintiffs are seeking, among other damages, unspecified monetary damages, equitable relief, costs and attorneys' fees arising out of the incident. On August 22, 2024, the court issued an order granting a motion to consolidate the class action lawsuits. On October 15, 2024, a consolidated class action amended complaint was filed. The Company intends to vigorously defend these lawsuits. The amount of the potential loss associated with these lawsuits cannot be reasonably estimated based on currently available information.
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
As required under GAAP, the Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except with respect to the Lease settlement, described above, no loss accrual relating to these matters was recorded because, based on currently available information, the Company does not believe that any contingent liabilities relating to these matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	486,875	—
Prior Term Loan Facility	—	286,875
Principal amount	1,086,875	886,875
Less: unamortized discount and issuance costs (1)	5,836	11,903
Total debt, net	1,081,039	874,972
Less: current portion of long-term debt	—	—
Long-term debt, net	$1,081,039	$874,972
(1)In addition to the $5.8 million and $11.9 million of unamortized discount and issuance costs related to long-term debt as of October 31, 2024 and January 31, 2024, respectively, $8.1 million and $2.5 million of unamortized issuance costs related to the Company's Revolving Credit Facility and Prior Revolving Credit Facility (as defined below) are included within other assets on the condensed consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of October 31, 2024 and January 31, 2024, the balance of accrued interest on the Notes was $2.3 million and $9.3 million, respectively, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit). The Company borrowed $511.9 million under the Revolving Credit Facility to refinance the Prior Credit Agreement (as defined below). The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. As of October 31, 2024, the outstanding balance under the Revolving Credit Facility was $486.9 million, which is included within long-term debt, net of issuance costs, on the condensed consolidated balance sheet. The maturity date of the Revolving Credit Facility is August 23, 2029.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of October 31, 2024, the interest rate on the Revolving Credit Facility was 6.34%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to

1.00 beginning with the fiscal quarter ending January 31, 2025, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ending January 31, 2025. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2024 and for the period then ended.
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
The Prior Credit Agreement contained significant customary affirmative and negative covenants. The Company was in compliance with all covenants under the Prior Credit Agreement through the date on which the Prior Credit Agreement was terminated.
On August 23, 2024, in connection with the entry into the Credit Agreement, the Company repaid all outstanding obligations in the amount of $511.9 million under the Prior Credit Agreement and terminated all commitments thereunder.
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three and nine months ended October 31, 2024, the Company recorded an income tax provision of $0.5 million and $15.7 million, respectively. This resulted in an effective income tax rate of 8.3% and 18.3% for the three and nine months ended October 31, 2024, respectively, compared with an effective income tax rate of 30.4% and 35.2% for the three and nine months ended October 31, 2023, respectively. For the three and nine months ended October 31, 2024, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, return-to-provision adjustments on research and development tax credits, and an increase in unrecognized tax benefits. For the three and nine months ended October 31, 2023, discrete tax items impacting the effective tax rate were primarily due to return-to-provision adjustments on research and development tax credits, an increase in unrecognized tax benefits, adjustments from settlement of an Internal Revenue Service examination, and differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of October 31, 2024 and January 31, 2024, the Company’s total gross unrecognized tax benefit was $24.0 million and $19.2 million, respectively. If recognized, $20.7 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2024.
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
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$3,751	$4,343	$11,210	$12,342
Sales and marketing	3,700	3,506	11,873	9,763
Technology and development	6,353	5,923	18,747	15,098
General and administrative	7,319	7,890	32,887	22,736
Total stock-based compensation expense	$21,123	$21,662	$74,717	$59,939
Stock award plans
Incentive Plan. During the nine months ended October 31, 2024, the Company adopted the HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan"), which provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of October 31, 2024, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 4.1 million. No further awards will be made under the Company’s 2014 Equity Incentive Plan.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2024	726	$14.00 - 73.61	$36.91	2.5	$28,067
Exercised	(249)	$14.00 - 47.21	$18.59
Outstanding as of October 31, 2024	477	$21.27 - 73.61	$46.47	2.6	$18,499
Vested and expected to vest as of October 31, 2024	477		$46.47	2.6	$18,499
Exercisable as of October 31, 2024	477		$46.47	2.6	$18,499

Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2024	3,363	$67.96
Granted	1,046	84.99
Vested	(1,164)	65.50
Forfeited	(192)	71.02
Outstanding as of October 31, 2024	3,053	$74.54
Performance restricted stock units. During the nine months ended October 31, 2024, the Company awarded 182,044 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2027. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $20.2 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the nine months ended October 31, 2024, the Company awarded 60,682 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2027. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the nine months ended October 31, 2024 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
Note 9. Stockholders' equity
Stock repurchase program
In September 2024, the Company announced that its Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $300.0 million of its common stock, as market conditions warrant. The common stock may be repurchased at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. Such repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.
The following table sets forth the common stock repurchased and subsequently retired during the periods presented:

	Three months ended October 31, 2024		Nine months ended October 31, 2024
(in thousands)	Shares	Amount	Shares	Amount
Common stock repurchases (1)	732	$60,013	732	$60,013
(1)Shares repurchased include unsettled repurchases as of October 31, 2024.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of October 31, 2024, $240.0 million of common stock remained authorized for repurchase under the Company's stock repurchase program.

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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of October 31, 2024, the fair value of the Notes was $571.0 million.
Borrowings under the Revolving Credit Facility are considered Level 2 instruments and recorded at book value in the Company's condensed consolidated financial statements. The Revolving Credit Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Revolving Credit Facility approximates carrying value.
Note 11. Subsequent events
As described in Note 5—Commitments and contingencies, on November 27, 2024, the Company agreed to settle a lawsuit related to the termination of an office lease and agreed to pay $30.0 million as part of the settlement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, our Quarterly Report on Form 10-Q for the period ended July 31, 2024, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2024, we administered 9.5 million HSAs, with balances totaling $30.0 billion, which we call HSA Assets, as well as 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 16.5 million as of October 31, 2024.
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
We have increased our share of the growing HSA market from 4% in December 2010 to 21% as of June 2024, measured by HSA Assets. According to Devenir, as of June 2024, we were the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.

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
The BenefitWallet HSA portfolio acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on our condensed consolidated balance sheet. We capitalized $27.2 million of transaction costs associated with the acquisition during the nine months ended October 31, 2024, which includes the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, we assumed a contract with a Depository Partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. We recorded deferred revenue of $20.3 million in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2024	October 31, 2023	% Change	January 31, 2024
HSAs	9,508	8,295	15%	8,692
New HSAs from sales - Quarter-to-date	186	163	14%	497
New HSAs from sales - Year-to-date	568	453	25%	949
New HSAs from acquisitions - Year-to-date	616	—	*	—
HSAs with investments	717	592	21%	610
CDBs	6,955	6,984	0%	7,006
Total Accounts	16,463	15,279	8%	15,698
Average Total Accounts - Quarter-to-date	16,400	15,167	8%	15,318
Average Total Accounts - Year-to-date	16,177	15,034	8%	15,105
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.2 million, or 15%, from October 31, 2023 to October 31, 2024, driven by new HSAs added through the BenefitWallet HSA portfolio acquisition and new HSAs from sales. The number of our CDBs decreased by 29 thousand, or less than 1%, from October 31, 2023 to October 31, 2024, primarily driven by a decrease in FSA accounts, largely offset by an increase in HRA accounts.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2024	October 31, 2023	% Change	January 31, 2024
HSA cash	$16,386	$13,971	17%	$15,006
HSA investments	13,601	8,597	58%	10,208
Total HSA Assets	29,987	22,568	33%	25,214
Average daily HSA cash - Quarter-to-date	16,441	13,977	18%	14,210
Average daily HSA cash - Year-to-date	16,064	14,024	15%	14,071
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
HSA cash increased by $2.4 billion, or 17%, from October 31, 2023 to October 31, 2024, due to net HSA contributions from new and existing HSA members and HSA cash added through the BenefitWallet HSA portfolio acquisition, partially offset by transfers to HSA investments.
HSA investments increased by $5.0 billion, or 58%, from October 31, 2023 to October 31, 2024, due to the increased market value of invested balances, transfers from HSA cash, and HSA investments added through the BenefitWallet HSA portfolio acquisition.
Total HSA Assets increased by $7.4 billion, or 33%, from October 31, 2023 to October 31, 2024, primarily due to the increased market value of invested balances, HSA Assets added through the BenefitWallet HSA portfolio acquisition, and net HSA contributions from new and existing HSA members.

The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of October 31, 2024:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2025	$1.4	3.9%
2026	3.2	2.0%
2027	3.7	1.8%
2028	2.0	4.0%
Thereafter	5.5	4.1%
Total (1)	$15.8	3.1%
(1)Excludes $0.6 billion of HSA cash held in floating-rate contracts as of October 31, 2024.
Client-held funds

(in millions, except percentages)	October 31, 2024	October 31, 2023	% Change	January 31, 2024
Client-held funds	$748	$761	(2)%	$842
Average daily Client-held funds - Quarter-to-date	770	794	(3)%	791
Average daily Client-held funds - Year-to-date	823	862	(5)%	845
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2024	2023	2024	2023
Net income	$5,703	$14,673	$70,338	$29,348
Interest income	(3,897)	(3,713)	(10,881)	(7,795)
Interest expense	18,155	13,545	45,377	41,814
Income tax provision	515	6,414	15,735	15,975
Depreciation and amortization	12,371	14,567	38,393	45,622
Amortization of acquired intangible assets	28,350	23,213	84,876	69,545
Stock-based compensation expense	21,123	21,662	74,717	59,939
Merger integration expenses	34,437	2,655	38,357	8,157
Amortization of incremental costs to obtain a contract	1,702	1,379	5,015	4,033
Costs associated with unused office space	812	950	2,408	3,252
Other	(1,026)	301	(368)	454
Adjusted EBITDA	$118,245	$95,646	$363,967	$270,344

The following table sets forth our net income as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$5,703	$14,673	$(8,970)	(61)%	$70,338	$29,348	$40,990	140%
As a percentage of revenue	2%	6%			8%	4%
Our net income decreased by $9.0 million, or 61%, from the three months ended October 31, 2023 to the three months ended October 31, 2024, due to $30.0 million of expense during the three months ended October 31, 2024 to settle a lawsuit related to a lease termination (the "Lease Settlement"), as described in Note 5—Commitments and contingencies, and increases in other operating expenses and other expense, partially offset by an increase in gross profit and a decrease in income tax provision, as described more fully in the section entitled "Comparison of the three and nine months ended October 31, 2024 and 2023."
Our net income increased by $41.0 million, or 140%, from the nine months ended October 31, 2023 to the nine months ended October 31, 2024, due to an increase in gross profit and a decrease in income tax provision, partially offset by an increase in operating expenses, including the Lease Settlement, and other expense, as described more fully in the section entitled "Comparison of the three and nine months ended October 31, 2024 and 2023."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Adjusted EBITDA	$118,245	$95,646	$22,599	24%	$363,967	$270,344	$93,623	35%
As a percentage of revenue	39%	38%			41%	37%
Our Adjusted EBITDA increased by $22.6 million, or 24%, from the three months ended October 31, 2023 to the three months ended October 31, 2024, primarily due to an increase in total revenue, partially offset by increases in professional fees and personnel-related costs.
Our Adjusted EBITDA increased by $93.6 million, or 35%, from the nine months ended October 31, 2023 to the nine months ended October 31, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and professional fees.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$5,703	$14,673	$70,338	$29,348
Income tax provision	515	6,414	15,735	15,975
Income before income taxes - GAAP	6,218	21,087	86,073	45,323
Non-GAAP adjustments:
Amortization of acquired intangible assets	28,350	23,213	84,876	69,545
Stock-based compensation expense	21,123	21,662	74,717	59,939
Merger integration expenses	34,437	2,655	38,357	8,157
Costs associated with unused office space	812	950	2,408	3,252
Loss on extinguishment of debt	1,576	—	1,576	1,157
Total adjustments to income before income taxes - GAAP	86,298	48,480	201,934	142,050
Income before income taxes - Non-GAAP	92,516	69,567	288,007	187,373
Income tax provision - Non-GAAP (1)	23,129	17,391	72,002	46,843
Non-GAAP net income	69,387	52,176	216,005	140,530

Diluted weighted-average shares	88,634	87,122	88,699	86,707
GAAP net income per diluted share	$0.06	$0.17	$0.79	$0.34
Non-GAAP net income per diluted share	$0.78	$0.60	$2.44	$1.62
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
Our non-GAAP net income increased by $17.2 million, or 33%, from the three months ended October 31, 2023 to the three months ended October 31, 2024, primarily due to an increase in total revenue, partially offset by increases in professional fees and personnel-related costs.
Our non-GAAP net income increased by $75.5 million, or 54%, from the nine months ended October 31, 2023 to the nine months ended October 31, 2024, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and professional fees.
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
Merger integration.    Merger integration expenses include personnel and related expenses, including severance, professional fees, legal expenses and settlements, and facilities and technology expenses directly related to integration activities to merge operations as a result of acquisitions.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of October 31, 2024, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.

Comparison of the three and nine months ended October 31, 2024 and 2023
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications relate primarily to recordkeeping and advisory fees associated with HSA investments, which were reclassified from custodial revenue to service revenue to better align our financial statement presentation with the underlying drivers of our revenue streams. We also reclassified certain immaterial personnel-related costs from custodial costs to service costs or general and administrative costs. The reclassifications had no impact on our total revenue, income from operations, net income, cash flows, or stockholders' equity. The following table presents the impact of the reclassifications:

	Three months ended October 31, 2023			Nine months ended October 31, 2023
(in thousands)	Prior presentation	Reclassifications	Current presentation	Prior presentation	Reclassifications	Current presentation
Service revenue	$107,512	$6,570	$114,082	$318,343	$18,772	$337,115
Custodial revenue	106,575	(6,570)	100,005	299,933	(18,772)	281,161
Interchange revenue	35,132	—	35,132	118,924	—	118,924
Total revenue	249,219	—	249,219	737,200	—	737,200
Total cost of revenue	90,811	(774)	90,037	280,036	(2,153)	277,883
Gross profit	158,408	774	159,182	457,164	2,153	459,317
Total operating expenses	127,517	774	128,291	378,352	2,153	380,505
Total other expense	(9,804)	—	(9,804)	(33,489)	—	(33,489)
Income tax provision	6,414	—	6,414	15,975	—	15,975
Net income	$14,673	$—	$14,673	$29,348	$—	$29,348
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service revenue	$119,174	$114,082	$5,092	4%	$354,108	$337,115	$16,993	5%
Custodial revenue	140,953	100,005	40,948	41%	401,281	281,161	120,120	43%
Interchange revenue	40,305	35,132	5,173	15%	132,568	118,924	13,644	11%
Total revenue	$300,432	$249,219	$51,213	21%	$887,957	$737,200	$150,757	20%
Service revenue. The $5.1 million, or 4%, increase in service revenue from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to the increases in the number of HSAs and the amount of HSA investments, partially offset by lower average service fees per account.
The $17.0 million, or 5%, increase in service revenue from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to the increases in the number of HSAs and the amount of HSA investments, partially offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $40.9 million, or 41%, increase in custodial revenue from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to an increase in average annualized yield on HSA cash from 2.58% for the three months ended October 31, 2023 to 3.17% for the three months ended October 31, 2024 (due to both higher market interest rates and increased participation in our Enhanced Rates offering), the $2.5 billion, or 18%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
The $120.1 million, or 43%, increase in custodial revenue from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to an increase in average annualized yield on HSA cash from 2.42% for the nine months ended October 31, 2023 to 3.07% for the nine months ended October 31, 2024 (due to both higher market interest rates and increased participation in our Enhanced Rates offering), the $2.0 billion, or 15%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate.
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
Interchange revenue. The $5.2 million, or 15%, increase in interchange revenue from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
The $13.6 million, or 11%, increase in interchange revenue from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
Total revenue. Total revenue increased $51.2 million, or 21%, from the three months ended October 31, 2023 to the three months ended October 31, 2024 due to the increases in custodial, interchange, and service revenues, described above.
Total revenue increased $150.8 million, or 20%, from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 due to the increases in custodial, service, and interchange revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service costs	$86,860	$75,721	$11,139	15%	$246,122	$233,498	$12,624	5%
Custodial costs	10,241	8,029	2,212	28%	29,406	24,104	5,302	22%
Interchange costs	6,305	6,287	18	0%	24,213	20,281	3,932	19%
Total cost of revenue	$103,406	$90,037	$13,369	15%	$299,741	$277,883	$21,858	8%
Service costs. The $11.1 million, or 15%, increase in service costs from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to costs incurred to reimburse and protect members from outside fraud activity, as well as increases in costs to support the increase in Total Accounts and member interactions, partially offset by efficiencies resulting from our technology investments.
The $12.6 million, or 5%, increase in service costs from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to costs incurred to reimburse and protect members from outside fraud activity, as well as increases in costs to support the increase in Total Accounts and member interactions, partially offset by efficiencies resulting from our technology investments.
Custodial costs. The $2.2 million, or 28%, increase in custodial costs from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to the $2.5 billion, or 18%, increase in the year-over-year average daily balance of HSA cash, as described above, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.22% during the three months ended October 31, 2023 to 0.23% during the three months ended October 31, 2024.
The $5.3 million, or 22%, increase in custodial costs from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to the $2.0 billion, or 15%, increase in the year-over-year average daily balance of HSA cash, as described above, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.22% during the nine months ended October 31, 2023 to 0.23% during the nine months ended October 31, 2024.

On an annual basis, relative to the fiscal year ended January 31, 2024, we expect custodial costs to increase due to an increase in the year-over-year average daily balance of HSA cash, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $18 thousand, or less than 1%, increase in interchange costs from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to an increase in Total Accounts and certain costs associated with our transition to a single card processor, which transition was completed in August 2024, largely offset by efficiencies resulting from the transition to a single card processor.
The $3.9 million, or 19%, increase in interchange costs from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to an increase in Total Accounts and certain costs associated with our transition to a single card processor, which transition was completed in August 2024, partially offset by efficiencies resulting from the transition to a single card processor.
Total cost of revenue. As we continue to add Total Accounts, we expect that our cost of revenue will increase in dollar amount to support our Network Partners, Clients, and members. However, on an annual basis, relative to the fiscal year ended January 31, 2024, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by increases in personnel costs. For the nine months ended October 31, 2024, cost of revenue as a percentage of total revenue decreased to 33.8% from 37.7% for the nine months ended October 31, 2023, due to total revenue increasing at a significantly higher rate (20%) than total cost of revenue (8%). Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$22,636	$19,656	$2,980	15%	$67,655	$58,714	$8,941	15%
Technology and development	60,189	55,614	4,575	8%	174,859	163,573	11,286	7%
General and administrative	31,789	27,153	4,636	17%	102,285	80,516	21,769	27%
Amortization of acquired intangible assets	28,350	23,213	5,137	22%	84,876	69,545	15,331	22%
Merger integration	34,437	2,655	31,782	1,197%	38,357	8,157	30,200	370%
Total operating expenses	$177,401	$128,291	$49,110	38%	$468,032	$380,505	$87,527	23%
Sales and marketing. The $3.0 million, or 15%, increase in sales and marketing expenses from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to an increase in personnel-related expenses.
The $8.9 million, or 15%, increase in sales and marketing expenses from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to an increase in personnel-related expenses.
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
Technology and development. The $4.6 million, or 8%, increase in technology and development expenses from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to increases in software costs, personnel-related expenses, and professional services expense.
The $11.3 million, or 7%, increase in technology and development expenses from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to increases in personnel-related expenses and software costs.
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
General and administrative. The $4.6 million, or 17%, increase in general and administrative expenses from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to professional services expense.
The $21.8 million, or 27%, increase in general and administrative expenses from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to increases in professional services expense and accelerated stock-based compensation expense recognized with respect to certain performance restricted stock units granted during the current fiscal year, as described in Note 8—Stock-based compensation.
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
Amortization of acquired intangible assets. The $5.1 million, or 22%, increase in amortization of acquired intangible assets from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
The $15.3 million, or 22%, increase in amortization of acquired intangible assets from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
On an annual basis, relative to the fiscal year ended January 31, 2024, we expect amortization of acquired intangible assets to increase, primarily due to the intangible assets added through BenefitWallet HSA portfolio acquisition.
Merger integration. The $31.8 million, or 1,197%, increase in merger integration expenses from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to the Lease Settlement, as described in Note 5—Commitments and contingencies. Other merger integration expenses during the three months ended October 31, 2024 consisted of professional fees, including expenses incurred in conjunction with the migration of accounts, technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks.
The $30.2 million, or 370%, increase in merger integration expenses from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to the Lease Settlement, as described in Note 5—Commitments and contingencies. Other merger integration expenses during the nine months ended October 31, 2024 consisted of professional fees, including expenses incurred in conjunction with the migration of accounts, technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks.
We expect merger integration expenses attributable to the Further acquisition totaling approximately $55 million to be incurred over a period of approximately five to six years from the date of the acquisition, which occurred in November 2021.
Interest expense
The $4.6 million, or 34%, increase in interest expense from the three months ended October 31, 2023 to the three months ended October 31, 2024 was primarily due to a higher average principal balance and a $1.6 million increase in losses on extinguishment of debt. The increase was partially offset by a lower average interest rate on borrowings with variable interest rate terms.
The $3.6 million, or 9%, increase in interest expense from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was primarily due to a higher average principal balance and a $0.4 million increase in losses on extinguishment of debt. The increase was partially offset by a lower average interest rate on borrowings with variable interest rate terms.

On August 23, 2024, we entered into a credit agreement (the "Credit Agreement") pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion, a portion of which was used to repay all outstanding obligations under our prior credit agreement (the "Prior Credit Agreement").
As of October 31, 2024, borrowings under our Revolving Credit Facility were $486.9 million and had a stated interest rate of 6.34%. As of October 31, 2023, borrowings under our Prior Credit Agreement were $286.9 million and had a stated interest rate of 6.68%. The increase in principal was due to $225.0 million of borrowings to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price, partially offset by a prepayment of $25.0 million during the nine months ended October 31, 2024.
On an annual basis, relative to the fiscal year ended January 31, 2024, we expect our interest expense to increase, primarily due to a higher average principal balance. The interest rate on our Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $1.0 million increase in other income, net, from the three months ended October 31, 2023 to the three months ended October 31, 2024 was due to increases in interest income on corporate cash and other miscellaneous income, net.
The $2.9 million increase in other income, net, from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 was due to an increase in interest income on corporate cash, partially offset by a decrease in other miscellaneous income, net.
Income tax provision
For the three months ended October 31, 2024 and 2023, we recorded an income tax provision of $0.5 million and $6.4 million, respectively. The decrease in income tax provision was primarily the result of a decrease in pre-tax book income, an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, and an increase in research and development tax credits.
For the nine months ended October 31, 2024 and 2023, we recorded an income tax provision of $15.7 million and $16.0 million, respectively. The decrease in income tax provision was primarily the result of an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and an increase in research and development tax credits, partially offset by an increase in pre-tax book income and an increase in nondeductible executive compensation.
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
Liquidity and capital resources
Cash and cash equivalents overview
Our principal sources of liquidity are our current cash and cash equivalents balances, collections from our custodial, service, and interchange revenue activities, and availability under our Revolving Credit Facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, interest payments on our long-term debt, and capital expenditures.
As of October 31, 2024 and January 31, 2024, cash and cash equivalents were $322.2 million and $404.0 million, respectively.

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
On August 23, 2024, we entered into a Credit Agreement, which includes a five-year senior secured Revolving Credit Facility in an aggregate principal amount of up to $1.0 billion, a portion of which was used to refinance our Prior Credit Agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 6—Indebtedness. As of October 31, 2024, the outstanding balance under the Revolving Credit Facility was $486.9 million. We were in compliance with all covenants under the Credit Agreement as of October 31, 2024, and for the period then ended. We continue to be in compliance with all covenants under the Credit Agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the nine months ended October 31, 2024, we used $452.2 million of cash, which includes $225.0 million borrowed under our Prior Revolving Credit Facility, to pay for the BenefitWallet HSA portfolio acquisition.
In August 2024, in connection with our entry into the Credit Agreement, we repaid all outstanding obligations in the amount of $511.9 million under the Prior Credit Agreement and terminated all commitments thereunder. In October 2024, we prepaid $25.0 million under the Credit Agreement.
During the nine months ended October 31, 2024, we used $58.5 million for common stock repurchases. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
Capital expenditures for the nine months ended October 31, 2024 and 2023 were $39.7 million and $31.5 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2025 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$264,108	$165,753
Net cash used in investing activities	(491,897)	(34,804)
Net cash provided by (used in) financing activities	145,973	(51,154)
Increase (decrease) in cash and cash equivalents	(81,816)	79,795
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$322,163	$334,061
Cash flows from operating activities. Net cash provided by operating activities increased by $98.4 million from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 primarily due to increased cash receipts with respect to our custodial, service, and interchange revenues, partially offset by an increase in cash payments with respect to operating expenses, cost of revenue, and interest expense.

Cash flows from investing activities. Net cash used in investing activities increased by $457.1 million from the nine months ended October 31, 2023 to the nine months ended October 31, 2024 due to a $449.0 million increase in cash used to acquire HSA portfolios, a $7.5 million increase in cash used for purchases of software and capitalized software development costs, and a $0.6 million increase in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash provided by financing activities was $146.0 million during the nine months ended October 31, 2024, compared to $51.2 million of net cash used in financing activities during the nine months ended October 31, 2023. The change was due to a $736.9 million increase in proceeds from long-term debt, a $3.4 million increase in net cash received in the settlement of client-held funds obligations, and a $1.6 million increase in proceeds from the exercise of common stock options, partially offset by a $486.2 million increase in cash used for principal payments and debt issuance costs associated with our long-term debt, and a $58.5 million increase in cash used for repurchases of common stock.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of October 31, 2024, other than outstanding letters of credit issued under our Revolving Credit Facility, we did not have any off-balance sheet arrangements. Our letters of credit generally expire within one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our Revolving Credit Facility, and are not reflected on our condensed consolidated balance sheets.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. There have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2024, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2024 and 2023, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of October 31, 2024 and January 31, 2024 were $322.2 million and $404.0 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of October 31, 2024 and January 31, 2024 was $106.7 million and $104.9 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of October 31, 2024 and January 31, 2024, we held in custody HSA Assets of $30.0 billion and $25.2 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of October 31, 2024 and January 31, 2024, we held Client-held funds of $748 million and $842 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2024 and January 31, 2024, we had unrestricted cash and cash equivalents of $322.2 million and $404.0 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of October 31, 2024 and January 31, 2024, we had $486.9 million and $286.9 million, respectively, outstanding under our Revolving Credit Facility and our Prior Credit Facilities, respectively. The stated interest rate on our Revolving Credit Facility is variable and was 6.34% as of October 31, 2024. Our overall interest rate sensitivity under the Revolving Credit Facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our

Revolving Credit Facility as of October 31, 2024 would result in approximately $5.0 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of October 31, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, this Quarterly Report on Form 10-Q, and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. Other than as set forth below, there have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Fraudulent account activity has led, and could continue to lead, to financial and reputational damage to us and could reduce the use and acceptance of our products and services.
Criminals are using increasingly sophisticated methods to obtain personal information, which they then use to commit fraud. We have experienced a significant increase in outside fraudulent activity targeting member accounts, resulting in loss to us as we incurred service costs from remediation and reimbursement to impacted members. In addition, we suffered reputational damage that could reduce the use and acceptance of our products and services, or cause our Clients, members, and Network Partners to look for alternative providers. If we fail to protect our member accounts in the future, we may suffer additional financial and reputational damage, and our business and financial results may be adversely affected.
Achieving our business strategy depends in large part on the success of our upcoming CEO transition.
On November 12, 2024, we announced that our longtime President and Chief Executive Officer, Jon Kessler, has decided to retire effective January 6, 2025, at which time Scott Cutler will join the Company as his successor. Any significant leadership change involves inherent risk and can be difficult to manage. Our new CEO will be critical to executing on and achieving our business strategy, and our success depends, in large part, on the effectiveness of this transition. If our new CEO is unsuccessful at leading the Company and our management team, or is unable to successfully execute the Company’s strategy, our business may be harmed and our financial condition and results of operations may be adversely affected.

Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended October 31, 2024 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1 - 31	—	$—	—	$300,000
September 1 - 30	326	$78.24	326	$274,494
October 1 - 31	406	$84.99	406	$239,987
Total	732		732
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
(2)Average price paid per share includes costs associated with the repurchases.
Item 5. Other information
Rule 10b5-1 plan elections
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended October 31, 2024.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1^	Credit Agreement, dated as of August 23, 2024, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto.	8-K	001-36568	10.1	August 27, 2024
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 9, 2024	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer