Form 10-K
period 2025-01-31
HEALTHEQUITY, INC.
filed 2025-03-18
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2024, based on the closing price of $78.48 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $5.3 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2024, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2024 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2024. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2025, there were 86,496,449 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement related to its 2025 annual meeting of stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2025, we administered 9.9 million HSAs, with balances totaling $32.1 billion, which we call HSA Assets, as well as 7.1 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.0 million as of January 31, 2025.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2025, our platforms were integrated with more than 200 Network Partners.
We have increased our share of the growing HSA market from 4% in December 2010 to 21% as of June 2024, measured by HSA Assets. According to the 2024 Midyear Devenir HSA Research Report, as of June 2024, we were the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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
BenefitWallet HSA portfolio acquisition. In fiscal 2025, we acquired the BenefitWallet HSA portfolio, comprised of approximately 616,000 HSAs plus other accounts and $2.7 billion of HSA Assets, from Conduent Business Services, LLC ("Conduent") for a purchase price of $425.0 million. We paid the purchase price using $225.0 million of borrowings under our revolving credit facility, with the remainder paid using cash on hand.

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
We offer investors access to three levels of service:
•Self-driven: For members who do not subscribe for Advisor, we provide an investment platform to invest HSA balances. Neither we nor Advisor provides advice to members in respect of investments on the platform;
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
Commuter programs. We administer pre-tax commuter benefit programs through which employers are permitted to provide employees with commuter benefits including qualified transit and parking. The maximum monthly federal (and sometimes state) tax free exclusion is indexed for inflation. We also offer various other commuter services, including access to real-time commute data, to help employers design and implement flexible return-to-office and hybrid-workplace strategies and benefits.
Our competitive landscape
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including well-known retail investment companies, such as Fidelity Investments, and healthcare service companies such as UnitedHealth Group's Optum and Webster Bank) are in a position to devote more resources to the development, sale and support of their products and services than we have at our disposal. Our CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners and ecosystem partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Our competitive strengths and strategy
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our technology platforms are aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience.
Market leadership. We have established a leadership position in the HSA industry through our focus on innovation and differentiated capabilities. Our leadership position is evidenced by the increase in our market share (measured by HSA Assets), from 4% in December 2010 to 21% in June 2024, as reported in the 2024 Midyear Devenir HSA Research Report, which stated that we are the largest HSA custodian measured by both accounts and HSA Assets.
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
Proprietary and integrated technology solution. We have a proprietary cloud-based technology solution, which we believe is differentiated in the marketplace for the key reasons described below. We are currently investing in a modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services.
•Complete solution for managing consumer healthcare saving and spending: We believe our technology platforms drive member outcomes by enabling our members to use this technology based on their own needs and desires. For example, our members utilize our HSA platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements and learn of savings opportunities for prescription drugs. Members also utilize the platform’s mobile app, which has been re-launched to drive better outcomes, to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras.
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
•Data integration:    Our technology solution allows us to integrate data from disparate sources, which enables us to seamlessly incorporate personal health information and individually tailored strategies into the consumer experience. We utilize application programming interfaces (APIs) to integrate with health plans, pharmacy benefit managers, employers, and other benefits provider systems. A key part of our strategy is to integrate into our partners' ecosystems, rather than requiring them to conform to ours, as many of our partners’ systems rely on custom data models, non-standard formats, complex business rules, and security protocols that are difficult or expensive to change. We believe that this integration enables us to deepen our partnerships with our Network Partners and other ecosystem partners.
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
•Innovation:    We continue to invest in technology solutions to meet the evolving needs of our Network Partners, Clients and members. Our current innovation efforts include, among others, increasing member and client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing both traditional robotic process automation, and increasingly through artificial intelligence ("AI") tools including the Expedited Claims tool, leveraging chip-enabled stacked cards, and mobile wallet.
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
Enhanced Rates. We partner with large, highly rated insurance company partners to hold, through group annuity contracts or other similar arrangements, HSA cash. We refer to this as our "Enhanced Rates" offering. Enhanced Rates is our default HSA cash offering, and a significant portion of new HSA cash is placed in Enhanced Rates. An increase in the percentage of HSA cash held in our Enhanced Rates offering positively impacts our custodial revenue, as we generally receive a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners. In addition, increased participation in our Enhanced Rates offering reduces our exposure to short-term fluctuations in prevailing interest rates because contract repricing occurs gradually, at approximately 10% per year. The percentage of HSA cash held in our Enhanced Rates offering has increased, and we expect that it will continue to increase. As our Basic Rates contracts expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
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
We are working to phase out a technology platform that we acquired in the acquisition of Further, which requires us to migrate the associated Clients to one of our other technology platforms.
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to custody HSA Assets for individual account holders. In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to custody HSA Assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2025, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
GLBA imposes financial privacy and security requirements on financial institutions that relate to the collection, storage, use, and disclosure of an account holder’s nonpublic personal information. Nonpublic personal information includes information that is collected or generated in the course of offering a financial product or service. For example, nonpublic personal information includes information submitted by a prospective account holder in an application, an account holder’s name and contact information, and transaction information. Because part of our business is the administration of financial products such as HSAs, we are required under GLBA to send a notice of our privacy practices to account holders and to comply with restrictions on the disclosure of nonpublic personal information to non-affiliated third parties. We are also required under GLBA to establish reasonable administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of nonpublic personal information pursuant to the Federal Trade Commission’s safeguards rule. Violations of GLBA can result in civil and criminal penalties.
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
Various states also have laws and regulations that impose additional restrictions on our collection, storage, use, and disclosure of personal information. Privacy regulation in particular has become a priority issue in many states and with the federal government. For example, the California Consumer Privacy Act (“CCPA”) protects certain privacy rights of California consumers and requires companies, such as ours, that process information on California residents, to make disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a private right of action for data breaches. The CCPA does not generally apply to data subject to GLBA or HIPAA. We expect further privacy requirements to be applicable to us as a result of additional recently passed, and likely upcoming, state privacy laws similar to CCPA, which may expand consumers’ rights with respect to their personal information. Several of these laws do not apply to entities or data subject to GLBA or HIPAA. The federal government is also considering legislative and regulatory proposals concerning privacy, data protection, and cybersecurity, which may require us to implement and maintain additional operational or compliance measures.
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

Healthcare reform
In March 2010, the federal government enacted significant reforms to healthcare benefits through the Affordable Care Act. The legislation amended various provisions in many federal laws, including the Internal Revenue Code and ERISA. The reforms included new excise taxes that incentivize employers to provide health benefits (including HSA-compatible benefits) to all full-time employees and new coverage mandates for health plans. The rules directly affect health FSAs and HRAs and have an indirect effect on HSAs. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration, including "Medicare for all" plans. In addition, legislative proposals to either increase access to HSAs and similar accounts, and conversely legislation that would curtail them, are commonly introduced in both chambers of Congress and could be taken up at any time.
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
Our board of directors and its committees provide oversight on certain human capital matters. The Talent, Compensation and Culture Committee of our board of directors acts on behalf of the board to review and determine executive compensation plans, policies, and programs; oversee the Company’s culture and related strategies, programs, and risks; and oversee the Company’s talent management, development, and retention efforts.
As of January 31, 2025, we had 3,105 full-time team members and 15 part-time team members.
Talent acquisition and team member development
Our People team seeks to attract, hire, and develop the best, most qualified candidates and team members.
HealthEquity has taken, and continues to take, steps to strengthen our talent:
Our People team uses a hiring framework which seeks to improve candidate experience, ensure quality of hire, and increase our focus on hiring practices that meet or exceed industry and legal standards.
•We continued an early career internship program, offering positions across two key areas: corporate business functions and technology. We strive to attract candidates aligned with our vision and who will provide the unique viewpoints and experiences that help drive our success going forward, including by our engaging in outreach with universities where we have a strong regional presence.

•We offer a library of resources for our “Grow Your Career” series with the Talent Partner and Talent Operations teams. This includes guides on how to write resumes, create a social media presence, and prepare for interviews to support team member development.
•We run the Temporary On-Project Specialist (TOPS) program, which allows Member Service Specialists to experience working in other areas of the business. The program is open to all Member Service Specialists, and selected individuals who are able to support areas that need help while gaining experience that can assist with their personal and professional goals.
•We are implementing a broad leadership development program to improve team member engagement and productivity.
•We coordinate an annual company-wide learning series, Remarkable You. Open to all teammates, sessions include leadership development, emotional intelligence, technical skills, and other professional development topics.
•We also offer DEAL (Dedicated, Engaged, Authentic Leaders), an annual summit for all company leadership that provides an opportunity to discuss strategic priorities and initiatives and focus on leadership development and effective leadership workshops.
Pay equity
Pay equity is a crucial metric in assessing equal opportunity at HealthEquity. We strive to provide a consistent and fair remuneration strategy for all team members through our Total Rewards package. This package includes:
•Base salary
•Incentive/bonus pay
•Stock-based compensation
•401(k) with company matching
•Health benefits
The Total Rewards philosophy underlying this package is intended to promote fairness and simplicity so that team members and people leaders understand the performance goals they target during the year and the outcomes that result from achieving or exceeding those goals. We strive to administer the Total Rewards package consistently and to ensure equal opportunity as follows:
•Maintaining competitive pay by reviewing market data annually
•Rewarding team members based on their abilities, competencies, experience, and performance levels
•Effectively communicating our Total Rewards policies and practices
•Complying with all applicable federal, state, and local laws and requirements
Team member engagement
We also consider team member engagement an important metric of our organizational health. We regularly seek team member feedback and measure engagement through a survey which contains three engagement key performance indicators (KPIs) that we believe provide a comprehensive measure of team member engagement. The KPIs are designed to determine whether our team members recommend HealthEquity as a great place to work, whether their work gives them a sense of accomplishment, and whether they are motivated to go above and beyond in their work.
As of January 31, 2025, our team member engagement score was 78% favorable, 15% neutral, and 7% unfavorable, based on a participation rate of 88%. We believe that our team member engagement impacts our ability to retain our team members. For the fiscal year ended January 31, 2025, our total team member turnover was 14% and our voluntary turnover was 8%.
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
Substantially all of our revenue is earned from tax-advantaged HSAs and other CDBs. The efforts of governmental and third-party payers to raise revenue or contain or reduce healthcare or other costs could include restructuring the tax benefits available through HSAs and other CDBs, which may adversely affect our business, operating results, and financial condition. For example, the federal government or states may seek to raise revenues by enacting tax laws that limit or eliminate the tax deductions available to individuals who contribute to HSAs and other CDBs. We cannot predict if any new tax reforms will ultimately become law, or if enacted, what their terms or the regulations promulgated pursuant to such reforms will be. If the laws or regulations are changed to limit or eliminate the tax benefits available through these accounts, such a change would have a material adverse effect on our business.
Failure to adequately place and safeguard HSA cash and Client-held funds, or the failure of any of our depository or insurance company partners, could materially and adversely affect our business, financial condition and results of operations.
As a non-bank custodian, we rely on our federally insured custodial Depository Partners and our insurance company partners to hold HSA cash that we custody. The portion of HSA cash held by our insurance company partners continues to increase with the increasing adoption of our Enhanced Rates program. The HSA cash held through our insurance company partners is not federally insured, and our members bear the risk of loss with respect to either the failure of the insurance company partner holding their HSA cash or the breach by the insurance company partner of its obligations to guarantee principal or pay interest thereon. In addition, we deposit Client-held funds with our Depository Partners in interest-bearing demand deposit accounts, and federal deposit insurance may not be available for certain Clients.
If any material adverse event were to affect one of our Depository Partners or our insurance company partners, including a significant decline in its financial condition, a decline in the quality of its service, a loss of deposits, its inability to comply with applicable banking, insurance or other regulatory requirements, systems failure or its inability to return principal or pay interest thereon, our business, financial condition and results of operations could be materially and adversely affected. In addition, in the event of such a failure of, or breach by, one of our insurance company partners, the HSA cash held through that insurance company partner would be at risk and no assurance can be given that our contractual arrangements with that insurance company partner would be sufficient for our members to fully recover their HSA cash, which would in turn result in reputational and financial harm to the Company.
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
Certain of our arrangements with our Depository Partners and insurance company partners require that we keep a minimum amount of HSA cash with such partner. If we fail to comply with those minimum HSA cash requirements, including as a result of withdrawals by our members, we may be subject to penalties payable to our partners or a reduction in the interest paid to us under such arrangements. Such penalties or reductions, if imposed, could have a material and adverse impact on our business, financial condition and results of operations, and we may not have sufficient capital on hand to pay such penalties.

A decline in interest rates would reduce our income on our HSA Assets and Client-held funds and our ability to attract HSA contributions.
We partner with our Depository Partners and insurance company partners to hold our HSA Assets and other Client-held funds. We earn a substantial portion of our revenue from fees we earn from our Depository Partners and insurance company partners, which comprised approximately 45%, 39%, and 30% of our revenues during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. A decline in prevailing interest rates would negatively impact our business by reducing the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates on HSA Assets, our members may choose another HSA custodian. Any such scenario could materially and adversely affect our business and results of operations.
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
Our management team and other team members continue to spend time on integration efforts relating to our recent acquisitions, including the Further acquisition. As part of that integration process, we are working to migrate certain Clients and Network Partners to different technology platforms. We have experienced challenges and increased costs related to Clients' and Network Partners' dissatisfaction as well as technological issues in integrating acquisitions, which could continue to occur as we continue integrating past and future acquisitions.
If we are not successful in adapting to our rapidly evolving industry, our growth may be limited, and our business may be adversely affected.
The market for our products and services is subject to rapid and significant change and competition. The market for administering HSAs and other CDBs is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry, industry consolidation, and the substantial resources available to our existing and potential competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our Clients, Network Partners and members.
Achieving our business strategy depends in large part on the success of our recent CEO transition.
On January 6, 2025, our longtime President and Chief Executive Officer, Jon Kessler, retired, at which time Scott Cutler joined the Company as his successor. Any significant leadership change involves inherent risk and can be difficult to manage. Our new CEO is critical to executing on and achieving our business strategy, and our success depends, in large part, on the effectiveness of this transition. If our new CEO is unsuccessful at leading the Company and our management team, or is unable to successfully execute the Company’s strategy, our business may be harmed and our financial condition and results of operations may be adversely affected.
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
The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase or create new operational and competitive risks.
AI technologies – including generative AI –present numerous opportunities, such as benefits from increased operational efficiencies and innovative new products. We expect the use of AI technologies in the marketplace to increase as we, our service providers, and our competitors seek to leverage and maximize those benefits. However, the development and deployment of such technologies also poses certain risks. For example, new products and services incorporating or utilizing AI and machine learning may raise technological, security, legal and other risks and challenges related to, among other items, the use of personal information or the information of clients who have not granted permission for the use of their data in such AI systems, flaws in our models or training datasets that may result in biased or inaccurate results or other unanticipated outcomes, ethical considerations regarding AI, potential infringement of third-party intellectual property rights, exposure of data, and our ability to safely deploy and implement governance and controls for AI systems. We are also exposed to risks arising from the use of AI technologies by bad actors, who may use such technologies to commit fraud, misappropriate funds, and facilitate cyberattacks. Further, our competitors may adopt AI or generative AI more quickly or more effectively than we do, causing competitive harm. Any of these risks could negatively impact our reputation, the demand for our products and services, our financial condition and results of operations, and otherwise draw adverse regulatory scrutiny.
We may be unable to compete effectively against our current and future competitors.
The market for our products and services is highly competitive. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are well-known retail investment companies, such as Fidelity Investments, HSA custodians and administrators that include state or federally chartered banks, such as Webster Bank and Optum Bank, insurance companies, and non-bank custodians approved by the U.S. Treasury. We also have numerous indirect HSA administration competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks, and these competitors have entered, and others may also enter, the HSA market or expand existing HSA offerings to compete with us.
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
Well-known retail mutual fund companies, such as Fidelity Investments, have entered the HSA and CDB business and gained significant market share. Our market share could decline if Fidelity Investments and other mutual fund companies continue expanding their presence in the market. These investment companies have significant advantages over us in terms of brand name recognition, years of experience managing tax-advantaged retirement accounts (e.g., 401(k) and IRA), highly developed recordkeeping, trust functions, and fund advisory and customer relations management, among others. If we are unable to compete effectively with these mutual fund company competitors, our results of operations, financial condition, business, and prospects could be materially adversely affected.
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

Finally, our competitors may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. They may have a greater ability to use AI to provide enhanced products and service offerings. If successful, their development efforts could render our services less desirable, resulting in the loss of our existing customers or a reduction in the fees we earn from our products and services.
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
We derived 15%, 16%, and 17% of our total revenue during the fiscal years ended January 31, 2025, 2024, and 2023, respectively, from interchange fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. For example, the COVID-19 pandemic had a materially adverse impact on the interchange fees generated due to decreased usage of our payment cards in our commuter product and in healthcare spending. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our reputation, results of operations and financial condition.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. Any failure, whether in connection with our growth, acquisitions, or otherwise, to execute on our internal controls and continue to maintain effective internal controls, to timely implement any necessary additional improvement to our internal controls or to effect remediation of any future material weakness or significant deficiency could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our reputation, results of operations, or financial condition.
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
As one of the largest providers of HSAs and other CDBs, our proprietary technology platforms enable the exchange of, and access to, sensitive information. As a result, we are frequently the target of cyber-attacks, including ransomware attacks, which means we must continue to monitor and take steps to secure each of our technology platforms, making sure these platforms are aligned to our industry benchmark security posture. In addition, geopolitical events, including the war between Russia and Ukraine, have resulted in, and may continue to result in, an increase in cyber-attacks.
Substantially all of our workforce works remotely. This remote work environment increases the risk of cybersecurity breaches and incidents, and the potential impact of these on our operations is also higher while our team members log into our network remotely. In addition, we use third-party partners to service our members. These third-party partners must have access to member information in order to provide this service. Third-party partner remote access to our member information further increases the risk of cybersecurity breaches and incidents through those partners, and from time to time our third-party partners are also the victims of cybersecurity breaches and incidents that may involve member information.
Our ability to ensure the security of our technology platforms and sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure are vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Such threats could result in actual security events that compromise our networks, or those of third-party service providers on which we rely, and result in the information stored or transmitted there to be accessed, modified or used in an unauthorized manner, publicly disclosed, lost, or stolen. Such access, use, disclosure, or other loss of information may result in regulatory scrutiny, and legal claims and liability, including under laws that protect the privacy of personal information, as it has in the past. Cybersecurity events disrupt our operations and the services we provide to our Clients, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, operations, and competitive position.
Security breaches, including a major breach of our network security and systems, could result in serious negative consequences for our business, including the loss of sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our Clients, fines, penalties and other liabilities, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our members, Clients and Network Partners. We have been the victim of such breaches, which have damaged our reputation and caused a loss of confidence in our products and services, and may lead to a reduction in demand and result in an unwillingness of members, Clients, Network Partners and other data owners to provide us with their payment information or personal information, and otherwise harm our brand. Furthermore, when third parties improperly obtain and use the personal information of our members, we are required to expend significant resources to investigate and resolve these problems.
While we have security measures in place, we have experienced data privacy incidents in the past, including an incident in 2024 in which a business partner's user account containing personally identifiable information was breached. As a result of the incident, we are now subject to several putative class action lawsuits seeking unspecified damages, and we are subject to regulatory inquiries related to the incident. Whether as a result of these incidents, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error or otherwise, our reputation could be significantly damaged, our business may suffer and we could incur substantial liability, which could result in loss of sales, Clients and Network Partners.
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
Fraudulent activity, whether involving member accounts or our third-party service providers, has led, and could continue to lead, to financial and reputational damage to us and could reduce the use and acceptance of our products and services.
Criminals are using increasingly sophisticated methods to obtain personal information, which they then use to commit fraud. As a non-bank custodian of HSAs, we are frequently targeted by sophisticated and persistent bad actors for fraudulent activity, through various tactics such as high-volume credential stuffing attacks, denial of service attacks, and social engineering attacks, among others. We have experienced a significant increase in the volume and sophistication of outside fraudulent activity targeting member accounts, resulting in a significant loss to us as we incurred service costs to reimburse and protect impacted members. Losses due to fraud committed against us and our Clients, members, and Network Partners may not be covered by insurance policies, and losses not covered by insurance may be material. Even in the event that losses relating to fraudulent activity are covered by insurance, premiums and/or deductibles related to our insurance coverage may increase or the scope of our coverage may decrease, any of which could have an adverse impact on our financial results.
We are also vulnerable to criminal fraudulent activity through our third-party service providers. We rely upon third parties to provide certain services, such as some transaction processing services and data feeds, and such reliance subjects us to risks related to the vulnerabilities of those third parties. For example, we are exposed to risks relating to the theft of payment card numbers housed in a merchant's point of sale systems if our members use our payment cards at a merchant whose systems are compromised. We may reimburse our members for losses sustained when using our payment cards, even in instances where we are not directly responsible for the underlying cause of such loss.
In addition, because of a significant increase in outside fraudulent member account activity, we have suffered reputational damage that could reduce the use and acceptance of our products and services, or cause our Clients, members, and Network Partners to look for alternative providers. Further fraud incidents, or increases in the overall level of fraud involving either member accounts, our reimbursement administrative services, or our third-party service providers, could result in financial and reputational damage to us. If we fail to successfully protect against fraud in the future, our business and financial results may be adversely affected.
We rely on software licensed from third parties that may be difficult to replace or that could cause errors or failures of our technology platforms that could lead to lost customers or harm to our reputation.
We rely on certain cloud-based software licensed from third parties to run our business. This software may experience outages, may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in, among others, delays in producing our financial statements, risks to our security environment, or the provisioning of our products and services until equivalent technology is either developed by us, or, if available, identified, obtained, and integrated into our systems and processes, which would likely take a significant amount of time and harm our business. In addition, we have service level agreements with certain of our Clients and Network Partners for which the availability of this software is critical. Any decrease in the availability of our services as a result of errors, defects, a disruption or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in us incurring significant costs to implement such changes or upgrades and interruptions or delays in our services as a result of such changes or upgrades.
Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected.
Attracting and retaining new Clients and Network Partners requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, potential Clients and Network Partners are increasingly seeking a bundled solution, encompassing a wide range of features. We are currently investing in a modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement this modernization without disruption to our existing applications, features and services, or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing Clients and Network Partners. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings, products and services. These efforts may be more expensive than expected, take longer to develop and implement, and require additional personnel and resources.
The revenue opportunities earned from these efforts may fail to justify the effort or resources spent and may not have the anticipated returns on attracting and retaining new Clients and Network Partners. In addition, material performance problems, defects or errors in our existing or new software have occurred and may occur in the future. Similar challenges in the future may affect our reputation, the demand for our products and services, our financial condition and results of operations, and otherwise draw adverse regulatory scrutiny.
New products and services, including those incorporating or utilizing AI and machine learning, may raise technological, security, legal and other risks and challenges related to, among other items, the use of personal information in such AI systems, flaws in our models or training datasets that may result in biased or inaccurate results or other unanticipated outcomes, ethical considerations regarding AI, potential infringement of third-party intellectual property rights, and our ability to safely deploy and implement governance and controls for AI systems. Realization of these risks could negatively impact our reputation, the demand for our products and services, our financial condition and results of operations, and otherwise draw adverse regulatory scrutiny.

Disruptions of service at our facilities, our servers, our third-party data centers, or our cloud service providers have interrupted and delayed our customers’ access to our products and services and will be harmful if repeated.
The ability of our team members, members, Network Partners, and Clients to access our technology platforms is critical to our business. We may experience disruptions to certain data centers and servers upon which we rely to provide timely services to our clients. For example, an unplanned storage service outage in 2024 led to multiple critical services for our members being unavailable and degraded. We cannot ensure that the measures we have taken to enable access to our technology platforms, including changes in response to previous disruptions to important platforms, will be effective to prevent or minimize interruptions to our operations. Our technology platforms are hosted by third-party data centers, and we increasingly rely on third-party cloud service providers to support our technology platforms. Our facilities, our third-party data centers, and our cloud service providers are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation:
•extended power loss;
•telecommunications failures from multiple telecommunications providers;
•natural disaster or an act of terrorism;
•software and hardware errors, or failures in our own systems or in other systems;
•mistakes in updating, maintaining, and accessing databases, data centers, and servers;
•network environment disruptions such as computer viruses, hacking and similar problems in our own systems and in other systems;
•theft and vandalism of equipment; and
•actions or events caused by or related to third parties.
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate production and test systems, and change management and system security measures, but our precautions, even after previous incidents, may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations can be interrupted during transition processes when our primary and other data centers experienced failures. Disruptions at our data centers may cause disruptions to our technology platforms and lead to data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our members', Clients' and Network Partners' ability to access our technology platforms, impair the delivery of our products and services, and harm the perception of our platforms as reliable, trustworthy, and consistent. Any future errors, failure, interruptions or delays experienced in connection with these third-party technologies could delay access to our products by members, Clients and Network Partners, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our members, Clients and Network Partners to cease doing business with us, any of which could negatively impact our financial results.
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
Healthcare laws and regulations are rapidly evolving and may change significantly, which could adversely affect our financial condition and results of operations. These changes may accelerate under the new U.S. administration (and through reactions to the administration) in ways we cannot predict. In addition, proposals to implement a single payer or "Medicare for all" system in the U.S. or in individual states, if adopted, could have a material adverse effect on our business. The full impact of healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown. Accordingly, we are unable to predict what effect healthcare reform measures will have on our business.
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
We are subject to privacy regulations, including regarding the access, use, and disclosure of personally identifiable information, and the privacy breaches that we or our third-party service providers have experienced or may experience in the future could result in substantial financial and reputational harm, including possible criminal and civil penalties.
State and federal laws and regulations govern the collection, dissemination, access, and use of personally identifiable information, including HIPAA and the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which govern protected health information, and the Gramm-Leach-Bliley Act, which governs nonpublic personal information. In the provision of services, we and our third-party service providers collect, access, use, maintain, and transmit personally identifiable information in ways that are subject to these laws and regulations. Although we have implemented measures to comply with these privacy and data protection laws and regulations, we have experienced data privacy incidents, including an incident in 2024 in which a business partner's user account containing personally identifiable information was breached, though none have materially impacted our operations or financial condition. Any further unauthorized disclosure of personally identifiable information experienced by us or our third-party service providers that process such information on our behalf could result in substantial financial and reputational harm to us, including possible criminal and civil penalties. In situations where we are subject to HIPAA and HITECH, for which we are a business associate providing services to covered entities, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, as we have in connection with prior security incidents, we may be required to notify impacted individuals, plan sponsors, and regulatory authorities depending on the severity of the breach, our role, legal requirements, and contractual obligations.
Privacy and data protection regulation have become priority issues in many states, and as such the regulatory environment is continually changing. For example, many states provide a private right of action for data breaches. Additional privacy requirements are expected as new state and federal privacy laws are enacted.
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
Regulatory changes and changes in the enforcement environment under the new U.S. administration may have an adverse result on our business.
The new U.S. administration has already made, and expects to further make, many changes to the federal government and federal law and enforcement. These include changes to federal workforce headcount, a high volume of executive orders, and many new or modified regulations and guidance. Such changes create uncertainty around our business and our Clients. In addition, changes to the legal, regulatory or political environment may require management's attention, divert resources from other areas, and expose us to potential liability.
As a federal contractor, we are required to follow federal law, including executive orders, directed at federal contractors. We are unable to anticipate the scope of potential changes federal contractors will be required to comply with and cannot predict what impact any such changes may have on us or whether we will be able to implement adequate preventative measures to address any future requirements.
Additionally, we administer programs allowing eligible federal government employees access to our technology platforms and services. We generate revenue from this relationship, and in the event that the program or the number of federal employees who participate in the program change significantly, our financial results could be affected.
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
Failure to comply with, or changes in, payment card industry, credit card association or other network rules or standards set by Visa or changes in card association and debit network fees or products or interchange rates, could materially adversely affect us.
We, and the banks that issue our prepaid debit cards, are subject to Payment Card Industry Data Security Standards and Visa association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. Failure to comply with these rules and standards could result in significant fines, other penalties, or the termination of our interchange revenue agreements. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange fees, could have a material adverse effect on our results of operations, financial condition, business, and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business, and prospects.
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
Compliance with regulatory requirements requires resources and takes significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the HHS, the DOL, the SEC, the Wyoming Division of Banking, or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members, Clients or Network Partners, any of which, regardless of merit or ultimate outcome, could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation. In addition, all of our business is subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply with these or other regulatory and compliance obligations could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
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
Risks relating to our service and culture
Any failure to offer high-quality member, Client and Network Partner support services could adversely affect our relationships with our members, Clients, and Network Partners and our operating results.
Our members, Clients and Network Partners depend on our support and education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in demand for education and support services. Increased demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results.
Our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing members, Clients and Network Partners. Further, we use third-party service providers for certain call centers and COBRA claims and transaction processing, including certain offshore service providers for member chat service, which service providers may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard have hurt our reputation and ability to attract and retain customers, and any such interruptions or delays in the future would likely also do so.
We rely on our management team (including our new CEO) and team members and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our executive team, including our new CEO, and other key personnel. While we have entered into employment agreements with our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide equity-based awards that vest over time or based on performance. The value to team members of these awards will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel and other team members. For example, competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our team member turnover rate increases, our business, results of operations and financial condition could be materially and adversely affected.
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
A change in relationship with our bank identification number sponsor, or the failure by our sponsor to comply with certain banking regulations, could materially and adversely affect our business.
We rely on a single bank identification number ("BIN") sponsor in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover or American Express). Our BIN sponsor enables us to link the payment cards that we offer our members to the VISA network, thereby allowing our members to use our payment cards to pay for expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsor, including a significant decline in the financial condition of such BIN sponsor, a decline in the quality of service provided by our BIN sponsor, the inability of our BIN sponsor to comply with applicable banking and financial service regulatory requirements or industry standards, systems failure or the inability of our BIN sponsor to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering, which would materially impact our interchange revenue. In addition, we do not have long-term contracts with our BIN sponsor, and our BIN sponsor may increase the fees charged to us or terminate our relationship. If we were required to change BIN sponsor, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
Replacing our third-party service providers would be difficult and disruptive to our business.
We have entered into contracts with third-party service providers to provide critical services relating to our business, including the redesign of our technology platforms, fraud management and other customer verification services, transaction processing and settlement, telephony services, call centers and card production. In the past, certain of these service providers have failed to maintain adequate levels of support, did not provide high quality service to us and our members, increased the fees they charge us, discontinued their lines of business, terminated our contractual arrangements or ceased or reduce operations, and as a result, we suffered additional costs and were required to pursue new third-party relationships, which resulted in reputational harm, material disruption of our operations and our ability to provide our products and services, missed service-level agreements with Clients and Network Partners, and diverted management’s time and resources, and these events and consequences could happen with our current service providers moving forward. Transitioning to a new service provider often takes a significant amount of time and resources and, if we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, such as our payment card services, which could disrupt services to our customers and adversely affect our business, financial condition, reputation, and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.
Growth-related risks
Our acquisition strategy may not be successful.
As a key part of our strategy, we seek to acquire or invest in assets, businesses, products, or technologies that we believe would complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. There is no assurance that we will be successful in consummating such acquisitions, or even if consummated, realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
The continued rapid expansion and development of our business has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2025, we had approximately 9.9 million HSAs and $32.1 billion in HSA Assets representing growth of 14% and 27%, respectively, from January 31, 2024. Our growth strategy contemplates further increasing the number of our HSAs, CDBs and our HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs, CDBs and HSA Assets in the past may not be indicative of the rate at which we will be able to grow in the future.
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
Our consolidated balance sheet includes significant intangible assets, including approximately $1.65 billion in goodwill and $1.20 billion in intangible assets, together representing approximately 83% of our total assets as of January 31, 2025. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. This is particularly relevant to us given our recent acquisition history and the amount of goodwill and intangible assets on our balance sheet associated with those acquisitions. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Financing and related risks
Our substantial debt could limit our ability to fund operations, expose us to interest rate volatility, limit our ability to raise additional capital and have a material adverse effect on our ability to fulfill our obligations under our Credit Agreement and Indenture and to our Network Partners, Clients and members.
We are party to a credit agreement (the "Credit Agreement"), which consists of a five-year senior secured revolving credit facility in the aggregate principal amount of $1 billion (the “Revolving Credit Facility”), of which $461.9 million was outstanding as of January 31, 2025. We have also issued $600 million of 4.50% unsecured Senior Notes due 2029 (the "Notes"). Under the Credit Agreement, we have the right to request additional loans or commitments for in an amount up to $450 million, plus (ii) an additional amount so long as the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 3.85 to 1.00 as of the date such loans or commitments are incurred. We also have the right to incur additional debt from time to time, subject to the restrictions contained in the Credit Agreement and the indenture under which the Notes were issued (the "Indenture"). The substantial debt we have outstanding, combined with our other financial obligations and contractual commitments, has important consequences, including the following:
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
•our interest expense has increased substantially, and could continue to increase if interest rates increase beyond current levels, because any outstanding borrowings under the Revolving Credit Facility are based on variable interest rates;
•the interest rate on our Revolving Credit Facility will depend on the level of its specified financial ratios, and therefore could increase if such specified financial ratios increase;

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
The terms of the Revolving Credit Facility in the Credit Agreement also require us to achieve and maintain compliance with specified financial ratios and contain the following restrictions:
•limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and
•adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these restrictive covenants or our inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders under our Revolving Credit Facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the Indenture. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Additionally, our Credit Agreement contains a cross-default provision, which generally causes a default or event of default under the Credit Agreement upon a qualifying default or event of default under any other debt instrument (including under the Indenture) and the Indenture contains a cross-acceleration provision. If we are unable to repay outstanding borrowings when due, the lenders under our Revolving Credit Facility will also have the right to proceed against the collateral granted to them to secure the debt. If lenders under the Revolving Credit Facility accelerate the debt thereunder, then the obligations under the Notes would be accelerated. We cannot provide assurance that, if the indebtedness under our Revolving Credit Facility or the Notes were to be accelerated, our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such acceleration could have a material adverse effect on our business and our prospects.

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
Item 1B. Unresolved staff comments
None.
Item 1C. Cybersecurity
Overview
Cybersecurity risk is the risk of compromising the confidentiality, integrity, or availability of our technology platforms, data, and other systems, which could have an adverse impact on us, our members, Clients, and Network Partners, and our relationships with them. As further described below, we take various steps designed to help ensure that our platforms, data, and other systems remain available, resilient, and secure in the face of risks presented both by inadvertent actions (e.g., software that fails to operate properly) and by malicious activities (e.g., threat actors deliberately seeking to steal data or otherwise cause disruption). In particular, our industry continues to be a target for increasingly sophisticated cyber threats, including those driven by the rapid advancement of AI, adoption of public cloud environments, and reliance on third parties. We take a security-by-design and risk-based approach to our cybersecurity program, which emphasizes continual improvement to safeguard non-public information and enable our business operations.
Our cybersecurity program is structured to identify, assess, and mitigate risks through continuous monitoring, proactive threat intelligence, and a multi-layered defense strategy. We implement security controls, tools, and incident response procedures to prevent, detect, escalate, investigate, resolve, and recover from identified and reasonably anticipated vulnerabilities, including cybersecurity incidents. We emphasize fraud prevention, data protection, and securing our core platforms, while also prioritizing zero trust architecture, third-party risk management, immutable backups, training our staff and others who may have access to our data and systems, and improvement of our security personnel.
In the event of a security risk or breach, we are prepared with response protocols aligned with National Institute of Standards & Technology ("NIST") guidelines. Our Security Incident Response Plan defines roles and responsibilities, incident severity levels, key contacts, post-incident steps, and testing guidelines. Our procedures cover response steps for phishing attacks, ransomware, data breaches, and major vulnerabilities. In addition, we have an organic threat model to evaluate our security controls against attacker tactics, techniques, and procedures.

This adaptive approach strengthens our ability to anticipate and counter emerging threats. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about cybersecurity risk.
Risk management and strategy
We have implemented the Three Lines of Defense Model as the foundation of our risk management approach. Our information security team serves as a First Line, working with our Enterprise Risk Management & Compliance functions as a Second Line, and our Internal Audit function as the Third Line.
Cybersecurity is integrated into our operations, including through team member engagement, technology infrastructure, data fabric, and product development. Due to the sensitive nature of our customers’ data that we hold, we have a heightened focus on data security and protection. We maintain administrative, technical, and physical safeguards designed to protect confidential data. Our security team seeks to identify security risks by working with state and federal law enforcement, security information-sharing organizations, and 24/7 system surveillance through internal and external detection and response teams. Additionally, to help ensure our approach to customer privacy and security is effective and in line with industry standards, we publish Service and SOC 2 attestation reports on our risk management standards established by the Statement on Standards for Attestation Engagements 18.
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
As part of our Third Party Risk Management program, we perform initial risk assessments prior to engaging third-party service providers and ongoing risk assessments annually thereafter, which follow an established process designed to identify, assess, and periodically review our exposure to risk through our partners.
During the fiscal year ended January 31, 2025, no known cybersecurity threats materially affected, or we believe are reasonably likely to materially affect, our business, our business strategy, financial reporting, or results of operations.
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
The Chief Security Officer ("CSO") and his delegates meet with the Cybersecurity and Technology Committee at least quarterly to, among other items, review any cybersecurity incidents, review key risks and metrics on the Company’s cybersecurity program and related risk management programs, and discuss the Company’s cybersecurity programs and goals. The Cybersecurity and Technology Committee also participates in cybersecurity tabletop exercises with management and receives training on cybersecurity trends and developments. The Cybersecurity and Technology Committee updates the full board of directors at each quarterly board meeting, or more frequently if needed.
Our enterprise cybersecurity program is led by the CSO, who brings more than two decades of cybersecurity leadership experience and oversees both information technology and information security functions. In order to assess and manage our material risks from cybersecurity threats, our CSO works with cross-functional teams, which are staffed with subject matter experts and leaders from each of the following areas:
•Threat & Vulnerability Management: We follow a defense-in-depth security model with a Joint Security Operations Center, Attack Surface Management, and Data Protection team working with security architects and engineers deploying controls designed to prevent or limit the success of an attack.
•Governance, Risk, and Compliance: Our Security Governance, Risk, and Compliance team helps drive trust, compliance, and data protection by managing risks, including supply chain risks, to strengthen customer confidence, support innovation, and protect our reputation.
•Fraud Prevention: Our Fraud Strategy and Prevention team seeks to employ industry best practices of fraud prevention, identity and access management ("IAM"), and cybersecurity monitoring to protect the transactions of our members and Clients. We continue to invest in people, processes, and technology solutions to enhance our fraud prevention program.
•Security Engineering & Architecture: Our Security Engineering & Architecture team designs and implements resilient security solutions, embedding security into cloud and on-premise environments while automating controls and integrating security into development lifecycles.
•Identity & Access Management: Our IAM team enforces zero trust principles, least privilege access, and adaptive authentication, managing multi-factor authentication, privileged access management, and just-in-time access to protect critical systems while ensuring seamless and compliant user access.
Item 2. Properties
We do not currently own any of our facilities. Our principal executive offices are located in Draper, Utah. Since a majority of our workforce is now permanently working remotely, we no longer use portions of our office space and we have subleased, or are seeking opportunities to sublease, these offices.
Item 3. Legal proceedings
For information regarding legal proceedings in which we are involved, refer to Note 6—Commitments and contingencies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine safety disclosures
Not applicable.

Part II.
Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common stock is listed on the NASDAQ Global Select Market under the symbol "HQY."
Holders
As of March 11, 2025, there were 22 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend policy
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.
Issuer Purchases of Equity Securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended January 31, 2025 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1 - 30	221	$97.44	221	$218,502
December 1 - 31	217	$96.96	217	$197,503
January 1 - 31	192	$102.54	192	$177,780
Total	630		630
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. For additional information related to our stock repurchase program, see Note 10—Stockholders' equity to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K .
(2)Average price paid per share includes costs associated with the repurchases.

Performance graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite") and the Russell 2000 Index (the "Russell 2000") from January 31, 2020 through January 31, 2025. The chart assumes $100 was invested on January 31, 2020 in the common stock of HealthEquity, Inc., the NASDAQ Composite, and the Russell 2000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph

$225
$200
$175
$150
$125
$100
$75
$50
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
Period Ending
HQY
NASDAQ Composite
Russell 2000

Unregistered sales of equity securities
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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of January 31, 2025, we administered 9.9 million HSAs, with balances totaling $32.1 billion, which we call HSA Assets, as well as 7.1 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.0 million as of January 31, 2025.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, benefits brokers and consultants, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2025, our platforms were integrated with more than 200 Network Partners.
We have increased our share of the growing HSA market from 4% in December 2010 to 21% as of June 2024, measured by HSA Assets. According to the 2024 Midyear Devenir HSA Research Report, as of June 2024, we were the largest HSA provider by both accounts and HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
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

BenefitWallet HSA portfolio acquisition. In fiscal 2025, we acquired the BenefitWallet HSA portfolio, comprised of approximately 616,000 HSAs plus other accounts and $2.7 billion of HSA Assets, from Conduent for a purchase price of $425.0 million. We paid the purchase price using $225.0 million of borrowings under our revolving credit facility, with the remainder paid using cash on hand.
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
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average family premium for employer-sponsored health insurance has risen by 24% since 2019 and 52% since 2014, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
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

Interest rates
As a non-bank custodian, our members’ custodial HSA cash assets are held by either our federally insured Depository Partners (our "Basic Rates" offering), pursuant to contractual arrangements we have with these Depository Partners, or by our insurance company partners through group annuity contracts or other similar arrangements (our "Enhanced Rates" offering). For the reasons described below, we have encouraged our members to place more of their HSA cash in our Enhanced Rates offering. As our Basic Rates contracts expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
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
Our proprietary technology
We believe that innovations incorporated in our technology differentiate us from our competitors and help drive our growth by enabling us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits. Our full suite of CDB offerings complements our HSA solution and enhances our leadership position within the HSA sector. We are currently investing in a modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services. For example, we are making investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement. In addition, we are investing in technology solutions to meet the evolving needs of our members, Clients and Network Partners. Our current innovation efforts include, among others, increasing member and client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing both traditional robotic process automation, and increasingly through AI tools including the Expedited Claims tool, leveraging chip-enabled stacked cards, and mobile wallet.
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
Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including well-known retail investment companies, such as Fidelity Investments, and healthcare service companies such as UnitedHealth Group's Optum and Webster Bank) are in a position to devote more resources to the development, sale, and support of their products and services than we have at our disposal. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners and ecosystem partners may also choose to offer competitive services directly, as some health plans have done. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Regulatory environment
Federal law and regulations, including the Affordable Care Act, the Internal Revenue Code, the Employee Retirement Income Security Act and Department of Labor regulations, and public health regulations that govern the provision of health insurance and provide the tax advantages associated with our services, play a pivotal role in determining our market opportunity. Privacy and data security-related laws such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, laws governing the provision of investment advice to consumers, such as the Investment Advisers Act of 1940, or the Advisers Act, the USA PATRIOT Act, anti-money laundering laws, and the Federal Deposit Insurance Act, all play a similar role in determining our competitive landscape. In addition, state-level regulations also have significant implications for our business in some cases. For example, our subsidiary HealthEquity Trust Company is regulated by the Wyoming Division of Banking, and several states are considering, or have already passed, new privacy regulations that can affect our business. Various states also have laws and regulations that impose additional restrictions on our collection, storage, and use of personally identifiable information. Privacy regulation in particular has become a priority issue in many states, including, for example, the California Privacy Rights Act. Our ability to predict and react quickly to relevant legal and regulatory trends and to correctly interpret their market and competitive implications is important to our success.
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
For a discussion related to key financial and operating metrics for fiscal year 2024 compared to fiscal year 2023, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal year 2024 Form 10-K, filed with the SEC on March 22, 2024.
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	January 31, 2025	January 31, 2024	% Change
HSAs	9,889	8,692	14%
New HSAs from sales - Quarter-to-date	471	497	(5)%
New HSAs from sales - Year-to-date	1,040	949	10%
New HSAs from acquisitions - Year-to-date	616	—	*
HSAs with investments	753	610	23%
CDBs	7,144	7,006	2%
Total Accounts	17,033	15,698	9%
Average Total Accounts - Quarter-to-date	16,677	15,318	9%
Average Total Accounts - Year-to-date	16,302	15,105	8%
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 1.2 million, or 14%, from January 31, 2024 to January 31, 2025, driven by new HSAs from sales and new HSAs added through the BenefitWallet HSA portfolio acquisition. The number of our CDBs increased by 0.1 million, or 2%, from January 31, 2024 to January 31, 2025, primarily driven by an increase in HRA accounts.

HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	January 31, 2025	January 31, 2024	% Change
HSA cash	$17,435	$15,006	16%
HSA investments	14,676	10,208	44%
Total HSA Assets	32,111	25,214	27%
Average daily HSA cash - Quarter-to-date	16,634	14,210	17%
Average daily HSA cash - Year-to-date	$16,206	$14,071	15%
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
HSA cash increased by $2.4 billion, or 16%, from January 31, 2024 to January 31, 2025, due to HSA cash added through the BenefitWallet HSA portfolio acquisition and net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $4.5 billion, or 44%, from January 31, 2024 to January 31, 2025, due to the increased market value of invested balances, transfers from HSA cash, and HSA investments added through the BenefitWallet HSA portfolio acquisition.
Total HSA Assets increased by $6.9 billion, or 27%, from January 31, 2024 to January 31, 2025, primarily due to the increased market value of invested balances, HSA Assets added through the BenefitWallet HSA portfolio acquisition, and net HSA contributions from new and existing HSA members.
The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of January 31, 2025:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
2026	$2.3	2.5%
2027	4.1	1.9%
2028	2.1	4.0%
2029	1.5	3.6%
Thereafter	6.6	4.4%
Total (1)	$16.6	3.4%
(1)Excludes $0.8 billion of HSA cash held in floating-rate contracts as of January 31, 2025.
Client-held funds

(in millions, except percentages)	January 31, 2025	January 31, 2024	% Change
Client-held funds	$896	$842	6%
Average daily Client-held funds - Quarter-to-date	798	791	1%
Average daily Client-held funds - Year-to-date	817	845	(3)%
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2025	2024
Net income	$96,703	$55,712
Interest income	(13,914)	(12,138)
Interest expense	60,634	55,455
Income tax provision	19,331	19,328
Depreciation and amortization	50,573	60,315
Amortization of acquired intangible assets	111,878	92,763
Stock-based compensation expense	96,425	77,151
Merger integration expenses	40,535	10,435
Amortization of incremental costs to obtain a contract	6,745	5,435
Costs associated with unused office space	3,244	4,179
Other	(403)	538
Adjusted EBITDA	$471,751	$369,173
The following table sets forth our net income as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Net income	$96,703	$55,712	$40,991	74%
As a percentage of revenue	8%	6%
The $41.0 million, or 74%, increase in net income from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in total revenue, partially offset by an increase in operating expenses, including the settlement of a lawsuit related to a lease termination (the "Lease Settlement"), as described in Note 6—Commitments and contingencies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and an increase in cost of revenue, including increased costs incurred to reimburse and protect members from outside fraud activity. For additional information, refer to the section entitled "Results of operations."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Adjusted EBITDA	$471,751	$369,173	$102,578	28%
As a percentage of revenue	39%	37%
The $102.6 million, or 28%, increase in Adjusted EBITDA from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in total revenue, partially offset by increases in personnel-related costs, professional fees, and costs incurred to reimburse and protect members from outside fraud activity.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Year ended January 31,
(in thousands, except per share data)	2025	2024
Net income	$96,703	$55,712
Income tax provision	19,331	19,328
Income before income taxes - GAAP	116,034	75,040
Non-GAAP adjustments:
Amortization of acquired intangible assets	111,878	92,763
Stock-based compensation expense	96,425	77,151
Merger integration expenses	40,535	10,435
Costs associated with unused office space	3,244	4,179
Loss on extinguishment of debt	1,576	1,157
Total adjustments to income before income taxes - GAAP	253,658	185,685
Income before income taxes - Non-GAAP	369,692	260,725
Income tax provision - Non-GAAP (1)	92,423	65,180
Non-GAAP net income	277,269	195,545

Diluted weighted-average shares	88,828	86,957
GAAP net income per diluted share	$1.09	$0.64
Non-GAAP net income per diluted share	$3.12	$2.25
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
The $81.7 million, or 42%, increase in non-GAAP net income from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in total revenue, partially offset by increases in personnel-related costs, professional fees, and costs incurred to reimburse and protect members from outside fraud activity.
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
Cost of revenue
Service costs.    Service costs are comprised of costs related to servicing accounts, managing Client and Network Partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), costs to reimburse members from outside fraud activity, new member and participant supplies, and other operating costs related to servicing our members.
Custodial costs.    Custodial costs are comprised of interest retained by our HSA members on HSA cash and fees we pay to banking consultants whom we use to help secure agreements with our Depository Partners. Interest retained by HSA members is calculated on a tiered basis. The interest rates retained by HSA members can change based on a formula or upon required notice.
Interchange costs.    Interchange costs are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on FSA/HRA-linked payment card transactions, payment card costs are higher for FSA and HRA transactions than for HSA transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2025, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our consolidated balance sheet.
We evaluate our tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.
Results of operations
For a discussion related to results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 22, 2024.
Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2025	2024	$ change	% change
Service revenue	$478,317	$455,690	$22,627	5%
Custodial revenue	545,414	386,594	158,820	41%
Interchange revenue	176,043	157,303	18,740	12%
Total revenue	$1,199,774	$999,587	$200,187	20%
Service revenue. The $22.6 million, or 5%, increase in service revenue from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to the increases in the number of HSAs and the amount of HSA investments, partially offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $158.8 million, or 41%, increase in custodial revenue from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in average annualized yield on HSA cash from 2.49% for the fiscal year ended January 31, 2024 to 3.11% for the fiscal year ended January 31, 2025 (due to both higher market interest rates and an increase in participation in our Enhanced Rates offering from 32% of HSA cash as of January 31, 2024 to 49% as of January 31, 2025), the $2.1 billion, or 15%, increase in the average daily balance of HSA cash, as described above, and an increase in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
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
Interchange revenue. The $18.7 million, or 12%, increase in interchange revenue from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
We expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased by $200.2 million, or 20%, from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025, due to the increases in custodial, service, and interchange revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2025	2024	$ change	% change
Service costs	$351,588	$317,357	$34,231	11%
Custodial costs	39,675	32,502	7,173	22%
Interchange costs	31,252	27,091	4,161	15%
Total cost of revenue	$422,515	$376,950	$45,565	12%
Service costs. The $34.2 million, or 11%, increase in service costs from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to a $19.1 million increase in costs incurred to reimburse members impacted by outside fraud activity and increases in costs to support the increase in Total Accounts and member interactions, partially offset by efficiencies resulting from our technology investments.
For the fiscal year ending January 31, 2026, we expect service costs to decrease as a result of our technology investments in security and further operational efficiencies, partially offset by costs resulting from an increase in Total Accounts.
Custodial costs. The $7.2 million, or 22%, increase in custodial costs from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to the $2.1 billion, or 15% increase in the average daily balance of HSA cash, as described above, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash, from 0.22% during the fiscal year ended January 31, 2024 to 0.23% during the fiscal year ended January 31, 2025.
On an annual basis, we expect custodial costs to increase due to an increase in the year-over-year average daily balance of HSA cash, an increase in fees charged by our Depository Partners, and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $4.2 million, or 15%, increase in interchange costs from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in Total Accounts and certain costs associated with our transition to a single card processor during the fiscal year ended January 31, 2025, partially offset by efficiencies resulting from the transition.
Total cost of revenue. For the fiscal year ending January 31, 2026, we expect that our cost of revenue will decrease in dollar amount, primarily due to a decrease in service costs. We expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue and a decrease in service costs, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue as a percentage of total revenue decreased to 35% for the fiscal year ended January 31, 2025 compared to 38% for the fiscal year ended January 31, 2024, due to total revenue increasing at a significantly higher rate (20%) than total cost of revenue (12%). Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2025	2024	$ change	% change
Sales and marketing	$90,739	$79,273	$11,466	14%
Technology and development	239,513	218,811	20,702	9%
General and administrative	132,260	103,656	28,604	28%
Amortization of acquired intangible assets	111,878	92,763	19,115	21%
Merger integration	40,535	10,435	30,100	288%
Total operating expenses	$614,925	$504,938	$109,987	22%
Sales and marketing. The $11.5 million, or 14%, increase in sales and marketing expenses from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to an increase in personnel-related expenses.
We expect our sales and marketing expenses to increase as we continue to focus on our cross-selling and member engagement programs. On an annual basis, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $20.7 million, or 9%, increase in technology and development expenses from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to increases in personnel-related expenses and software costs.
We expect our technology and development expenses to increase as we continue to invest in the development and security of our proprietary technology, including our ongoing modernization project described earlier. On an annual basis, we expect our technology and development expenses to remain relatively steady as a percentage of our total revenue. However, our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $28.6 million, or 28%, increase in general and administrative expenses from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to accelerated stock-based compensation expense recognized with respect to certain performance restricted stock units granted during the current fiscal year, as described in Note 9—Stock-based compensation to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and increases in professional services expense.
For the fiscal year ending January 31, 2026, we expect our general and administrative expenses to decrease, primarily due to a decrease in stock-based compensation expense, partially offset by additional demands on our legal, compliance, and finance functions as we continue to grow our business. We expect our general and administrative expenses to decrease as a percentage of our total revenue. However, our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $19.1 million, or 21%, increase in amortization of acquired intangible assets from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
On an annual basis, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. The $30.1 million, or 288%, increase in merger integration expense from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to the Lease Settlement, as described in Note 6—Commitments and contingencies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Other merger integration expenses during the fiscal year ended January 31, 2025 consisted of professional fees, including expenses incurred in conjunction with the migration of accounts, technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks, Inc. ("WageWorks").

On an annual basis, we expect merger integration expense to decrease as we complete the remaining merger integration activities.
Interest expense
The $5.2 million, or 9%, increase in interest expense from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2025 was primarily due to a higher average principal balance and a $0.4 million increase in losses on extinguishment of debt. The increase was partially offset by a lower average interest rate on borrowings with variable interest rate terms.
On August 23, 2024, we entered into the Credit Agreement pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion, a portion of which was used to repay all outstanding obligations under our prior credit agreement (the "Prior Credit Agreement").
As of January 31, 2025, borrowings under our Revolving Credit Facility were $461.9 million and had a stated interest rate of 5.91%. As of January 31, 2024, borrowings under our Prior Credit Agreement were $286.9 million and had a stated interest rate of 6.69%. The increase in principal was due to $225.0 million of borrowings to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price, partially offset by prepayments of $50.0 million during the fiscal year ended January 31, 2025.
The interest rate on our Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $1.5 million increase in other income, net, was due to an increase in interest income on corporate cash, partially offset by a decrease in other miscellaneous income, net.
Income tax provision
We recorded an income tax provision of $19.3 million in each of the fiscal years ended January 31, 2025 and 2024. Relative to the year ended January 31, 2024, we had an increase in pre-tax book income, an increase in nondeductible executive compensation, and increased expense from deferred tax rate adjustments due to state apportionment changes, which were offset by an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and a decrease in expense from unrecognized tax benefits.
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
Liquidity and capital resources
For a discussion related to liquidity and capital resources for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 22, 2024.
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
As of January 31, 2025 and January 31, 2024, cash and cash equivalents were $295.9 million and $404.0 million, respectively.

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
On August 23, 2024, we entered into the Credit Agreement, which includes a five-year senior secured Revolving Credit Facility in an aggregate principal amount of up to $1.0 billion, a portion of which was used to refinance our Prior Credit Agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 7—Indebtedness to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of January 31, 2025, the outstanding balance under the Revolving Credit Facility was $461.9 million. We were in compliance with all covenants under the Credit Agreement as of January 31, 2025, and for the period then ended.
Use of cash
During the fiscal year ended January 31, 2025, we used $452.2 million of cash, which includes $225.0 million borrowed under our prior revolving credit facility, to pay for the BenefitWallet HSA portfolio acquisition.
In August 2024, in connection with our entry into the Credit Agreement, we repaid all outstanding obligations in the amount of $511.9 million under the Prior Credit Agreement and terminated all commitments thereunder. During the fiscal year ended January 31, 2025, we prepaid $50.0 million under the Credit Agreement.
During the fiscal year ended January 31, 2025, we used $121.5 million of cash for common stock repurchases. See Note 10—Stockholders' equity to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our stock repurchase program.
Capital expenditures for the fiscal years ended January 31, 2025 and 2024 were $53.2 million and $42.8 million, respectively. We expect to continue our current level of capital expenditures during the fiscal year ending January 31, 2026 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$339,856	$242,826
Net cash used in investing activities	(505,454)	(46,074)
Net cash provided by (used in) financing activities	57,567	(47,039)
Increase (decrease) in cash and cash equivalents	(108,031)	149,713
Beginning cash and cash equivalents	403,979	254,266
Ending cash and cash equivalents	$295,948	$403,979
Cash flows from operating activities. Net cash provided by operating activities increased by $97.0 million, primarily due to increased cash receipts with respect to our custodial, service, and interchange revenues and a decrease in income tax payments, partially offset by an increase in cash payments with respect to operating expenses, cost of revenue, and interest on our long-term debt.

Cash flows from investing activities. Net cash used in investing activities increased by $459.4 million, primarily due to a $449.0 million increase in cash used to acquire HSA portfolios and a $10.0 million increase in cash used for purchases of software and capitalized software development costs.
Cash flows from financing activities. Net cash provided by financing activities was $57.6 million during the fiscal year ended January 31, 2025, compared to $47.0 million of net cash used in financing activities during the fiscal year ended January 31, 2024. The change was due to a $736.9 million increase in proceeds from long-term debt and a $3.0 million increase in proceeds from the exercise of common stock options, partially offset by a $511.2 million increase in cash used for principal payments and debt issuance costs associated with our long-term debt, a $121.5 million increase in cash used for repurchases of common stock, and a $2.5 million increase in net cash used in the settlement of client-held funds obligations.
Contractual obligations
See Note 6—Commitments and contingencies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information about our contractual obligations.
Off-balance sheet arrangements
As of January 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Valuation of goodwill and other long-lived assets
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements.
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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the fiscal years ended January 31, 2025, 2024, and 2023, no customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of January 31, 2025 and 2024 were $295.9 million and $404.0 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of January 31, 2025 and 2024 was $118.0 million and $104.9 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2025 and 2024, we held in custody HSA Assets of $32.1 billion and $25.2 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates.
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

Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2025 and 2024, we held Client-held funds of $896 million and $842 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2025 and 2024, we had unrestricted cash and cash equivalents of $295.9 million and $404.0 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of January 31, 2025 and 2024, we had $461.9 million and $286.9 million, respectively, outstanding under our Revolving Credit Facility and our Prior Credit Facilities, respectively. The stated interest rate on our Revolving Credit Facility is variable and was 5.91% as of January 31, 2025. Our overall interest rate sensitivity under the Revolving Credit Facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our Revolving Credit Facility as of January 31, 2025 would result in approximately $4.7 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the "Company") as of January 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Service Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company's primary sources of revenue are service, custodial, and interchange revenue. The Company’s service revenue was $478.3 million for the year ended January 31, 2025. To generate service revenue, the Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA assets through the Company's investment partner from which the Company earns recordkeeping fees, calculated as a percentage of the member's HSA investments. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 18, 2025
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2025	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$295,948	$403,979
Accounts receivable, net of allowance for doubtful accounts of $2,070 and $3,947 as of January 31, 2025 and 2024, respectively	118,006	104,893
Other current assets	63,795	48,564
Total current assets	477,749	557,436
Property and equipment, net	3,239	6,013
Operating lease right-of-use assets	43,185	48,380
Intangible assets, net	1,204,658	835,948
Goodwill	1,648,145	1,648,145
Other assets	71,574	67,868
Total assets	$3,448,550	$3,163,790
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,361	$12,041
Accrued compensation	69,330	49,608
Accrued liabilities	62,631	46,038
Operating lease liabilities	10,001	9,404
Total current liabilities	156,323	117,091
Long-term liabilities
Long-term debt, net of issuance costs	1,056,301	874,972
Operating lease liabilities, non-current	42,219	48,766
Other long-term liabilities	22,962	19,270
Deferred tax liability	55,834	68,670
Total long-term liabilities	1,177,316	1,011,678
Total liabilities	1,333,639	1,128,769
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 86,536 and 86,127 shares issued and outstanding as of January 31, 2025 and 2024, respectively	9	9
Additional paid-in capital	1,905,628	1,829,384
Accumulated earnings	209,274	205,628
Total stockholders’ equity	2,114,911	2,035,021
Total liabilities and stockholders’ equity	$3,448,550	$3,163,790
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income (loss)

	Year ended January 31,
(in thousands, except per share data)	2025	2024	2023
Revenue
Service revenue	$478,317	$455,690	$452,026
Custodial revenue	545,414	386,594	261,282
Interchange revenue	176,043	157,303	148,440
Total revenue	1,199,774	999,587	861,748
Cost of revenue
Service costs	351,588	317,357	318,516
Custodial costs	39,675	32,502	26,101
Interchange costs	31,252	27,091	25,196
Total cost of revenue	422,515	376,950	369,813
Gross profit	777,259	622,637	491,935
Operating expenses
Sales and marketing	90,739	79,273	68,849
Technology and development	239,513	218,811	193,375
General and administrative	132,260	103,656	97,472
Amortization of acquired intangible assets	111,878	92,763	94,586
Merger integration	40,535	10,435	28,596
Total operating expenses	614,925	504,938	482,878
Income from operations	162,334	117,699	9,057
Other expense
Interest expense	(60,634)	(55,455)	(48,424)
Other income, net	14,334	12,796	1,271
Total other expense	(46,300)	(42,659)	(47,153)
Income (loss) before income taxes	116,034	75,040	(38,096)
Income tax provision (benefit)	19,331	19,328	(11,953)
Net income (loss) and comprehensive income (loss)	$96,703	$55,712	$(26,143)
Net income (loss) per share:
Basic	$1.11	$0.65	$(0.31)
Diluted	$1.09	$0.64	$(0.31)
Weighted-average number of shares used in computing net income (loss) per share:
Basic	86,870	85,564	84,442
Diluted	88,828	86,957	84,442
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

	Common stock		Additional paid-in capital	Accumulated earnings	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2022	83,780	$8	$1,676,508	$176,059	$1,852,575
Issuance of common stock	978	—	6,594	—	6,594
Stock-based compensation	—	—	62,614	—	62,614
Net loss	—	—	—	(26,143)	(26,143)
Balance as of January 31, 2023	84,758	$8	$1,745,716	$149,916	$1,895,640
Issuance of common stock	1,369	1	6,517	—	6,518
Stock-based compensation	—	—	77,151	—	77,151
Net income	—	—	—	55,712	55,712
Balance as of January 31, 2024	86,127	$9	$1,829,384	$205,628	$2,035,021
Issuance of common stock	1,770	—	9,009	—	9,009
Stock-based compensation	—	—	96,425	—	96,425
Repurchases of common stock	(1,361)	—	(29,190)	(93,057)	(122,247)
Net income	—	—	—	96,703	96,703
Balance as of January 31, 2025	86,536	$9	$1,905,628	$209,274	$2,114,911
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$96,703	$55,712	$(26,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162,451	153,078	161,201
Stock-based compensation	96,425	77,151	62,614
Amortization of debt issuance costs	2,067	2,852	3,261
Loss on extinguishment of debt	1,576	1,157	—
Other non-cash items	—	—	268
Deferred taxes	(12,836)	(13,995)	(17,181)
Changes in operating assets and liabilities:
Accounts receivable	(13,113)	(8,058)	(9,570)
Other assets	(11,790)	(32,790)	4,620
Operating lease right-of-use assets	6,664	10,190	8,244
Accrued compensation	17,758	2,951	(1,282)
Accounts payable, accrued liabilities, and other current liabilities	8,888	(204)	(26,673)
Operating lease liabilities, non-current	(7,779)	(11,780)	(7,232)
Other long-term liabilities	(7,158)	6,562	(1,477)
Net cash provided by operating activities	339,856	242,826	150,650
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(51,129)	(41,123)	(45,173)
Acquisitions of HSA portfolios	(452,241)	(3,257)	(70,583)
Purchases of property and equipment	(2,084)	(1,694)	(3,371)
Net cash used in investing activities	(505,454)	(46,074)	(119,127)
Cash flows from financing activities:
Principal payments on long-term debt	(561,875)	(54,375)	(8,750)
Proceeds from long-term debt	736,875	—	—
Payment of debt issuance costs	(3,748)	—	—
Repurchases of common stock	(121,493)	—	—
Settlement of client-held funds obligation, net	(1,620)	865	(603)
Proceeds from exercise of common stock options	9,428	6,471	6,682
Net cash provided by (used in) financing activities	57,567	(47,039)	(2,671)
Increase (decrease) in cash and cash equivalents	(108,031)	149,713	28,852
Beginning cash and cash equivalents	403,979	254,266	225,414
Ending cash and cash equivalents	$295,948	$403,979	$254,266
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2025	2024	2023
Supplemental cash flow data:
Interest expense paid in cash	$58,587	$49,560	$43,570
Income tax payments, net	26,069	35,352	1,526
Supplemental disclosures of non-cash investing and financing activities:
Non-cash purchase consideration related to acquisitions of HSA portfolios	20,325	—	—
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	5,971	3,145	3,595
Repurchases of common stock included in accrued liabilities	754	—	—
Purchases of property and equipment included in accounts payable or accrued liabilities	45	263	69
Increase in goodwill due to measurement period adjustments, net	—	—	2,309
Exercise of common stock options receivable	10	429	382
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
Segments
The Company is managed as a single operating segment that provides administration services in connection with HSAs and other CDBs, which reflects the way in which its chief operating decision maker (“CODM”), the Chief Executive Officer, reviews the Company's financial performance and makes decisions about resource allocation. The CODM assesses the performance of the Company, monitors actual financial results against budgets, and makes resource allocation decisions with a focus on the Company’s consolidated results as presented in the consolidated statements of operations and comprehensive income (loss). The Company’s measure of profitability is net income (loss). Single segment-level financial information, including total assets, significant non-cash transactions, and capital expenditures, is contained in the accompanying consolidated financial statements and related notes.
The Company does not generate material international revenues. All long-lived assets are maintained in the United States of America.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents were held in institutions in the U.S. and include deposits in a money market account that was unrestricted as to withdrawal or use.
Client-held funds
Many of the Company's client services agreements with employers (referred to as "Clients") provide that Clients remit funds to the Company to pre-fund Client and employee participant contributions related to flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs,” respectively) and commuter accounts. These Client-held funds remitted to the Company do not represent cash assets of the Company to the extent that they are not combined with corporate cash and accordingly are not included in cash and cash equivalents on the Company's consolidated balance sheets.
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
Self-insurance
The Company is self-insured for medical insurance up to certain annual stop-loss limits. The Company establishes a liability as of the balance sheet date for claims, both reported and incurred but not reported, using currently available information as well as historical claims experience.
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
Significant judgments. The Company makes no significant judgments in determining the amount or timing of revenue recognition. The Company has estimated the average economic life of an HSA or CDB customer relationship, which has been determined to be the amortization period for capitalized sales commissions and other contract costs.
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
Stock-based compensation
The Company grants restricted stock units ("RSUs") to certain team members, executive officers, and directors. Historically, the Company also granted stock options and restricted stock awards ("RSAs"). The Company recognizes compensation expense for stock-based awards based on the grant date estimated fair value. Expense for stock-based awards is generally recognized on a straight-line basis over the requisite service period and is reversed as pre-vesting forfeitures occur. The fair value of RSUs is based on the current value of the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
For stock-based awards with performance conditions, the Company evaluates the probability of achieving the performance criteria and of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and recorded over the requisite service period. For awards with performance conditions, compensation expense is recognized using the graded-vesting attribution method in accordance with the provisions of ASC 718, Compensation—Stock Compensation ("Topic 718"). Compensation expense related to stock-based awards with market conditions is recorded on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied.

Upon the exercise of a stock option or release of an RSU, common shares are issued from authorized, but not outstanding, common stock.
Interest expense
Interest expense consists primarily of accrued interest expense and amortization of deferred financing costs associated with the Company's long-term debt.
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
The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of other income, net in the consolidated statements of operations and comprehensive income (loss). Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.
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
Acquisition-related expenses incurred in conjunction with the acquisition of a business are recognized in earnings in the period in which they are incurred and are included in other income, net on the consolidated statements of operations and comprehensive income (loss).
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates for the allowance for doubtful accounts, capitalized software development costs, evaluating goodwill and long-lived assets for impairment, useful lives of property and equipment and intangible assets, accrued compensation, accrued liabilities, grant date fair value of performance restricted stock units, and income taxes. Actual results could differ from those estimates.

Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of other segment items, interim disclosure of a reportable segment’s profit or loss and assets, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU requires public companies with a single reportable segment to provide the segment disclosures required by Topic 280. The Company adopted ASU 2023-07 during the fiscal year ended January 31, 2025. The adoption of this guidance did not have a material impact to our consolidated financial statements or disclosures given our consolidated statements of operations and comprehensive income (loss) already include disclosure of our significant segment expenses that are regularly provided to our CODM.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our income tax disclosures; however, the impact is not expected to be material.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
Note 2. Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
(in thousands, except per share data)	2025	2024	2023
Numerator (basic and diluted):
Net income (loss)	$96,703	$55,712	$(26,143)
Denominator (basic):
Weighted-average common shares outstanding	86,870	85,564	84,442
Denominator (diluted):
Weighted-average common shares outstanding	86,870	85,564	84,442
Weighted-average dilutive effect of stock options and restricted stock units	1,958	1,393	—
Diluted weighted-average common shares outstanding	88,828	86,957	84,442
Net income (loss) per share:
Basic	$1.11	$0.65	$(0.31)
Diluted	$1.09	$0.64	$(0.31)
For the fiscal years ended January 31, 2025, 2024 and 2023, 0.1 million, 0.6 million, and 2.5 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

Note 3. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) components consisted of the following:
Allowance for doubtful accounts
As of January 31, 2025 and 2024, the Company had an allowance for doubtful accounts of $2.1 million and $3.9 million, respectively. During the fiscal years ended January 31, 2025, 2024, and 2023, the Company recorded credit losses from trade receivables of $0.2 million, $1.7 million, and $2.1 million, respectively.
Prepaid expenses
As of January 31, 2025 and 2024, the Company had prepaid expenses of $32.5 million and $31.2 million, respectively, which are included within other current assets on the Company's consolidated balance sheets.
Costs to obtain a contract
As of January 31, 2025 and 2024, the net amount capitalized as contract costs was $60.3 million and $52.1 million, respectively, which is included in other current assets and other assets. Amortization of capitalized contract costs during the fiscal years ended January 31, 2025, 2024, and 2023 was $6.7 million, $5.4 million, and $4.4 million, respectively.
Property and equipment
Property and equipment consisted of the following as of January 31, 2025 and 2024:

(in thousands)	January 31, 2025	January 31, 2024
Leasehold improvements	$13,966	$14,455
Furniture and fixtures	6,708	7,087
Computer equipment	19,218	25,489
Property and equipment, gross	39,892	47,031
Accumulated depreciation	(36,653)	(41,018)
Property and equipment, net	$3,239	$6,013
Depreciation expense for the fiscal years ended January 31, 2025, 2024 and 2023 was $4.6 million, $8.8 million and $12.3 million, respectively.
Contract balances
As of January 31, 2025 and 2024, the balance of deferred revenue was $17.1 million and $6.2 million, respectively. The balance as of January 31, 2025 relates primarily to a contract with a depository partner, which the Company assumed in conjunction with the BenefitWallet HSA portfolio acquisition, as described in Note 5—Intangible assets and goodwill. The remainder of the balances as of January 31, 2025 and 2024 relates to cash received in advance for interchange and custodial revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 70% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of twelve months or less are classified as accrued liabilities in the Company's consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $4.8 million. The Company expects to satisfy its remaining obligations for these arrangements.
Other income, net
Other income, net, consisted of the following:

	Year ended January 31,
(in thousands)	2025	2024	2023
Interest income	$13,914	$12,138	$1,763
Acquisition costs	—	—	(53)
Other miscellaneous income (expense)	420	658	(439)
Total other income, net	$14,334	$12,796	$1,271

Interest expense
Based on the application of ASC 470-50, Debt - Modifications and Extinguishments, the Company recorded debt extinguishment losses of $1.6 million and $1.2 million during the fiscal years ended January 31, 2025 and 2024, respectively, which are included within interest expense in the consolidated statements of operations and comprehensive income (loss).
Note 4. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of approximately 1 to 6 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 5 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The components of operating lease expense were as follows:

	Year ended January 31,
(in thousands)	2025	2024	2023
Operating lease expense	$9,125	$9,437	$11,371
Sublease income	(4,097)	(2,680)	(2,187)
Net operating lease expense	$5,028	$6,757	$9,184
Weighted average lease term and discount rate were as follows:

	January 31, 2025	January 31, 2024
Weighted average remaining lease term	5.7 years	6.7 years
Weighted average discount rate	4.4%	4.3%
Lease liabilities were as follows:

(in thousands)	January 31, 2025	January 31, 2024
Gross lease liabilities	$59,209	$67,269
Less: imputed interest	(6,989)	(9,099)
Present value of lease liabilities	52,220	58,170
Less: current portion of lease liabilities	(10,001)	(9,404)
Lease liabilities, non-current	$42,219	$48,766
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year ended January 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,874	$10,900
Right-of-use assets obtained in exchange for lease obligations	$1,469	$2,109

Note 5. Intangible assets and goodwill
BenefitWallet HSA portfolio acquisition
During the fiscal year ended January 31, 2025, the Company acquired the BenefitWallet HSA portfolio from Conduent Business Services, LLC ("Conduent"). The transfer closed in a series of three tranches, as follows:

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
The acquisition was accounted for as an asset acquisition, and related acquisition costs were capitalized as part of the cost of the asset, which is included within intangible assets, net, on the Company's consolidated balance sheet. The Company capitalized $27.2 million of transaction costs associated with the acquisition during the fiscal year ended January 31, 2025, which includes the reimbursement of $20.0 million of Conduent's transfer-related expenses. In addition, in May 2024, the Company assumed a contract with a depository partner representing approximately 7% of the total HSA Assets added through the acquisition, which provides a custodial yield that is below current market rates and expires in June 2026. The Company recorded deferred revenue of $20.3 million in May 2024 as a result of the assumed contract, which will be recorded as an increase to custodial revenue over the life of the assumed contract.
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	January 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$312,234	$(234,102)	$78,132
Acquired HSA portfolios	737,011	(124,606)	612,405
Acquired customer relationships	759,782	(256,820)	502,962
Acquired developed technology	132,825	(121,666)	11,159
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,954,752	$(750,094)	$1,204,658

	January 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$267,498	$(197,388)	$70,110
Acquired HSA portfolios	264,445	(81,059)	183,386
Acquired customer relationships	759,782	(205,127)	554,655
Acquired developed technology	132,825	(105,049)	27,776
Acquired trade names	12,900	(12,879)	21
Total amortizable intangible assets	$1,437,450	$(601,502)	$835,948
During the fiscal years ended January 31, 2025 and 2024, the Company capitalized $472.6 million and $3.3 million, respectively, to acquire the rights to act as a custodian of HSA portfolios.

Amortization expense for the fiscal years ended January 31, 2025, 2024, and 2023 was $157.8 million, $144.3 million and $148.9 million, respectively. Estimated amortization expense for the fiscal years ending January 31 is as follows:

Year ending January 31, (in thousands)
2026	$146,511
2027	129,812
2028	111,644
2029	98,155
2030	97,130
Thereafter	621,406
Total	$1,204,658
Goodwill
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements. There were no changes to the carrying value of goodwill during the fiscal years ended January 31, 2025 or 2024.
Note 6. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for the Company's outstanding contractual obligations as of January 31, 2025:

	Payments due by fiscal year
(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
4.50% Senior Notes due 2029 (1)	$—	$—	$—	$—	$600,000	$—	$600,000
Revolving Credit Facility (1)	—	—	—	—	461,875	—	461,875
Interest on long-term debt obligations (2)	54,679	54,679	54,679	54,755	31,422	—	250,214
Operating lease obligations (3)	10,245	10,159	10,323	10,553	10,789	7,139	59,208
Other contractual obligations (4)	30,927	26,172	12,176	1,163	247	—	70,685
Total	$95,851	$91,010	$77,178	$66,471	$1,104,333	$7,139	$1,441,982
(1)As of January 31, 2025, the outstanding combined principal of $1,061.9 million is presented net of debt issuance costs on the consolidated balance sheets. The debt issuance costs are not included in the table above.
(2)Estimated interest payments assume the stated interest rates applicable to the Notes and Revolving Credit Facility as of January 31, 2025, which were 4.50% and 5.91% per annum, respectively.
(3)The Company leases office space and data storage facilities and has other non-cancelable operating leases expiring at various dates through 2030. These amounts exclude contractual sublease income of $17.6 million, which is expected to be received through December 2030.
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
On December 1, 2021, WageWorks filed a lawsuit against Union Mesa in the Maricopa County Superior Court in the State of Arizona. On January 4, 2022, WageWorks filed an amended complaint, seeking a declaratory judgment that the Lease was properly terminated and recourse against Union Mesa for breach of contract, breach of the duty of good faith and fair dealing, and conversion, including return of the funds drawn under the letter of credit. On November 27, 2024, the parties agreed to settle the lawsuit, with Union Mesa retaining the $2.8 million from the letter of credit and HealthEquity and WageWorks agreeing to pay an additional $30.0 million to Union Mesa. The $30.0 million settlement amount was recorded as merger integration expense and paid during the fiscal year ended January 31, 2025. The $2.8 million letter of credit was previously recorded as merger integration expense during the period in which it was drawn by Union Mesa.
As a result of a cybersecurity incident earlier in 2024 in which a business partner's user account containing personally identifiable information was breached, the Company is subject to multiple legal actions, including a consolidated putative class action lawsuit in federal court in the District of Utah, an individual lawsuit filed in Florida state court, and a mass arbitration action. The plaintiffs in these legal actions allege that the Company failed to implement reasonable data security practices, which resulted in a breach and disclosure of plaintiffs' and others' personally identifiable information and protected health information. The plaintiffs are seeking, among other damages, unspecified monetary damages, equitable relief, costs and attorneys' fees arising out of the incident. With respect to the consolidated putative class action lawsuit, on August 22, 2024, the court issued an order granting a motion to consolidate the class action lawsuits, on October 15, 2024, a consolidated class action amended complaint was filed, and on December 13, 2024, the Company filed a motion to dismiss the class action and a motion to compel arbitration. The Company intends to vigorously defend these legal actions. In addition, the Company is subject to several regulatory inquiries related to the cybersecurity incident. The amount of the potential loss associated with these lawsuits and any potential regulatory action cannot be reasonably estimated based on currently available information.
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
As required under GAAP, the Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except with respect to the settlement of the Lease litigation, described above, no loss accrual relating to these matters was recorded because, based on currently available information, the Company does not believe that any contingent liabilities relating to these matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
Note 7. Indebtedness
Long-term debt consisted of the following:

(in thousands)	January 31, 2025	January 31, 2024
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	461,875	—
Prior Term Loan Facility	—	286,875
Principal amount	1,061,875	886,875
Less: unamortized discount and issuance costs (1)	5,574	11,903
Total debt, net	1,056,301	874,972
Less: current portion of long-term debt	—	—
Long-term debt, net	$1,056,301	$874,972
(1)In addition to the $5.6 million and $11.9 million of unamortized discount and issuance costs related to long-term debt as of January 31, 2025 and 2024, respectively, $7.7 million and $2.5 million of unamortized issuance costs related to the Company's Revolving Credit Facility and Prior Revolving Credit Facility (as defined below) are included within other assets on the consolidated balance sheets as of January 31, 2025 and January 31, 2024, respectively.

4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of January 31, 2025, the balance of accrued interest on the Notes was $9.0 million, which is included within accrued liabilities on the Company's consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit). The Company borrowed $511.9 million under the Revolving Credit Facility to refinance the Prior Credit Agreement (as defined below). The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. As of January 31, 2025, the outstanding balance under the Revolving Credit Facility was $461.9 million, which is included within long-term debt, net of issuance costs, on the consolidated balance sheet. The maturity date of the Revolving Credit Facility is August 23, 2029.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2025, the interest rate on the Revolving Credit Facility was 5.91%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 beginning with the fiscal quarter ended January 31, 2025, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ended January 31, 2025. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2025 and for the period then ended.
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

Note 8. Income taxes
The income tax provision (benefit) consisted of the following:

	Year ended January 31,
(in thousands)	2025	2024	2023
Current:
Federal	$25,949	$29,376	$3,260
State	6,211	3,947	1,968
Total current tax provision	$32,160	$33,323	$5,228
Deferred:
Federal	$(11,886)	$(11,004)	$(14,382)
State	(943)	(2,991)	(2,799)
Total deferred tax benefit	$(12,829)	$(13,995)	$(17,181)
Total income tax provision (benefit)	$19,331	$19,328	$(11,953)
Total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as a result of the following:

	Year ended January 31,
(in thousands)	2025	2024	2023
Federal income tax provision (benefit) at the statutory rate	$24,367	$15,759	$(8,000)
State income tax provision (benefit), net of federal tax provision (benefit)	4,365	5,382	(1,021)
Other non-deductible or non-taxable items, net	1,194	447	225
Excessive employee remuneration	6,782	2,939	3,246
Excess tax (benefit) shortfall on stock-based compensation expense, net	(12,102)	304	(2,479)
Federal research and development credits	(7,955)	(9,202)	(1,341)
Change in uncertain tax position reserves, net of indirect benefits	3,227	6,137	(2,970)
Deferred tax rate adjustment due to state apportionment changes	1,504	(1,039)	(30)
Adjustment from settlement of IRS examination	—	2,461	—
Return-to-provision adjustments	(1,155)	(433)	(38)
Change in valuation allowance	(96)	(3,129)	733
Other items, net	(800)	(298)	(278)
Total income tax provision (benefit)	$19,331	$19,328	$(11,953)
The Company’s effective tax rate for the fiscal years ended January 31, 2025, 2024, and 2023 was 16.7%, 25.8%, and 31.4%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in unrecognized tax benefits and valuation allowance, and other items. The decrease in the effective tax rate for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 was primarily due to an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and a decrease in expense from unrecognized tax benefits, partially offset by an increase in pre-tax book income, an increase in nondeductible executive compensation, and increased expense from deferred tax rate adjustments due to state apportionment changes. The increase in the effective tax rate for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 was primarily due to an increase in pre-tax book income, an increase in unrecognized tax benefits, adjustments from settlement of an IRS examination, and a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, partially offset by an increase in research and development tax credits and a decrease in valuation allowance.

Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2025	January 31, 2024
Deferred tax assets:
Net operating loss carryforward	$1,120	$1,730
Stock compensation	11,937	14,069
Research and development credits	4,160	3,796
Lease liabilities	13,245	14,371
Capitalized research and development	53,238	33,474
Fixed assets	1,083	939
Accruals and reserves	5,099	3,557
Other, net	6,632	1,937
Total gross deferred tax assets	$96,514	$73,873
Less valuation allowance	(1,066)	(1,164)
Deferred tax assets, net of valuation allowance	95,448	72,709
Deferred tax liabilities:
Intangible assets	(84,120)	(86,195)
Incremental contract costs	(15,282)	(12,887)
Right-of-use assets	(10,926)	(11,949)
Goodwill	(38,205)	(28,691)
Other, net	(2,749)	(1,657)
Total gross deferred tax liabilities	(151,282)	(141,379)
Net deferred tax liabilities	$(55,834)	$(68,670)
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (i.e., a likelihood of more than 50%) that the Company will be able to realize all of its federal deferred tax assets and the majority if its state deferred tax assets. The Company recorded a valuation allowance of $1.1 million and $1.2 million as of January 31, 2025 and 2024, respectively, related to certain state deferred tax assets. The $0.1 million decrease in valuation allowance recorded is primarily the result of a corresponding increase in unrecognized tax benefits.
As of January 31, 2025, the Company had recorded state net operating loss carryforwards of $18.5 million, which begin to expire at various intervals beginning with the tax year ending January 31, 2033. As of January 31, 2025, the Company also had state research and development tax credits of $13.6 million, which begin to expire at various intervals beginning with the tax year ending January 31, 2026.
As of January 31, 2025 and 2024, the gross unrecognized tax benefit was $24.1 million and $19.2 million, respectively. If recognized, $20.9 million and $16.2 million of the total unrecognized tax benefits would affect the Company's effective tax rate as of January 31, 2025 and 2024, respectively. Total gross unrecognized tax benefits increased by $4.9 million in the period from January 31, 2024 to January 31, 2025.
A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2025	January 31, 2024
Gross unrecognized tax benefits at beginning of year	$19,213	$8,690
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	1,004	9,325
Increases as a result of tax positions taken during the current period	5,076	3,386
Decreases as a result of settlement	—	(1,030)
Decreases resulting from the lapse of the applicable statute of limitations	(1,153)	(1,158)
Gross unrecognized tax benefits at end of year	$24,140	$19,213
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

(in thousands)	January 31, 2025	January 31, 2024
Total gross unrecognized tax benefits	$24,140	$19,213
Amounts netted against related deferred tax assets	(8,363)	(7,186)
Unrecognized tax benefits recorded on the consolidated balance sheet	$15,777	$12,027
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other income, net in the statement of operations and comprehensive income (loss). During the fiscal years ended January 31, 2025, 2024, and 2023, the Company recorded penalties and interest of $0.6 million, $0.1 million, and $0.4 million, respectively, related to unrecognized tax benefits. As of January 31, 2025 and 2024, the Company recorded accrued interest and penalties of $2.0 million and $1.4 million, respectively.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the states of California and Texas. Such examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations and comprehensive income (loss) during the fiscal years presented:

	Year ended January 31,
(in thousands)	2025	2024	2023
Cost of revenue	$14,955	$16,462	$13,591
Sales and marketing	15,623	13,182	9,821
Technology and development	25,002	20,891	13,828
General and administrative	40,845	26,616	25,374
Total stock-based compensation expense	$96,425	$77,151	$62,614
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2025	2024	2023
Restricted stock units	$66,986	$60,688	$46,590
Performance restricted stock units	29,439	16,384	15,120
Stock options	—	79	882
Restricted stock awards	—	—	22
Total stock-based compensation expense	$96,425	$77,151	$62,614
Stock award plans
Incentive Plan. During the fiscal year ended January 31, 2025, the Company adopted the HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan"), which provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of January 31, 2025, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 3.8 million. No further awards will be made under the Company’s 2014 Equity Incentive Plan.
Stock options
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonstatutory stock options to team members, including officers, non-employee directors and consultants of the Company, and Company affiliates. Such stock options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance or are forfeited 90 days after termination of employment. No stock options were granted during the fiscal years ended January 31, 2025, 2024, or 2023.
A summary of stock option activity is as follows:

	Stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2024	726	$14.00 - 73.61	$36.91	2.5	$28,067
Exercised	(356)	$14.00 - 73.61	$25.33
Forfeited	(1)	$25.45 - 25.45	$25.45
Outstanding as of January 31, 2025	369	$21.27 - 73.61	$48.13	2.5	$22,957
Vested and expected to vest as of January 31, 2025	369		$48.13	2.5	$22,957
Exercisable as of January 31, 2025	369		$48.13	2.5	$22,957
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the fiscal years ended January 31, 2025, 2024 and 2023 was $21.7 million, $10.1 million, and $7.2 million, respectively. As of January 31, 2025, there was no unrecorded stock-based compensation expense associated with stock options, and all outstanding stock options were vested.
Restricted stock units
The Company grants RSUs to certain team members, officers, and directors under the Incentive Plan, which vest upon service-based criteria and performance-based criteria. The weighted-average fair value of RSUs granted during the fiscal years ended January 31, 2025, 2024 and 2023 was $86.07, $64.16 and $75.64 per share, respectively.
Service-based restricted stock units. Service-based RSUs generally vest 25% on the first anniversary of the vesting commencement date, which is generally the first day of the fiscal quarter of the grant date, with the remaining portion vesting ratably over the following 12 calendar quarters. Service-based RSUs are valued based on the Company's closing stock price on the date of grant less the present value of future expected dividends discounted at the risk-free interest rate.
Performance restricted stock units. During the fiscal year ended January 31, 2025, the Company awarded 182,044 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return relative to the Russell 2000 index as measured on January 31, 2027. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $20.2 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the fiscal year ended January 31, 2025, the Company awarded 60,682 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2027. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the fiscal year ended January 31, 2025 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.

A summary of RSU and PRSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2024	3,363	$67.96
Granted	1,146	86.07
Vested	(1,400)	64.17
Forfeited	(227)	70.33
Outstanding as of January 31, 2025	2,882	$76.82
During the fiscal years ended January 31, 2025, 2024 and 2023, the aggregate intrinsic value of RSUs vested was $118.8 million, $69.3 million, and $50.7 million, respectively.
As of January 31, 2025, total unrecorded stock-based compensation expense associated with RSUs was $147.2 million, which was expected to be recognized over a weighted-average period of 2.0 years.
Note 10. Stockholders' equity
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
The following table sets forth the common stock repurchased and subsequently retired during the periods presented:

	Year ended January 31,
	2025		2024
(in thousands)	Shares	Amount	Shares	Amount
Common stock repurchases (1)	1,361	$122,247	—	$—
(1)Shares repurchased include unsettled repurchases as of January 31, 2025.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of January 31, 2025, $177.8 million of common stock remained authorized for repurchase under the Company's stock repurchase program.
Adequacy of net worth
In February 2006, HealthEquity received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders. On July 24, 2017, HealthEquity received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian according to Treasury Regulations section 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than the sum of 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2025, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of January 31, 2025, the fair value of the Notes was $567.0 million.
The Revolving Credit Facility is considered a Level 2 instrument and recorded at book value in the Company's consolidated financial statements. The Revolving Credit Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Revolving Credit Facility approximates carrying value.
Note 12. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 18 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $8.4 million, $8.7 million and $8.0 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $600,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $5.2 million and $4.7 million as of January 31, 2025 and 2024, respectively.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO have concluded that as of January 31, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”).
Based on that assessment, management has concluded that, as of January 31, 2025, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information
Rule 10b5-1 plan elections
On December 18, 2024, Michael Fiore, our Chief Commercial Officer, entered into a Rule 10b5-1 trading arrangement (the “Fiore Arrangement”). The Fiore Arrangement provides for the sale, between March 19, 2025 and December 15, 2025, of up to 20,580 aggregate shares of the Company’s common stock held by Mr. Fiore. The Fiore Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2025 Annual Meeting of Stockholders is incorporated by reference to our 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2025 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2025 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2025 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2025 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated By-laws of the Company	8-K	001-36568	3.1	February 10, 2023
4.1	Description of Securities of the Company	10-K	001-36568	4.1	March 31, 2020
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Company and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
4.4	Indenture, dated as of October 8, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 4.500% Senior Notes due 2029	8-K	001-36568	4.1	October 12, 2021
10.1	Form of Indemnification Agreement by and between the Company and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.5†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.6†	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.7†	HealthEquity, Inc. 2024 Equity Incentive Plan	10-Q	001-36568	10.1	September 3, 2024
10.8†	Forms of Award Agreements under the HealthEquity, Inc. 2024 Equity Incentive Plan	10-Q	001-36568	10.2	September 3, 2024
10.9†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Company and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.11†	Employment Agreement, dated January 19, 2022, by and between the Company and Elimelech Rosner	10-K	001-36568	10.18	March 30, 2023
10.12†	Employment Agreement, dated June 13, 2023, between James M. Lucania and the Company	8-K	001-36568	10.1	June 14, 2023
10.13†	Employment Agreement, dated November 11, 2024, between Scott R. Cutler and the Company	8-K	001-36568	10.1	November 12, 2024
10.14†	Letter Agreement, dated November 11, 2024, between Jon Kessler and the Company	8-K	001-36568	10.1	November 12, 2024
10.15†+	Employment Agreement, dated January, 17, 2024 between Michael Fiore and the Company
10.16†+	Employment Agreement, dated December 21, 2023 between Selim Aissi and the Company
10.17†+	Employment Agreement dated February 3, 2016 between Delano W. Ladd and the Company
10.18	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.19	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.20	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.21	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.22	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.23	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.24	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.25	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.26	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.27	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.28	Credit Agreement, dated as of August 23, 2024, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto	10-Q	001-36568	10.1	December 9, 2024
10.29	Non-Employee Director Compensation Policy	10-K	001-36568	10.30	March 30, 2023
10.30+	Settlement Agreement and Release by and between WageWorks, Inc., HealthEquity, Inc., and Union Mesa 1, LLC, dated November 27, 2024
19+	Insider Trading Policy
21.1+	List of Subsidiaries
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 18th day of March, 2025.

HEALTHEQUITY, INC.
Date: March 18, 2025	By:	/s/ Scott Cutler
	Name:	Scott Cutler
	Title:	President and Chief Executive Officer

Power of attorney
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby constitutes and appoints Scott Cutler and James Lucania, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2025	By:	/s/ Robert Selander
	Name:	Robert Selander
	Title:	Chairman of the Board, Director

Date: March 18, 2025	By:	/s/ Scott Cutler
	Name:	Scott Cutler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 18, 2025	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 18, 2025	By:	/s/ Paul Black
	Name:	Paul Black
	Title:	Director

Date: March 18, 2025	By:	/s/ Adrian Dillon
	Name:	Adrian Dillon
	Title:	Director

Date: March 18, 2025	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 18, 2025	By:	/s/ Jon Kessler
	Name:	Jon Kessler
	Title:	Director

Date: March 18, 2025	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 18, 2025	By:	/s/ Rajesh Natarajan
	Name:	Rajesh Natarajan
	Title:	Director

Date: March 18, 2025	By:	/s/ Stephen Neeleman
	Name:	Stephen Neeleman, M.D.
	Title:	Vice Chairman and Director

Date: March 18, 2025	By:	/s/ Stuart Parker
	Name:	Stuart Parker
	Title:	Director

Date: March 18, 2025	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director