Form 10-Q
period 2025-04-30
HEALTHEQUITY, INC.
filed 2025-06-03
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025
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

As of May 28, 2025, there were 86,475,351 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	April 30, 2025	January 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$287,894	$295,948
Accounts receivable, net of allowance for doubtful accounts of $1,041 and $2,070 as of April 30, 2025 and January 31, 2025, respectively	116,256	118,006
Prepaid expenses and other current assets	68,646	63,795
Total current assets	472,796	477,749
Property and equipment, net	3,173	3,239
Operating lease right-of-use assets	41,446	43,185
Intangible assets, net	1,179,430	1,204,658
Goodwill	1,648,145	1,648,145
Other assets	71,283	71,574
Total assets	$3,416,273	$3,448,550
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,496	$14,361
Accrued compensation	24,433	69,330
Accrued liabilities	68,444	62,631
Operating lease liabilities	9,969	10,001
Total current liabilities	116,342	156,323
Long-term liabilities
Long-term debt, net of issuance costs	1,056,566	1,056,301
Operating lease liabilities, non-current	40,223	42,219
Other long-term liabilities	22,178	22,962
Deferred tax liability	57,158	55,834
Total long-term liabilities	1,176,125	1,177,316
Total liabilities	1,292,467	1,333,639
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 86,714 and 86,536 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	9	9
Additional paid-in capital	1,905,444	1,905,628
Accumulated earnings	218,353	209,274
Total stockholders’ equity	2,123,806	2,114,911
Total liabilities and stockholders’ equity	$3,416,273	$3,448,550
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations and
comprehensive income (unaudited)

	Three months ended April 30,
(in thousands, except per share data)	2025	2024
Revenue
Service revenue	$119,784	$118,214
Custodial revenue	156,455	121,644
Interchange revenue	54,605	47,739
Total revenue	330,844	287,597
Cost of revenue
Service costs	88,005	82,347
Custodial costs	10,747	9,057
Interchange costs	7,781	9,055
Total cost of revenue	106,533	100,459
Gross profit	224,311	187,138
Operating expenses
Sales and marketing	25,984	23,494
Technology and development	61,436	56,090
General and administrative	25,536	38,236
Amortization of acquired intangible assets	27,002	25,545
Merger integration	1,275	2,143
Total operating expenses	141,233	145,508
Income from operations	83,078	41,630
Other expense
Interest expense	(14,858)	(11,795)
Other income, net	2,733	3,404
Total other expense	(12,125)	(8,391)
Income before income taxes	70,953	33,239
Income tax provision	17,038	4,426
Net income and comprehensive income	$53,915	$28,813
Net income per share:
Basic	$0.62	$0.33
Diluted	$0.61	$0.33
Weighted-average number of shares used in computing net income per share:
Basic	86,655	86,472
Diluted	88,415	88,324
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended April 30,
(in thousands)	2025	2024
Total stockholders' equity, beginning balance	$2,114,911	$2,035,021

Common stock:
Beginning balance	9	9
Issuance of common stock	—	—
Ending balance	9	9
Additional paid-in capital:
Beginning balance	1,905,628	1,829,384
Issuance of common stock	955	1,930
Stock-based compensation	14,336	32,020
Repurchases of common stock	(15,475)	—
Ending balance	1,905,444	1,863,334
Accumulated earnings
Beginning balance	209,274	205,628
Repurchases of common stock	(44,836)	—
Net income	53,915	28,813
Ending balance	218,353	234,441

Total stockholders' equity, ending balance	$2,123,806	$2,097,784
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$53,915	$28,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,741	38,938
Stock-based compensation	14,336	32,020
Amortization of debt discount and issuance costs	265	703
Deferred taxes	1,324	(5,388)
Changes in operating assets and liabilities:
Accounts receivable, net	1,750	(1,325)
Other assets	(5,702)	(227)
Operating lease right-of-use assets	1,649	1,741
Accrued compensation	(42,210)	(25,757)
Accounts payable, accrued liabilities, and other current liabilities	3,422	(2,347)
Operating lease liabilities, non-current	(1,968)	(1,745)
Other long-term liabilities	(784)	3
Net cash provided by operating activities	64,738	65,429
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(16,057)	(13,106)
Purchases of property and equipment	(86)	(721)
Acquisitions of HSA portfolios	—	(256,123)
Net cash used in investing activities	(16,143)	(269,950)
Cash flows from financing activities:
Repurchases of common stock	(59,065)	—
Proceeds from long-term debt	—	50,000
Settlement of client-held funds obligation, net	1,451	(546)
Proceeds from exercise of common stock options	965	2,317
Net cash provided by (used in) financing activities	(56,649)	51,771
Decrease in cash and cash equivalents	(8,054)	(152,750)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$287,894	$251,229
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Three months ended April 30,
(in thousands)	2025	2024
Supplemental cash flow data:
Interest expense paid in cash	$20,809	$18,850
Income tax payments (refunds), net	(46)	277
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	2,774	2,404
Purchases of property and equipment included in accounts payable or accrued liabilities	546	32
Repurchases of common stock included in accrued liabilities	2,000	—
Exercise of common stock options receivable	—	42
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
Segments
The Company is managed as a single operating segment that provides administration services in connection with HSAs and other CDBs, which reflects the way in which its chief operating decision maker (“CODM”), the Chief Executive Officer, reviews the Company's financial performance and makes decisions about resource allocation. The CODM assesses the performance of the Company, monitors actual financial results against budgets, and makes resource allocation decisions with a focus on the Company’s consolidated results as presented in the condensed consolidated statements of operations and comprehensive income. The Company’s measure of profitability is net income. Single segment-level financial information, including total assets, significant non-cash transactions, and capital expenditures, is contained in the accompanying condensed consolidated financial statements and related notes.
The Company does not generate material international revenues. All long-lived assets are maintained in the United States of America.
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2025 and for the three months ended April 30, 2025 and 2024 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024 and can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our income tax disclosures; however, the impact is not expected to be material.
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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended April 30,
(in thousands, except per share data)	2025	2024
Numerator (basic and diluted):
Net income	$53,915	$28,813
Denominator (basic):
Weighted-average common shares outstanding	86,655	86,472
Denominator (diluted):
Weighted-average common shares outstanding	86,655	86,472
Weighted-average dilutive effect of stock options and restricted stock units	1,760	1,852
Diluted weighted-average common shares outstanding	88,415	88,324
Net income per share:
Basic	$0.62	$0.33
Diluted	$0.61	$0.33
For each of the three months ended April 30, 2025 and 2024, 0.1 million shares attributable to outstanding restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Leasehold improvements	$13,966	$13,966
Furniture and fixtures	6,484	6,708
Computer equipment	19,037	19,218
Property and equipment, gross	39,487	39,892
Accumulated depreciation	(36,314)	(36,653)
Property and equipment, net	$3,173	$3,239
Depreciation expense was $0.7 million and $1.4 million for the three months ended April 30, 2025 and 2024, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of

April 30, 2025 and January 31, 2025, the balance of deferred revenue was $14.4 million and $17.1 million, respectively. The balances are related to cash received in advance for custodial and interchange revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 81% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities in the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three months ended April 30, 2025 that was included in the balance of deferred revenue as of January 31, 2025 was $3.2 million. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended April 30,
(in thousands)	2025	2024
Operating lease expense	$2,240	$2,367
Sublease income	(1,235)	(972)
Net operating lease expense	$1,005	$1,395
Other income, net
Other income, net, consisted of the following:

	Three months ended April 30,
(in thousands)	2025	2024
Interest income	$2,733	$3,881
Other expense, net	—	(477)
Total other income, net	$2,733	$3,404
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended April 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,529	$2,257
Right-of-use assets obtained in exchange for lease obligations	$(90)	$1,469
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	April 30, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$325,094	$(245,188)	$79,906
Acquired HSA portfolios	737,011	(136,890)	600,121
Acquired customer relationships	759,782	(269,743)	490,039
Acquired developed technology	132,825	(123,461)	9,364
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,967,612	$(788,182)	$1,179,430

	January 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$312,234	$(234,102)	$78,132
Acquired HSA portfolios	737,011	(124,606)	612,405
Acquired customer relationships	759,782	(256,820)	502,962
Acquired developed technology	132,825	(121,666)	11,159
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,954,752	$(750,094)	$1,204,658
Amortization expense was $38.1 million and $37.5 million for the three months ended April 30, 2025 and 2024, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the three months ended April 30, 2025.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations, and other purchase obligations and contractual commitments. There were no material changes during the three months ended April 30, 2025, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Legal matters
As a result of a cybersecurity incident in fiscal 2025 in which a business partner's user account containing personally identifiable information was breached, the Company is subject to multiple legal actions, including a consolidated putative class action lawsuit in federal court in the District of Utah, an individual lawsuit filed in Florida state court, and a mass arbitration action. The plaintiffs in these legal actions allege that the Company failed to implement reasonable data security practices, which resulted in a breach and disclosure of plaintiffs' and others' personally identifiable information and protected health information. The plaintiffs are seeking, among other damages, unspecified monetary damages, equitable relief, costs, and attorneys' fees arising out of the incident. With respect to the consolidated putative class action lawsuit, on August 22, 2024, the court issued an order granting a motion to consolidate the class action lawsuits, on October 15, 2024, a consolidated class action amended complaint was filed, and on December 13, 2024, the Company filed a motion to dismiss the class action and a motion to compel arbitration. The Company intends to vigorously defend these legal actions. In addition, the Company is subject to several regulatory inquiries related to the cybersecurity incident. The amount of the potential loss associated with these lawsuits and any potential regulatory action cannot be reasonably estimated based on currently available information.
The Company and its subsidiaries are involved in various other litigation, governmental proceedings, and claims, not described above, that arise in the normal course of business. It is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings or claims, or the impact that such litigation, proceedings and claims will have on the Company’s financial position, results of operations, and cash flows.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	461,875	461,875
Principal amount	1,061,875	1,061,875
Less: unamortized discount and issuance costs (1)	5,309	5,574
Total debt, net	1,056,566	1,056,301
Less: current portion of long-term debt	—	—
Long-term debt, net	$1,056,566	$1,056,301
(1)In addition to the $5.3 million and $5.6 million of unamortized discount and issuance costs related to long-term debt as of April 30, 2025 and January 31, 2025, respectively, $7.2 million and $7.7 million of unamortized issuance costs related to the Company's Revolving Credit Facility are included within other assets on the condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of April 30, 2025 and January 31, 2025, the balance of accrued interest on the Notes was $2.3 million and $9.0 million, respectively, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), a portion of which was used to refinance the Company's prior credit agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. As of April 30, 2025, the outstanding balance under the Revolving Credit Facility was $461.9 million, which is included within long-term debt, net of issuance costs, on the condensed consolidated balance sheet. The maturity date of the Revolving Credit Facility is August 23, 2029.

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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of April 30, 2025, the interest rate on the Revolving Credit Facility was 5.92%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 beginning with the fiscal quarter ended January 31, 2025, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ended January 31, 2025. The Company was in compliance with all covenants under the Credit Agreement as of April 30, 2025 and for the period then ended.
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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three months ended April 30, 2025 and 2024, the Company recorded an income tax provision of $17.0 million and $4.4 million, respectively. This resulted in an effective income tax rate of 24.0% and 13.3% for the three months ended April 30, 2025 and 2024, respectively. For the three months ended April 30, 2025, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and changes to net state deferred tax liabilities due to state apportionment changes. For the three months ended April 30, 2024, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of April 30, 2025 and January 31, 2025, the Company’s total gross unrecognized tax benefit was $25.5 million and $24.1 million, respectively. If recognized, $22.1 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of April 30, 2025.

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
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations and comprehensive income during the periods presented:

	Three months ended April 30,
(in thousands)	2025	2024
Cost of revenue	$3,387	$4,525
Sales and marketing	4,870	4,323
Technology and development	5,920	5,940
General and administrative	159	17,232
Total stock-based compensation expense	$14,336	$32,020
Stock award plans
Incentive Plan. The HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan") provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of April 30, 2025, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 3.1 million.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2025	369	$21.27 - 73.61	$48.13	2.5	$22,957
Exercised	(33)	$25.06 - 44.53	$29.61
Outstanding as of April 30, 2025	336	$21.27 - 73.61	$49.91	1.3	$12,043
Vested and expected to vest as of April 30, 2025	336		$49.91	1.3	$12,043
Exercisable as of April 30, 2025	336		$49.91	1.3	$12,043
Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2025	2,882	$76.82
Granted	1,056	93.82
Vested	(847)	91.35
Forfeited	(183)	83.21
Outstanding as of April 30, 2025	2,908	$78.36
Performance restricted stock units. During the three months ended April 30, 2025, the Company awarded 139,451 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 3000 index as measured on January 31, 2028. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $17.7 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the three months ended April 30, 2025, the Company awarded 46,485 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2028. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the three months ended April 30, 2025 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
Note 9. Stockholders' equity
Stock repurchase program
In September 2024, the Company announced that its Board of Directors authorized a common stock repurchase program. Under the program, the Company may purchase up to $300.0 million of its common stock, as market conditions warrant. The common stock may be repurchased at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company's sole discretion. Such repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.
The following table sets forth the common stock repurchased and subsequently retired during the three months ended April 30, 2025:

	Three months ended April 30, 2025
(in thousands)	Shares	Amount
Common stock repurchases (1)	702	$60,311
(1)Shares repurchased include unsettled repurchases as of April 30, 2025.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of April 30, 2025, $117.5 million of common stock remained authorized for repurchase under the Company's stock repurchase program.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of April 30, 2025, the fair value of the Notes was $568.1 million.
The Revolving Credit Facility is considered a Level 2 instrument, and the amounts outstanding thereunder are recorded at book value in the Company's condensed consolidated financial statements. The Revolving Credit Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Revolving Credit Facility approximates carrying value.
Note 11. Subsequent events
In May 2025, the Company executed bond forward transactions with a combined notional value of $500 million and settlement dates between January 2026 and January 2027 to hedge a portion of the benchmark interest rate risk of expected future transitions of HSA cash currently held by our depository partners into group annuity contracts or similar arrangements with our insurance company partners. These derivatives are designated as cash flow hedges.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of April 30, 2025, we administered 9.9 million HSAs, with balances totaling $31.3 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.1 million as of April 30, 2025.
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
We have increased our share of the growing HSA market from 4% in December 2010 to 21% as of December 2024, measured by HSA Assets. According to the 2024 Year-End Devenir HSA Research Report, as of December 2024, we were the largest HSA provider by number of accounts and the second largest HSA provider by HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.

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
BenefitWallet HSA portfolio acquisition
In fiscal 2025, we acquired the BenefitWallet HSA portfolio, comprised of approximately 616,000 HSAs plus other accounts with $2.7 billion of HSA Assets, from Conduent Business Services, LLC for a purchase price of $425.0 million. We paid the purchase price using $225.0 million of borrowings under our revolving credit facility, with the remainder paid using cash on hand.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and our other reports filed with the SEC.
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
Product breadth
We are a market-share leader in the administration of HSAs and each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver an integrated offering of HSAs and complementary CDBs. With our CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	April 30, 2025	April 30, 2024	% Change	January 31, 2025
HSAs	9,886	9,097	9%	9,889
New HSAs from sales - Quarter-to-date	150	194	(23)%	471
New HSAs from sales - Year-to-date	150	194	(23)%	1,040
New HSAs from acquisitions - Year-to-date	—	400	*	616
HSAs with investments	770	665	16%	753
CDBs	7,174	6,913	4%	7,144
Total Accounts	17,060	16,010	7%	17,033
Average Total Accounts - Quarter-to-date	17,122	15,919	8%	16,677
Average Total Accounts - Year-to-date	17,122	15,919	8%	16,302
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.8 million, or 9%, from April 30, 2024 to April 30, 2025, driven by new HSAs from sales and new HSAs added through the BenefitWallet HSA portfolio acquisition. The number of our CDBs increased by 0.3 million, or 4%, from April 30, 2024 to April 30, 2025, primarily driven by an increase in HRA and FSA accounts, partially offset by a decrease in other CDBs.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	April 30, 2025	April 30, 2024	% Change	January 31, 2025
HSA cash	$17,066	$15,850	8%	$17,435
HSA investments	14,205	11,427	24%	14,676
Total HSA Assets	31,271	27,277	15%	32,111
Average daily HSA cash - Quarter-to-date	17,281	15,388	12%	16,634
Average daily HSA cash - Year-to-date	17,281	15,388	12%	16,206
HSA Assets include our HSA members’ custodial assets, which consist of the following components: (i) HSA cash, which includes member cash held by our Depository Partners and our insurance company partners, and (ii) HSA investments, which includes member investments held by our custodial investment partner. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
HSA cash increased by $1.2 billion, or 8%, from April 30, 2024 to April 30, 2025, due to net HSA contributions from new and existing HSA members and HSA cash added through the BenefitWallet HSA portfolio acquisition, partially offset by transfers to HSA investments.
HSA investments increased by $2.8 billion, or 24%, from April 30, 2024 to April 30, 2025, due to the increased market value of invested balances, transfers from HSA cash, and HSA investments added through the BenefitWallet HSA portfolio acquisition.
Total HSA Assets increased by $4.0 billion, or 15%, from April 30, 2024 to April 30, 2025, primarily due to net HSA contributions from new and existing HSA members, the increased market value of invested balances, and HSA Assets added through the BenefitWallet HSA portfolio acquisition.

The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of April 30, 2025:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2026	$1.7	2.4%
2027	4.0	1.9%
2028	2.2	4.0%
2029	1.5	3.7%
Thereafter	7.0	4.4%
Total (1)	$16.4	3.5%
(1)Excludes $0.7 billion of HSA cash held in floating-rate contracts as of April 30, 2025.
Client-held funds

(in millions, except percentages)	April 30, 2025	April 30, 2024	% Change	January 31, 2025
Client-held funds	$925	$858	8%	$896
Average daily Client-held funds - Quarter-to-date	902	840	7%	798
Average daily Client-held funds - Year-to-date	902	840	7%	817
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended April 30,
(in thousands)	2025	2024
Net income	$53,915	$28,813
Interest income	(2,733)	(3,881)
Interest expense	14,858	11,795
Income tax provision	17,038	4,426
Depreciation and amortization	11,739	13,393
Amortization of acquired intangible assets	27,002	25,545
Stock-based compensation expense	14,336	32,020
Merger integration expenses	1,275	2,143
Amortization of incremental costs to obtain a contract	1,926	1,632
Costs associated with unused office space	852	790
Other	—	759
Adjusted EBITDA	$140,208	$117,435

The following table sets forth our net income as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Net income	$53,915	$28,813	$25,102	87%
As a percentage of revenue	16%	10%
Our net income increased by $25.1 million, or 87%, from the three months ended April 30, 2024 to the three months ended April 30, 2025, primarily due to an increase in gross profit and a decrease in operating expenses, partially offset by an increase in income tax provision and interest expense, as described more fully in the section entitled "Comparison of the three months ended April 30, 2025 and 2024."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Adjusted EBITDA	$140,208	$117,435	$22,773	19%
As a percentage of revenue	42%	41%
Our Adjusted EBITDA increased by $22.8 million, or 19%, from the three months ended April 30, 2024 to the three months ended April 30, 2025, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs and professional fees.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended April 30,
(in thousands, except per share data)	2025	2024
Net income	$53,915	$28,813
Income tax provision	17,038	4,426
Income before income taxes - GAAP	70,953	33,239
Non-GAAP adjustments:
Amortization of acquired intangible assets	27,002	25,545
Stock-based compensation expense	14,336	32,020
Merger integration expenses	1,275	2,143
Costs associated with unused office space	852	790
Loss on extinguishment of debt	—	—
Total adjustments to income before income taxes - GAAP	43,465	60,498
Income before income taxes - Non-GAAP	114,418	93,737
Income tax provision - Non-GAAP (1)	28,604	23,434
Non-GAAP net income	85,814	70,303

Diluted weighted-average shares	88,415	88,324
GAAP net income per diluted share	$0.61	$0.33
Non-GAAP net income per diluted share	$0.97	$0.80
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
Our non-GAAP net income increased by $15.5 million, or 22%, from the three months ended April 30, 2024 to the three months ended April 30, 2025, primarily due to an increase in total revenue, partially offset by increases in personnel-related costs, professional fees, and interest expense.
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
Interchange costs.    Interchange costs are comprised of costs we incur in connection with processing payment transactions initiated by our members. Due to the substantiation requirement on FSA- and HRA-linked payment card transactions, payment card costs are higher for FSA and HRA transactions than for HSA transactions. In addition to fixed per card fees, we are assessed additional transaction costs determined by the amount of the transaction.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of April 30, 2025, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three months ended April 30, 2025 and 2024
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Service revenue	$119,784	$118,214	$1,570	1%
Custodial revenue	156,455	121,644	34,811	29%
Interchange revenue	54,605	47,739	6,866	14%
Total revenue	$330,844	$287,597	$43,247	15%
Service revenue. The $1.6 million, or 1%, increase in service revenue from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to the increases in the number of Total Accounts and the amount of HSA investments, partially offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $34.8 million, or 29%, increase in custodial revenue from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to an increase in average annualized yield on HSA cash from 2.93% for the three months ended April 30, 2024 to 3.50% for the three months ended April 30, 2025 (due to both higher market interest rates and increased participation in our Enhanced Rates offering) and the $1.9 billion, or 12%, increase in the average daily balance of HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.

On an annual basis, assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as our existing agreements with our Depository Partners are renewed or replaced with agreements with higher rates, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. As Basic Rates contracts mature, we intend to transfer the associated HSA cash into Enhanced Rates contracts unless the HSA member affirmatively opts to remain in the Basic Rates offering.
Interchange revenue. The $6.9 million, or 14%, increase in interchange revenue from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased $43.2 million, or 15%, from the three months ended April 30, 2024 to the three months ended April 30, 2025 due to the increases in custodial, interchange, and service revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Service costs	$88,005	$82,347	$5,658	7%
Custodial costs	10,747	9,057	1,690	19%
Interchange costs	7,781	9,055	(1,274)	(14)%
Total cost of revenue	$106,533	$100,459	$6,074	6%
Service costs. The $5.7 million, or 7%, increase in service costs from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to increases in costs to support the increase in Total Accounts and member interactions and an increase in costs incurred to reimburse members impacted by outside fraud activity, partially offset by efficiencies resulting from our technology investments.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect service costs to decrease as a result of our technology investments in security and further operational efficiencies, partially offset by costs resulting from an increase in Total Accounts.
Custodial costs. The $1.7 million, or 19%, increase in custodial costs from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to the $1.9 billion, or 12%, increase in the year-over-year average daily balance of HSA cash, as described above and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.22% during the three months ended April 30, 2024 to 0.23% during the three months ended April 30, 2025.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect custodial costs to increase due to an increase in the year-over-year average daily balance of HSA cash, an increase in the average annualized rate of interest retained by HSA members on HSA cash, and an increase in fees charged by our Depository Partners.
Interchange costs. The $1.3 million, or 14%, decrease in interchange costs from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to efficiencies resulting from the transition to a single card processor, partially offset by an increase in Total Accounts.
Total cost of revenue. Cost of revenue as a percentage of total revenue decreased to 32.2% for the three months ended April 30, 2025 compared to 34.9% for the three months ended April 30, 2024, due to total revenue increasing at a significantly higher rate (15%) than total cost of revenue (6%). On an annual basis, relative to the fiscal year ended January 31, 2025, we expect that our cost of revenue will decrease in dollar amount, primarily due to a decrease in service costs. We expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue and a decrease in service costs, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Sales and marketing	$25,984	$23,494	$2,490	11%
Technology and development	61,436	56,090	5,346	10%
General and administrative	25,536	38,236	(12,700)	(33)%
Amortization of acquired intangible assets	27,002	25,545	1,457	6%
Merger integration	1,275	2,143	(868)	(41)%
Total operating expenses	$141,233	$145,508	$(4,275)	(3)%
Sales and marketing. The $2.5 million, or 11%, increase in sales and marketing expenses from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to increases in personnel-related expenses and professional services expenses.
We expect our sales and marketing expenses to increase as we continue to focus on our cross-selling and member engagement programs. On an annual basis, relative to the fiscal year ended January 31, 2025, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $5.3 million, or 10%, increase in technology and development expenses from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to increases in personnel-related expenses and software costs.
We expect our technology and development expenses to increase as we continue to invest in the development and security of our proprietary technology, including our ongoing modernization project described earlier. On an annual basis, relative to the fiscal year ended January 31, 2025, we expect our technology and development expenses to remain relatively steady as a percentage of our total revenue. However, our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $12.7 million, or 33%, decrease in general and administrative expenses from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to a decrease in stock-based compensation expense resulting from the retirement of our former chief executive officer, partially offset by increases in personnel-related expenses.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect our general and administrative expenses to decrease, primarily due to a decrease in stock-based compensation expense, partially offset by additional demands on our legal, compliance, and finance functions as we continue to grow our business. We expect our general and administrative expenses to decrease as a percentage of our total revenue. However, our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $1.5 million, or 6%, increase in amortization of acquired intangible assets from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to the new intangible assets added through the BenefitWallet HSA portfolio acquisition.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. Merger integration expenses decreased by $0.9 million, or 41%, from the three months ended April 30, 2024 to the three months ended April 30, 2025. Merger integration expenses during the three months ended April 30, 2025 consisted of professional fees, including expenses incurred in conjunction with the migration of accounts, technology-related expenses directly related to the Further acquisition and certain ongoing merger integration expenses related to the acquisition of WageWorks, Inc.
On an annual basis, we expect merger integration expense to continue to decrease as we complete the remaining merger integration activities.

Interest expense
The $3.1 million, or 26%, increase in interest expense from the three months ended April 30, 2024 to the three months ended April 30, 2025 was primarily due to a higher average principal balance, partially offset by a lower average interest rate on borrowings with variable interest rate terms.
As of April 30, 2025, borrowings under our revolving credit facility were $461.9 million and had a stated interest rate of 5.92%. As of April 30, 2024, borrowings under our prior credit agreement were $336.9 million and had a stated interest rate of 6.67%. The increase in principal was due to $175.0 million of borrowings to pay a portion of the BenefitWallet HSA portfolio acquisition purchase price, partially offset by prepayments of $50.0 million during the twelve months ended April 30, 2025.
The interest rate on our revolving credit facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $0.7 million decrease in other income, net, from the three months ended April 30, 2024 to the three months ended April 30, 2025 was due to a decrease in interest income on corporate cash, partially offset by a decrease in other miscellaneous expense, net.
Income tax provision
For the three months ended April 30, 2025 and 2024, we recorded an income tax provision of $17.0 million and $4.4 million, respectively. The increase in income tax provision was primarily the result of an increase in pre-tax book income and a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, partially offset by a decrease in nondeductible executive compensation.
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
As of April 30, 2025 and January 31, 2025, cash and cash equivalents were $287.9 million and $295.9 million, respectively.
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
Our credit agreement includes a senior secured revolving credit facility in an aggregate principal amount of up to $1.0 billion, which matures on August 23, 2029 and may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of April 30, 2025, the outstanding balance under the revolving credit facility was $461.9 million. We were in compliance with all covenants under the credit agreement as of April 30, 2025, and for the period then ended. We continue to be in compliance with all covenants under the credit agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the three months ended April 30, 2025, we used $59.1 million for common stock repurchases. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
Capital expenditures for the three months ended April 30, 2025 and 2024 were $16.1 million and $13.8 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2026 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$64,738	$65,429
Net cash used in investing activities	(16,143)	(269,950)
Net cash provided by (used in) financing activities	(56,649)	51,771
Decrease in cash and cash equivalents	(8,054)	(152,750)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$287,894	$251,229
Cash flows from operating activities. Net cash provided by operating activities decreased by $0.7 million from the three months ended April 30, 2024 to the three months ended April 30, 2025 primarily due to an increase in cash payments with respect to personnel-related costs and professional fees, largely offset by increased cash receipts with respect to our custodial, interchange, and service revenues.
Cash flows from investing activities. Net cash used in investing activities decreased by $253.8 million from the three months ended April 30, 2024 to the three months ended April 30, 2025 due to a $256.1 million decrease in cash used to acquire HSA portfolios and a $0.6 million decrease in cash used for purchases of property and equipment, partially offset by a $3.0 million increase in cash used for purchases of software and capitalized software development costs.
Cash flows from financing activities. Net cash used in financing activities was $56.6 million during the three months ended April 30, 2025, compared to $51.8 million of net cash provided by financing activities during the three months ended April 30, 2024. The change was due to a $59.1 million increase in cash used for repurchases of common stock, a $50.0 million decrease in proceeds from long-term debt, and a $1.4 million decrease in proceeds from the exercise of common stock options, partially offset by a $2.0 million increase in net cash received in the settlement of client-held funds obligations.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of April 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2025, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2025 and 2024, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of April 30, 2025 and January 31, 2025 were $287.9 million and $295.9 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of April 30, 2025 and January 31, 2025 was $116.3 million and $118.0 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. We continue to monitor our credit risk and place our cash and cash equivalents with reputable financial institutions.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of April 30, 2025 and January 31, 2025, we held in custody HSA Assets of $31.3 billion and $32.1 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control. In May 2025, we entered into derivative contracts to hedge a portion of the benchmark interest rate risk of expected future transitions of HSA cash currently held by our Depository Partners into group annuity contracts or similar arrangements with our insurance company partners; however, we continue to have exposure to such risks to the extent they are not hedged.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of April 30, 2025 and January 31, 2025, we held Client-held funds of $925 million and $896 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2025 and January 31, 2025, we had unrestricted cash and cash equivalents of $287.9 million and $295.9 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of both April 30, 2025 and January 31, 2025, we had $461.9 million outstanding under our revolving credit facility. The stated interest rate on our revolving credit facility is variable and was 5.92% as of April 30, 2025. Our overall interest rate sensitivity under the revolving credit facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our revolving credit facility as of April 30, 2025 would result in approximately $4.7 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our CEO and our CFO concluded that as of April 30, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended April 30, 2025 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1 - 28	5	$103.89	5	$177,240
March 1 - 31	228	$92.24	228	$156,243
April 1 - 30	469	$82.73	469	$117,483
Total	702		702
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
(2)Average price paid per share includes costs associated with the repurchases.
Item 5. Other information
Rule 10b5-1 plan elections
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended April 30, 2025.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: June 3, 2025	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer