Form 10-Q
period 2025-07-31
HEALTHEQUITY, INC.
filed 2025-09-02
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025
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

As of August 22, 2025, there were 86,156,334 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2025	January 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$304,461	$295,948
Accounts receivable, net of allowance for doubtful accounts of $920 and $2,070 as of July 31, 2025 and January 31, 2025, respectively	111,164	118,006
Prepaid expenses and other current assets	77,207	63,795
Total current assets	492,832	477,749
Property and equipment, net	3,088	3,239
Operating lease right-of-use assets	39,756	43,185
Intangible assets, net	1,152,456	1,204,658
Goodwill	1,648,145	1,648,145
Other assets	80,401	71,574
Total assets	$3,416,678	$3,448,550
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,600	$14,361
Accrued compensation	32,482	69,330
Accrued liabilities	64,543	62,631
Operating lease liabilities	9,950	10,001
Total current liabilities	116,575	156,323
Long-term liabilities
Long-term debt, net of issuance costs	1,006,834	1,056,301
Operating lease liabilities, non-current	38,240	42,219
Other long-term liabilities	21,993	22,962
Deferred tax liability	86,615	55,834
Total long-term liabilities	1,153,682	1,177,316
Total liabilities	1,270,257	1,333,639
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 86,421 and 86,536 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	9	9
Additional paid-in capital	1,919,312	1,905,628
Accumulated other comprehensive income	203	—
Accumulated earnings	226,897	209,274
Total stockholders’ equity	2,146,421	2,114,911
Total liabilities and stockholders’ equity	$3,416,678	$3,448,550
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue
Service revenue	$117,873	$116,720	$237,657	$234,934
Custodial revenue	159,876	138,684	316,331	260,328
Interchange revenue	48,086	44,524	102,691	92,263
Total revenue	325,835	299,928	656,679	587,525
Cost of revenue
Service costs	75,156	76,915	163,161	159,262
Custodial costs	11,137	10,108	21,884	19,165
Interchange costs	6,947	8,853	14,728	17,908
Total cost of revenue	93,240	95,876	199,773	196,335
Gross profit	232,595	204,052	456,906	391,190
Operating expenses
Sales and marketing	19,922	21,525	45,906	45,019
Technology and development	64,804	58,580	126,240	114,670
General and administrative	29,990	32,260	55,526	70,496
Amortization of acquired intangible assets	27,001	30,981	54,003	56,526
Merger integration	1,266	1,777	2,541	3,920
Total operating expenses	142,983	145,123	284,216	290,631
Income from operations	89,612	58,929	172,690	100,559
Other expense
Interest expense	(14,955)	(15,427)	(29,813)	(27,222)
Other income, net	3,391	3,114	6,124	6,518
Total other expense	(11,564)	(12,313)	(23,689)	(20,704)
Income before income taxes	78,048	46,616	149,001	79,855
Income tax provision	18,194	10,794	35,232	15,220
Net income	$59,854	$35,822	$113,769	$64,635
Net income per share:
Basic	$0.69	$0.41	$1.31	$0.74
Diluted	$0.68	$0.40	$1.29	$0.73
Weighted-average number of shares used in computing net income per share:
Basic	86,550	87,131	86,601	86,805
Diluted	87,746	88,646	88,153	88,606
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$59,854	$35,822	$113,769	$64,635
Other comprehensive income
Cash flow hedges
Net unrealized gains, net of income tax expense of $70 for each of the three and six months ended July 31, 2025	203	—	203	—
Total other comprehensive income	203	—	203	—
Comprehensive income	$60,057	$35,822	$113,972	$64,635
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Total stockholders' equity, beginning balance	$2,123,806	$2,097,784	$2,114,911	$2,035,021

Common stock:
Beginning balance	9	9	9	9
Issuance of common stock	—	—	—	—
Ending balance	9	9	9	9

Additional paid-in capital:
Beginning balance	1,905,444	1,863,334	1,905,628	1,829,384
Issuance of common stock	9,481	1,857	10,436	3,787
Stock-based compensation	19,068	21,574	33,404	53,594
Repurchases of common stock	(14,681)	—	(30,156)	—
Ending balance	1,919,312	1,886,765	1,919,312	1,886,765

Accumulated other comprehensive income:
Beginning balance	—	—	—	—
Other comprehensive income	203	—	203	—
Ending balance	203	—	203	—

Accumulated earnings:
Beginning balance	218,353	234,441	209,274	205,628
Repurchases of common stock	(51,310)	—	(96,146)	—
Net income	59,854	35,822	113,769	64,635
Ending balance	226,897	270,263	226,897	270,263

Total stockholders' equity, ending balance	$2,146,421	$2,157,037	$2,146,421	$2,157,037
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$113,769	$64,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,195	82,548
Stock-based compensation	33,404	53,594
Amortization of debt discount and issuance costs	533	1,428
Deferred taxes	30,711	(5,204)
Changes in operating assets and liabilities:
Accounts receivable, net	6,842	(3,561)
Prepaid expenses and other current and non-current assets	(20,650)	(9,345)
Operating lease right-of-use assets	3,339	3,365
Accrued compensation	(35,032)	(12,706)
Accounts payable, accrued liabilities, and other current liabilities	(3,785)	7,267
Operating lease liabilities, non-current	(3,951)	(3,840)
Other long-term liabilities	(1,771)	(4,623)
Net cash provided by operating activities	200,604	173,558
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(26,464)	(25,329)
Purchases of property and equipment	(859)	(1,462)
Acquisitions of HSA portfolios	—	(452,241)
Net cash used in investing activities	(27,323)	(479,032)
Cash flows from financing activities:
Principal payments on long-term debt	(50,000)	—
Repurchases of common stock	(125,810)	—
Proceeds from long-term debt	—	225,000
Settlement of client-held funds obligation, net	596	(828)
Proceeds from exercise of common stock options	10,446	4,216
Net cash provided by (used in) financing activities	(164,768)	228,388
Increase (decrease) in cash and cash equivalents	8,513	(77,086)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$304,461	$326,893
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2025	2024
Supplemental cash flow data:
Interest expense paid in cash	$28,362	$26,970
Income tax payments, net	6,507	13,471
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,380	3,370
Purchases of property and equipment included in accounts payable or accrued liabilities	155	70
Repurchases of common stock included in accrued liabilities	1,246	—
Non-cash purchase consideration related to acquisitions of HSA portfolios	—	20,325
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
Segments
The Company is managed as a single operating segment that provides administration services in connection with HSAs and other CDBs, which reflects the way in which its chief operating decision maker (“CODM”), the Chief Executive Officer, reviews the Company's financial performance and makes decisions about resource allocation. The CODM assesses the performance of the Company, monitors actual financial results against budgets, and makes resource allocation decisions with a focus on the Company’s consolidated results as presented in the condensed consolidated statements of operations. The Company’s measure of profitability is net income. Single segment-level financial information, including total assets, significant non-cash transactions, and capital expenditures, is contained in the accompanying condensed consolidated financial statements and related notes.
The Company does not generate material international revenues. All long-lived assets are maintained in the United States of America.
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2025 and for the three and six months ended July 31, 2025 and 2024 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
Derivative Financial Instruments and Hedging Activities
As required by Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (ASC 815), the Company records derivative financial instruments at fair value as of each reporting date. Each of the Company's derivatives is designated as a cash flow hedge and presented on a gross basis within assets or liabilities in the Company's condensed consolidated balance sheets. The change in fair value of the derivatives is recorded to accumulated other comprehensive income ("AOCI") in the Company's condensed consolidated balance sheets and reclassified to custodial revenue in the period the hedged transactions affect earnings. Cash flows from hedging activities are classified as cash flows from investing activities in the condensed consolidated statements of cash flows. The Company assesses each derivative, both at inception and on an ongoing basis, to determine if the requirements for applying hedge accounting are met. The Company does not use derivative financial instruments for trading purposes. See Note 10—Derivative financial instruments and hedging activities for further information.
There have been no other material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$59,854	$35,822	$113,769	$64,635
Denominator (basic):
Weighted-average common shares outstanding	86,550	87,131	86,601	86,805
Denominator (diluted):
Weighted-average common shares outstanding	86,550	87,131	86,601	86,805
Weighted-average dilutive effect of stock options and restricted stock units	1,196	1,515	1,552	1,801
Diluted weighted-average common shares outstanding	87,746	88,646	88,153	88,606
Net income per share:
Basic	$0.69	$0.41	$1.31	$0.74
Diluted	$0.68	$0.40	$1.29	$0.73
For the three months ended July 31, 2025 and 2024, 0.2 million and 0.1 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
For each of the six months ended July 31, 2025 and 2024, 0.1 million shares attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Leasehold improvements	$14,032	$13,966
Furniture and fixtures	6,478	6,708
Computer equipment	19,131	19,218
Property and equipment, gross	39,641	39,892
Accumulated depreciation	(36,553)	(36,653)
Property and equipment, net	$3,088	$3,239
Depreciation expense was $0.5 million and $1.1 million for the three and six months ended July 31, 2025, respectively, and $1.3 million and $2.7 million for the three and six months ended July 31, 2024, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2025 and January 31, 2025, the balance of deferred revenue was $11.5 million and $17.1 million, respectively. The balances are related to cash received in advance for custodial and interchange revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 91% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities in the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three and six months ended July 31, 2025 that was included in the balance of deferred revenue as of January 31, 2025 was $3.3 million and $6.4 million, respectively. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$2,234	$2,257	$4,474	$4,624
Sublease income	(1,338)	(985)	(2,572)	(1,957)
Net operating lease expense	$896	$1,272	$1,902	$2,667
Other income, net
Other income, net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Interest income	$3,364	$3,103	$6,097	$6,984
Other income (expense), net	27	11	27	(466)
Total other income, net	$3,391	$3,114	$6,124	$6,518

Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,075	$4,839
Right-of-use assets obtained in exchange for lease obligations	$(90)	$1,469
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	July 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$335,767	$(255,833)	$79,934
Acquired HSA portfolios	737,011	(149,174)	587,837
Acquired customer relationships	759,782	(282,666)	477,116
Acquired developed technology	132,825	(125,256)	7,569
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,978,285	$(825,829)	$1,152,456

	January 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$312,234	$(234,102)	$78,132
Acquired HSA portfolios	737,011	(124,606)	612,405
Acquired customer relationships	759,782	(256,820)	502,962
Acquired developed technology	132,825	(121,666)	11,159
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,954,752	$(750,094)	$1,204,658
Amortization expense was $38.0 million and $76.1 million for the three and six months ended July 31, 2025, respectively, and $42.3 million and $79.9 million for the three and six months ended July 31, 2024, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the six months ended July 31, 2025.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations, and other purchase obligations and contractual commitments. There were no material changes during the six months ended July 31, 2025, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Legal matters
As a result of a cybersecurity incident in fiscal 2025 in which a business partner's user account containing personally identifiable information was breached, the Company is subject to multiple legal actions, including a consolidated putative class action lawsuit in federal court in the District of Utah and a mass arbitration action. The plaintiffs in these legal actions allege that the Company failed to implement reasonable data security practices, which resulted in a breach and disclosure of plaintiffs' and others' personally identifiable information and protected health information. The plaintiffs are seeking, among other damages, unspecified monetary damages, equitable relief, costs, and attorneys' fees arising out of the incident. With respect to the consolidated putative class action lawsuit, on August 22, 2024, the court issued an order granting a motion to consolidate the class action lawsuits, on October 15, 2024, a consolidated class action amended complaint was filed, on December 13, 2024, the Company filed a motion to dismiss the class action and a motion to compel arbitration, and on May 5, 2025, the court dismissed without prejudice the Company's motion to compel arbitration and the motion to dismiss, with the court noting that the Company could refile both motions after the conclusion of discovery. The Company intends to vigorously defend these remaining legal actions. In addition, the Company is subject to several regulatory inquiries related to the cybersecurity incident. The amount of the potential loss associated with these lawsuits and any potential regulatory action cannot be reasonably estimated based on currently available information.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	411,875	461,875
Principal amount	1,011,875	1,061,875
Less: unamortized discount and issuance costs (1)	5,041	5,574
Total debt, net	1,006,834	1,056,301
Less: current portion of long-term debt	—	—
Long-term debt, net	$1,006,834	$1,056,301
(1)In addition to the $5.0 million and $5.6 million of unamortized discount and issuance costs related to long-term debt as of July 31, 2025 and January 31, 2025, respectively, $6.8 million and $7.7 million of unamortized issuance costs related to the Company's Revolving Credit Facility are included within other assets in the condensed consolidated balance sheets as of July 31, 2025 and January 31, 2025, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. Accrued interest on the Notes was $9.0 million at each of July 31, 2025 and January 31, 2025, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), a portion of which was used to refinance the Company's prior credit agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. As of July 31, 2025, the outstanding balance under the Revolving Credit Facility was $411.9 million, which is included within long-term debt, net of issuance costs, in the condensed consolidated balance sheet. The maturity date of the Revolving Credit Facility is August 23, 2029.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of July 31, 2025, the interest rate on the Revolving Credit Facility was 5.96%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 beginning with the fiscal quarter ended January 31, 2025, and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00 beginning with the fiscal quarter ended January 31, 2025. The Company was in compliance with all covenants under the Credit Agreement as of July 31, 2025 and for the period then ended.

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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three and six months ended July 31, 2025, the Company recorded an income tax provision of $18.2 million and $35.2 million, respectively. This resulted in an effective income tax rate of 23.3% and 23.6% for the three and six months ended July 31, 2025, respectively, compared with an effective income tax rate of 23.2% and 19.1% for the three and six months ended July 31, 2024, respectively. For the three and six months ended July 31, 2025, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and changes to net state deferred tax liabilities due to state apportionment changes. For the three and six months ended July 31, 2024, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
As of July 31, 2025 and January 31, 2025, the Company’s total gross unrecognized tax benefit was $26.1 million and $24.1 million, respectively. If recognized, $22.7 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of July 31, 2025.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the states of California, New York, and Texas. Such examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
On July 4, 2025, President Trump signed into law the “One Big Beautiful Bill Act” (“OBBBA”), which contains several corporate tax provisions. The most significant provision for the Company is the immediate expensing of domestic research and experimental expenditures. Other OBBBA changes include bonus depreciation allowance on qualified business asset purchases and modifications to the business interest expense limitation calculation. Each of these changes may result in accelerated tax deductions during the current and future tax years. Tax payments for the fiscal years ending January 31, 2026 and January 31, 2027 are expected to be significantly reduced as a result of the accelerated tax deductions. However, the Company's total income tax expense and effective tax rate are not expected to materially change as a result of the new legislation.
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3,114	$2,934	$6,501	$7,459
Sales and marketing	1,529	3,850	6,399	8,173
Technology and development	5,732	6,454	11,652	12,394
General and administrative	8,693	8,336	8,852	25,568
Total stock-based compensation expense	$19,068	$21,574	$33,404	$53,594

Stock award plans
Incentive Plan. The HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan") provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of July 31, 2025, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 3.0 million.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2025	369	$21.27 - 73.61	$48.13	2.5	$22,957
Exercised	(204)	$24.36 - 73.61	$51.29
Outstanding as of July 31, 2025	165	$21.27 - 73.61	$44.25	1.9	$8,709
Vested and expected to vest as of July 31, 2025	165		$44.25	1.9	$8,709
Exercisable as of July 31, 2025	165		$44.25	1.9	$8,709
Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2025	2,882	$76.82
Granted	1,139	94.27
Vested	(1,048)	87.02
Forfeited	(370)	77.93
Outstanding as of July 31, 2025	2,603	$80.19
Performance restricted stock units. During the six months ended July 31, 2025, the Company awarded 139,451 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 3000 index as measured on January 31, 2028. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $17.7 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the six months ended July 31, 2025, the Company awarded 46,485 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2028. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the six months ended July 31, 2025 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with at least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.

Note 9. Stockholders' equity
Stock repurchase programs
In June 2025, the Company announced that its board of directors authorized a new common stock repurchase program (the “2025 Stock Repurchase Program"), supplementing the $300 million common stock repurchase program approved in August 2024 (the “2024 Stock Repurchase Program"). Under the 2025 Stock Repurchase Program, the Company may purchase up to an additional $300 million of its common stock, as market conditions warrant. The 2025 Stock Repurchase Program will allow the Company to continue to opportunistically repurchase shares after the 2024 Stock Repurchase Program has been exhausted.
The common stock may be repurchased at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company's sole discretion. Such repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase programs do not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the programs may be suspended or discontinued at any time.
The following table sets forth the common stock repurchased and subsequently retired during the three and six months ended July 31, 2025:

	Three months ended July 31, 2025		Six months ended July 31, 2025
(in thousands)	Shares	Amount	Shares	Amount
Common stock repurchases (1)	665	$65,991	1,367	$126,302
(1)Shares repurchased include unsettled repurchases as of July 31, 2025. Transaction fees and excise tax were recorded as part of the repurchase price.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of July 31, 2025, $351.8 million of common stock remained authorized for repurchase under the Company's common stock repurchase programs.
Accumulated other comprehensive income
As of July 31, 2025, AOCI consisted of unrealized gains on cash flow hedges, net.
Note 10. Derivative financial instruments and hedging activities
Yields paid by the Company's depository partners and insurance company partners are impacted by the prevailing interest rate environment at the time HSA cash is placed with those partners. The Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future transitions of HSA cash currently held by its depository partners into group annuity contracts or similar arrangements with its insurance company partners. These derivatives involve the Company and its counterparty agreeing to fix the price of a specified Treasury bond on a future date, ranging from January 2026 to January 2027, resulting in cash settlement for the difference between the fixed price and the market price on that date. The parties may elect net settlement of multiple transactions under certain conditions; however, the Company presents its derivative assets and liabilities on a gross basis on its condensed consolidated balance sheets. The gain or loss on the derivative is recorded in AOCI and subsequently reclassified into custodial revenue in the same periods during which the hedged transaction affects custodial revenue earned from the Company's insurance company partners. As of July 31, 2025, each of the Company's derivatives was designated as a cash flow hedge. The Company did not use derivatives prior to fiscal 2026.
As of the July 31, 2025, the weighted average interest rate indicated by the Company's Treasury bond forwards was 4.05%.
Notional amount of derivative contracts
The notional amount of the Company's derivative instruments was as follows:

(in thousands, except number of instruments)	July 31, 2025		January 31, 2025
	Number of instruments	Notional	Number of instruments	Notional
Treasury bond forwards	10	$1,250,000	—	$—

Fair value of derivative contracts
The table below presents the fair value of the Company’s derivatives as well as their classification in the condensed consolidated balance sheet.

	July 31, 2025
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$1,114	$1,081	$(1,120)	$(802)
Effect of derivatives on the condensed consolidated financial statements
The pre-tax gains on the Company's cash flow hedges recognized in AOCI were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Treasury bond forwards	$273	$—	$273	$—
No reclassification from AOCI to earnings was recorded with respect to the Company's derivatives during the six months ended July 31, 2025 or 2024. The estimated net amount of existing gains reported in AOCI as of July 31, 2025 that is expected to be reclassified into earnings within the next 12 months is immaterial.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of July 31, 2025, the fair value of the Notes was $578.9 million.
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
The Company classifies derivative instruments as Level 2 within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate curves and implied volatilities.

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
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of July 31, 2025, we administered 10.0 million HSAs, with balances totaling $33.1 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.1 million as of July 31, 2025.
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
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. The average family premium for employer-sponsored health insurance has risen by 24% since 2019 and 52% since 2014, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. In July 2025, the “One Big Beautiful Bill Act” was signed into law, which extended HSA availability to individuals with Bronze and Catastrophic health plans and expanded HSA eligibility to include a broader range of healthcare services. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage additional policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
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
We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, varied contract terms, and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. In addition, as further described in Note 10—Derivative financial instruments and hedging activities, the Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future transitions of HSA cash from our Basic Rates offering to our Enhanced Rates offering. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Interest on our revolving credit facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Our proprietary technology
We believe that innovations incorporated in our technology differentiate us from our competitors and help drive our growth by enabling us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits. Our full suite of CDB offerings complements our HSA solution and enhances our leadership position within the HSA sector. We are currently investing in a modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services. For example, we are continuing to make investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement. In addition, we are investing in technology solutions to meet the evolving needs of our members, Clients and Network Partners. Our current innovation efforts include, among others, increasing member and client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing both traditional robotic process automation, and increasingly through AI tools including the Expedited Claims and HSAnswers tools, leveraging chip-enabled stacked cards, and mobile wallet.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2025	July 31, 2024	% Change	January 31, 2025
HSAs	9,989	9,383	6%	9,889
New HSAs from sales - Quarter-to-date	163	187	(13)%	471
New HSAs from sales - Year-to-date	312	382	(18)%	1,040
New HSAs from acquisitions - Year-to-date	—	616	*	616
HSAs with investments	782	711	10%	753
CDBs	7,153	6,898	4%	7,144
Total Accounts	17,142	16,281	5%	17,033
Average Total Accounts - Quarter-to-date	17,044	16,214	5%	16,677
Average Total Accounts - Year-to-date	17,083	16,066	6%	16,302
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.6 million, or 6%, from July 31, 2024 to July 31, 2025, driven by new HSAs from sales. The number of our CDBs increased by 0.3 million, or 4%, from July 31, 2024 to July 31, 2025, primarily driven by an increase in HRA and FSA accounts, partially offset by a decrease in other CDBs.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2025	July 31, 2024	% Change	January 31, 2025
HSA cash	$17,035	$16,368	4%	$17,435
HSA investments	16,102	13,099	23%	14,676
Total HSA Assets	33,137	29,467	12%	32,111
Average daily HSA cash - Quarter-to-date	17,017	16,363	4%	16,634
Average daily HSA cash - Year-to-date	17,149	15,875	8%	16,206
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
HSA cash increased by $0.7 billion, or 4%, from July 31, 2024 to July 31, 2025, due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $3.0 billion, or 23%, from July 31, 2024 to July 31, 2025, due to the increased market value of invested balances and transfers from HSA cash.
Total HSA Assets increased by $3.7 billion, or 12%, from July 31, 2024 to July 31, 2025, primarily due to the increased market value of invested balances and net HSA contributions from new and existing HSA members.

The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of July 31, 2025:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2026	$1.3	1.7%
2027	4.1	2.0%
2028	2.2	4.1%
2029	1.5	3.7%
Thereafter	7.3	4.5%
Total (1)	$16.4	3.5%
(1)Excludes $0.6 billion of HSA cash held in floating-rate contracts as of July 31, 2025.
Client-held funds

(in millions, except percentages)	July 31, 2025	July 31, 2024	% Change	January 31, 2025
Client-held funds	$818	$817	0%	$896
Average daily Client-held funds - Quarter-to-date	884	860	3%	798
Average daily Client-held funds - Year-to-date	893	850	5%	817
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2025	2024	2025	2024
Net income	$59,854	$35,822	$113,769	$64,635
Interest income	(3,364)	(3,103)	(6,097)	(6,984)
Interest expense	14,955	15,427	29,813	27,222
Income tax provision	18,194	10,794	35,232	15,220
Depreciation and amortization	11,453	12,629	23,192	26,022
Amortization of acquired intangible assets	27,001	30,981	54,003	56,526
Stock-based compensation expense	19,068	21,574	33,404	53,594
Merger integration expenses	1,266	1,777	2,541	3,920
Amortization of incremental costs to obtain a contract	1,951	1,681	3,877	3,313
Costs associated with unused office space	723	806	1,575	1,596
Other	(27)	(101)	(27)	658
Adjusted EBITDA	$151,074	$128,287	$291,282	$245,722

The following table sets forth our net income as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$59,854	$35,822	$24,032	67%	$113,769	$64,635	$49,134	76%
As a percentage of revenue	18%	12%			17%	11%
Our net income increased by $24.0 million, or 67%, from the three months ended July 31, 2024 to the three months ended July 31, 2025, primarily due to an increase in gross profit and a decrease in operating expenses and other expense, partially offset by an increase in income tax provision, as described more fully in the section entitled "Comparison of the three and six months ended July 31, 2025 and 2024."
Our net income increased by $49.1 million, or 76%, from the six months ended July 31, 2024 to the six months ended July 31, 2025, primarily due to an increase in gross profit and a decrease in operating expenses, partially offset by an increase in income tax provision and other expense, as described more fully in the section entitled "Comparison of the three and six months ended July 31, 2025 and 2024."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Adjusted EBITDA	$151,074	$128,287	$22,787	18%	$291,282	$245,722	$45,560	19%
As a percentage of revenue	46%	43%			44%	42%
Our Adjusted EBITDA increased by $22.8 million, or 18%, from the three months ended July 31, 2024 to the three months ended July 31, 2025, primarily due to an increase in total revenue and efficiencies resulting from our technology investments, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
Our Adjusted EBITDA increased by $45.6 million, or 19%, from the six months ended July 31, 2024 to the six months ended July 31, 2025, primarily due to an increase in total revenue and efficiencies resulting from our technology investments, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$59,854	$35,822	$113,769	$64,635
Income tax provision	18,194	10,794	35,232	15,220
Income before income taxes - GAAP	78,048	46,616	149,001	79,855
Non-GAAP adjustments:
Amortization of acquired intangible assets	27,001	30,981	54,003	56,526
Stock-based compensation expense	19,068	21,574	33,404	53,594
Merger integration expenses	1,266	1,777	2,541	3,920
Costs associated with unused office space	723	806	1,575	1,596
Total adjustments to income before income taxes - GAAP	48,058	55,138	91,523	115,636
Income before income taxes - Non-GAAP	126,106	101,754	240,524	195,491
Income tax provision - Non-GAAP (1)	31,526	25,439	60,130	48,873
Non-GAAP net income	94,580	76,315	180,394	146,618

Diluted weighted-average shares	87,746	88,646	88,153	88,606
GAAP net income per diluted share	$0.68	$0.40	$1.29	$0.73
Non-GAAP net income per diluted share	$1.08	$0.86	$2.05	$1.65
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
Our non-GAAP net income increased by $18.3 million, or 24%, from the three months ended July 31, 2024 to the three months ended July 31, 2025, primarily due to an increase in total revenue and efficiencies resulting from our technology investments, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
Our non-GAAP net income increased by $33.8 million, or 23%, from the six months ended July 31, 2024 to the six months ended July 31, 2025, primarily due to an increase in total revenue and efficiencies resulting from our technology investments, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2025, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability in our condensed consolidated balance sheet.
Comparison of the three and six months ended July 31, 2025 and 2024
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service revenue	$117,873	$116,720	$1,153	1%	$237,657	$234,934	$2,723	1%
Custodial revenue	159,876	138,684	21,192	15%	316,331	260,328	56,003	22%
Interchange revenue	48,086	44,524	3,562	8%	102,691	92,263	10,428	11%
Total revenue	$325,835	$299,928	$25,907	9%	$656,679	$587,525	$69,154	12%
Service revenue. The $1.2 million, or 1%, increase in service revenue from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to the increases in the number of Total Accounts and the amount of HSA investments, largely offset by lower average service fees per account.

The $2.7 million, or 1%, increase in service revenue from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to the increases in the number of Total Accounts and the amount of HSA investments, largely offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $21.2 million, or 15%, increase in custodial revenue from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to an increase in average annualized yield on HSA cash from 3.10% for the three months ended July 31, 2024 to 3.51% for the three months ended July 31, 2025 (due to both HSA cash placed with Depository Partners at higher yields and increased participation in our Enhanced Rates offering) and the $0.7 billion, or 4%, increase in the average daily balance of HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
The $56.0 million, or 22%, increase in custodial revenue from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to an increase in average annualized yield on HSA cash from 3.02% for the six months ended July 31, 2024 to 3.51% for the six months ended July 31, 2025 (due to both HSA cash placed with Depository Partners at higher yields and increased participation in our Enhanced Rates offering) and the $1.3 billion, or 8%, increase in the average daily balance of HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
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
Interchange revenue. The $3.6 million, or 8%, increase in interchange revenue from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
The $10.4 million, or 11%, increase in interchange revenue from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased $25.9 million, or 9%, from the three months ended July 31, 2024 to the three months ended July 31, 2025 due to the increases in custodial, interchange, and service revenues, described above.
Total revenue increased $69.2 million, or 12%, from the six months ended July 31, 2024 to the six months ended July 31, 2025 due to the increases in custodial, interchange, and service revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service costs	$75,156	$76,915	$(1,759)	(2)%	$163,161	$159,262	$3,899	2%
Custodial costs	11,137	10,108	1,029	10%	21,884	19,165	2,719	14%
Interchange costs	6,947	8,853	(1,906)	(22)%	14,728	17,908	(3,180)	(18)%
Total cost of revenue	$93,240	$95,876	$(2,636)	(3)%	$199,773	$196,335	$3,438	2%
Service costs. The $1.8 million, or 2%, decrease in service costs from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to efficiencies resulting from our technology investments and a decrease in costs incurred to reimburse members impacted by outside fraud activity, partially offset by increases in costs to support the increase in Total Accounts and member interactions.
The $3.9 million, or 2%, increase in service costs from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to increases in costs to support the increase in Total Accounts and member interactions, partially offset by efficiencies resulting from our technology investments.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect service costs to decrease as a result of our technology investments in security and further operational efficiencies, partially offset by higher costs resulting from an increase in Total Accounts.
Custodial costs. The $1.0 million, or 10%, increase in custodial costs from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to the $0.7 billion, or 4%, increase in the year-over-year average daily balance of HSA cash, as described above, as well as an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.23% during the three months ended July 31, 2024 to 0.24% during the three months ended July 31, 2025.
The $2.7 million, or 14%, increase in custodial costs from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to the $1.3 billion, or 8%, increase in the year-over-year average daily balance of HSA cash, as described above, as well as an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.23% during the six months ended July 31, 2024 to 0.24% during the six months ended July 31, 2025.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect custodial costs to increase due to an increase in the year-over-year average daily balance of HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $1.9 million, or 22%, decrease in interchange costs from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to efficiencies resulting from the transition to a single card processor, partially offset by an increase in Total Accounts.
The $3.2 million, or 18%, decrease in interchange costs from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to efficiencies resulting from the transition to a single card processor, partially offset by an increase in Total Accounts.
Total cost of revenue. Cost of revenue as a percentage of total revenue decreased to 30.4% for the six months ended July 31, 2025 compared to 33.4% for the six months ended July 31, 2024, due to total revenue increasing at a significantly higher rate (12%) than total cost of revenue (2%). On an annual basis, relative to the fiscal year ended January 31, 2025, we expect that our cost of revenue will decrease in dollar amount, primarily due to a decrease in service costs. We expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue and a decrease in service costs, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$19,922	$21,525	$(1,603)	(7)%	$45,906	$45,019	$887	2%
Technology and development	64,804	58,580	6,224	11%	126,240	114,670	11,570	10%
General and administrative	29,990	32,260	(2,270)	(7)%	55,526	70,496	(14,970)	(21)%
Amortization of acquired intangible assets	27,001	30,981	(3,980)	(13)%	54,003	56,526	(2,523)	(4)%
Merger integration	1,266	1,777	(511)	(29)%	2,541	3,920	(1,379)	(35)%
Total operating expenses	$142,983	$145,123	$(2,140)	(1)%	$284,216	$290,631	$(6,415)	(2)%
Sales and marketing. The $1.6 million, or 7%, decrease in sales and marketing expenses from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to decreases in personnel-related expenses.
The $0.9 million, or 2%, increase in sales and marketing expenses from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to increases in professional services expenses, partially offset by decreases in personnel-related expenses.
We expect our sales and marketing expenses to increase as we continue to focus on our Client and member engagement programs, including campaigns to reach individuals who are newly eligible for HSAs under recent legislative expansion. On an annual basis, relative to the fiscal year ended January 31, 2025, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $6.2 million, or 11%, increase in technology and development expenses from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to increases in software costs and personnel-related expenses.
The $11.6 million, or 10%, increase in technology and development expenses from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to increases in software costs and personnel-related expenses.
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
General and administrative. The $2.3 million, or 7%, decrease in general and administrative expenses from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to a decrease in professional services expenses, partially offset by increases in personnel-related expenses.
The $15.0 million, or 21%, decrease in general and administrative expenses from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to a decrease in stock-based compensation expense resulting from the retirement of our former chief executive officer and a decrease in professional services expenses, partially offset by increases in personnel-related expenses.
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

Amortization of acquired intangible assets. The $4.0 million, or 13%, decrease in amortization of acquired intangible assets from the three months ended July 31, 2024 to the three months ended July 31, 2025 was due to a smaller carrying amount of intangible assets that have not been fully amortized.
The $2.5 million, or 4%, decrease in amortization of acquired intangible assets from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to a smaller carrying amount of intangible assets that have not been fully amortized, partially offset by amortization of intangible assets added through the BenefitWallet HSA portfolio acquisition during the six months ended July 31, 2024.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. Merger integration expenses decreased by $0.5 million, or 29%, from the three months ended July 31, 2024 to the three months ended July 31, 2025. Merger integration expenses during the three months ended July 31, 2025 consisted primarily of professional fees, including expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
Merger integration expenses decreased by $1.4 million, or 35%, from the six months ended July 31, 2024 to the six months ended July 31, 2025. Merger integration expenses during the six months ended July 31, 2025 consisted primarily of professional fees, including expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
On an annual basis, we expect merger integration expense to continue to decrease as we complete the remaining merger integration activities.
Interest expense
The $0.5 million, or 3%, decrease in interest expense from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due a lower average interest rate on borrowings with variable interest rate terms and a lower average principal balance.
The $2.6 million, or 10%, increase in interest expense from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily due to a higher average principal balance, partially offset by a lower average interest rate on borrowings with variable interest rate terms.
As of July 31, 2025, borrowings under our revolving credit facility were $411.9 million and had a stated interest rate of 5.96%. As of July 31, 2024, borrowings under our prior credit agreement were $511.9 million and had a stated interest rate of 6.70%. The decrease in principal was due to prepayments of $100.0 million during the twelve months ended July 31, 2025.
The interest rate on our revolving credit facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $0.3 million increase in other income, net, from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily due to an increase in interest income on corporate cash.
The $0.4 million decrease in other income, net, from the six months ended July 31, 2024 to the six months ended July 31, 2025 was due to a decrease in interest income on corporate cash, partially offset by a decrease in other miscellaneous expense, net.
Income tax provision
The $7.4 million increase in income tax provision from the three months ended July 31, 2024 to the three months ended July 31, 2025 was primarily the result of an increase in pre-tax book income, partially offset by a decrease in nondeductible executive compensation and an increase in tax deductible stock-based compensation compared to GAAP stock-based compensation expense.
The $20.0 million increase in income tax provision from the six months ended July 31, 2024 to the six months ended July 31, 2025 was primarily the result of an increase in pre-tax book income and a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, partially offset by a decrease in nondeductible executive compensation.

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
As of July 31, 2025 and January 31, 2025, cash and cash equivalents were $304.5 million and $295.9 million, respectively.
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
Our credit agreement includes a senior secured revolving credit facility in an aggregate principal amount of up to $1.0 billion, which matures on August 23, 2029 and may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of July 31, 2025, the outstanding balance under the revolving credit facility was $411.9 million. We were in compliance with all covenants under the credit agreement as of July 31, 2025, and for the period then ended. We continue to be in compliance with all covenants under the credit agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the six months ended July 31, 2025, we used $125.8 million for common stock repurchases. See Note 9—Stockholders' equity for additional information related to our stock repurchase programs.
During the six months ended July 31, 2025, we prepaid $50.0 million under our credit agreement.
Capital expenditures for the six months ended July 31, 2025 and 2024 were $27.3 million and $26.8 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2026 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
As a result of accelerated tax deductions enabled under the “One Big Beautiful Bill Act,” which was signed into law on July 4, 2025, we expect that corporate income tax payments for the fiscal years ending January 31, 2026 and January 31, 2027 will be significantly reduced.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$200,604	$173,558
Net cash used in investing activities	(27,323)	(479,032)
Net cash provided by (used in) financing activities	(164,768)	228,388
Increase (decrease) in cash and cash equivalents	8,513	(77,086)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$304,461	$326,893
Cash flows from operating activities. Net cash provided by operating activities increased by $27.0 million from the six months ended July 31, 2024 to the six months ended July 31, 2025 primarily due to increased cash receipts with respect to our custodial, interchange, and service revenues, partially offset by the timing of cash payments for personnel-related costs.
Cash flows from investing activities. Net cash used in investing activities decreased by $451.7 million from the six months ended July 31, 2024 to the six months ended July 31, 2025 due to a $452.2 million decrease in cash used to acquire HSA portfolios and a $0.6 million decrease in cash used for purchases of property and equipment, partially offset by a $1.1 million increase in cash used for purchases of software and capitalized software development costs.
Cash flows from financing activities. Net cash used in financing activities was $164.8 million during the six months ended July 31, 2025, compared to $228.4 million of net cash provided by financing activities during the six months ended July 31, 2024. The change was due to a $225.0 million decrease in proceeds from long-term debt, a $125.8 million increase in cash used for repurchases of common stock, and a $50.0 million increase in principal payments on our long-term debt, partially offset by a $6.2 million increase in proceeds from the exercise of common stock options and a $1.4 million increase in net cash received in the settlement of client-held funds obligations.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of July 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2025, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2025 and 2024, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, and derivatives. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of July 31, 2025 and January 31, 2025 were $304.5 million and $295.9 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of July 31, 2025 and January 31, 2025 was $111.2 million and $118.0 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. Our derivative contracts are executed with a reputable financial institution, and we do not believe our derivative contracts expose us to significant credit risk. We continue to monitor the credit risk associated with our financial instruments on an ongoing basis.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2025 and January 31, 2025, we held in custody HSA Assets of $33.1 billion and $32.1 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
During the six months ended July 31, 2025, we have entered into derivative contracts to hedge a portion of the benchmark interest rate risk of expected future transitions of HSA cash currently held by our Depository Partners into group annuity contracts or similar arrangements with our insurance company partners; however, we continue to have exposure to such risks to the extent they are not hedged.

Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2025 and January 31, 2025, we held Client-held funds of $818 million and $896 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2025 and January 31, 2025, we had unrestricted cash and cash equivalents of $304.5 million and $295.9 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of July 31, 2025 and January 31, 2025, we had $411.9 million and $461.9 million, respectively, outstanding under our revolving credit facility. The stated interest rate on our revolving credit facility is variable and was 5.96% as of July 31, 2025. Our overall interest rate sensitivity under the revolving credit facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our revolving credit facility as of July 31, 2025 would result in approximately $4.2 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of July 31, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended July 31, 2025 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
May 1 - 31	259	$95.27	259	$92,744
June 1 - 30	172	$104.75	172	$374,747
July 1 - 31	234	$98.25	234	$351,750
Total	665		665
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. See Note 9—Stockholders' equity for additional information related to our stock repurchase programs.
(2)Average price paid per share includes transaction fees but excludes excise tax associated with the repurchases.
(3)In June 2025, our board of directors approved a new stock repurchase program that authorized the repurchase of up to an additional $300 million of our common stock as market conditions warrant.

Item 5. Other information
Rule 10b5-1 plan elections
Except as described below, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2025.
On June 9, 2025, Stephen Neeleman, our Founder and Vice Chairman, entered into a Rule 10b5-1 trading arrangement (the “Neeleman Arrangement”). The Neeleman Arrangement provides for the sale, between September 9, 2025 and September 11, 2026, of up to 54,356 aggregate shares of the Company’s common stock held directly and indirectly by Dr. Neeleman. The Neeleman Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On June 12, 2025, Delano Ladd, our Executive Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading arrangement (the “Ladd Arrangement”). The Ladd Arrangement provides for the sale, between September 11, 2025 and June 6, 2026, of up to 18,000 aggregate shares of the Company’s common stock held directly by Mr. Ladd. The Ladd Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: September 2, 2025	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer