Form 10-Q
period 2025-10-31
HEALTHEQUITY, INC.
filed 2025-12-03
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025
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

As of November 21, 2025, there were 85,436,286 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	October 31, 2025	January 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$309,259	$295,948
Accounts receivable, net of allowance for doubtful accounts of $918 and $2,070 as of October 31, 2025 and January 31, 2025, respectively	111,243	118,006
Prepaid expenses and other current assets	78,206	63,795
Total current assets	498,708	477,749
Property and equipment, net	3,390	3,239
Operating lease right-of-use assets	38,045	43,185
Intangible assets, net	1,124,768	1,204,658
Goodwill	1,648,145	1,648,145
Other assets	85,005	71,574
Total assets	$3,398,061	$3,448,550
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,549	$14,361
Accrued compensation	43,735	69,330
Accrued liabilities	47,413	62,631
Operating lease liabilities	9,931	10,001
Total current liabilities	120,628	156,323
Long-term liabilities
Long-term debt, net of issuance costs	982,105	1,056,301
Operating lease liabilities, non-current	36,228	42,219
Other long-term liabilities	23,501	22,962
Deferred tax liability	101,573	55,834
Total long-term liabilities	1,143,407	1,177,316
Total liabilities	1,264,035	1,333,639
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 85,615 and 86,536 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	9	9
Additional paid-in capital	1,917,244	1,905,628
Accumulated other comprehensive income	8,837	—
Accumulated earnings	207,936	209,274
Total stockholders’ equity	2,134,026	2,114,911
Total liabilities and stockholders’ equity	$3,398,061	$3,448,550
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue
Service revenue	$120,286	$119,174	$357,943	$354,108
Custodial revenue	159,067	140,953	475,398	401,281
Interchange revenue	42,811	40,305	145,502	132,568
Total revenue	322,164	300,432	978,843	887,957
Cost of revenue
Service costs	76,889	86,860	240,050	246,122
Custodial costs	10,879	10,241	32,763	29,406
Interchange costs	6,333	6,305	21,061	24,213
Total cost of revenue	94,101	103,406	293,874	299,741
Gross profit	228,063	197,026	684,969	588,216
Operating expenses
Sales and marketing	24,411	22,636	70,317	67,655
Technology and development	65,916	60,189	192,156	174,859
General and administrative	30,880	31,789	86,406	102,285
Amortization of acquired intangible assets	27,002	28,350	81,005	84,876
Merger integration	1,159	34,437	3,700	38,357
Total operating expenses	149,368	177,401	433,584	468,032
Income from operations	78,695	19,625	251,385	120,184
Other expense
Interest expense	(14,049)	(18,155)	(43,862)	(45,377)
Other income, net	2,886	4,748	9,010	11,266
Total other expense	(11,163)	(13,407)	(34,852)	(34,111)
Income before income taxes	67,532	6,218	216,533	86,073
Income tax provision	15,840	515	51,072	15,735
Net income	$51,692	$5,703	$165,461	$70,338
Net income per share:
Basic	$0.60	$0.07	$1.92	$0.81
Diluted	$0.59	$0.06	$1.88	$0.79
Weighted-average number of shares used in computing net income per share:
Basic	85,995	87,193	86,397	86,935
Diluted	86,970	88,634	87,799	88,699
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$51,692	$5,703	$165,461	$70,338
Other comprehensive income
Cash flow hedges
Net unrealized gains, net of income tax expense of $2,935 and $3,005 for the three and nine months ended October 31, 2025, respectively	8,634	—	8,837	—
Total other comprehensive income	8,634	—	8,837	—
Comprehensive income	$60,326	$5,703	$174,298	$70,338
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Total stockholders' equity, beginning balance	$2,146,421	$2,157,037	$2,114,911	$2,035,021

Common stock:
Beginning balance	9	9	9	9
Issuance of common stock	—	—	—	—
Ending balance	9	9	9	9

Additional paid-in capital:
Beginning balance	1,919,312	1,886,765	1,905,628	1,829,384
Issuance of common stock	393	837	10,829	4,624
Stock-based compensation	20,542	21,123	53,946	74,717
Repurchases of common stock	(23,003)	(15,637)	(53,159)	(15,637)
Ending balance	1,917,244	1,893,088	1,917,244	1,893,088

Accumulated other comprehensive income:
Beginning balance	203	—	—	—
Other comprehensive income	8,634	—	8,837	—
Ending balance	8,837	—	8,837	—

Accumulated earnings:
Beginning balance	226,897	270,263	209,274	205,628
Repurchases of common stock	(70,653)	(44,376)	(166,799)	(44,376)
Net income	51,692	5,703	165,461	70,338
Ending balance	207,936	231,590	207,936	231,590

Total stockholders' equity, ending balance	$2,134,026	$2,124,687	$2,134,026	$2,124,687
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Nine months ended October 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$165,461	$70,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,975	123,269
Stock-based compensation	53,946	74,717
Amortization of debt discount and issuance costs	804	1,805
Loss on extinguishment of debt	—	1,576
Deferred taxes	42,734	(10,065)
Changes in operating assets and liabilities:
Accounts receivable, net	6,763	(1,819)
Prepaid expenses and other current and non-current assets	(8,444)	(11,672)
Operating lease right-of-use assets	5,050	5,004
Accrued compensation	(24,639)	(3,161)
Accounts payable, accrued liabilities, and other current liabilities	(11,269)	24,757
Operating lease liabilities, non-current	(5,963)	(5,796)
Other long-term liabilities	(1,239)	(4,845)
Net cash provided by operating activities	339,179	264,108
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(36,768)	(37,900)
Purchases of property and equipment	(1,643)	(1,756)
Acquisitions of HSA portfolios	(293)	(452,241)
Net cash used in investing activities	(38,704)	(491,897)
Cash flows from financing activities:
Principal payments on long-term debt	(75,000)	(536,875)
Repurchases of common stock	(218,234)	(58,513)
Proceeds from long-term debt	—	736,875
Payment of debt issuance costs	—	(3,748)
Settlement of client-held funds obligation, net	621	3,188
Proceeds from exercise of common stock options	5,449	5,046
Net cash provided by (used in) financing activities	(287,164)	145,973
Increase (decrease) in cash and cash equivalents	13,311	(81,816)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$309,259	$322,163
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Nine months ended October 31,
(in thousands)	2025	2024
Supplemental cash flow data:
Interest expense paid in cash	$46,457	$50,203
Income tax payments, net	7,351	23,817
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,447	4,754
Purchases of property and equipment included in accounts payable or accrued liabilities	101	106
Repurchases of common stock included in accrued liabilities	2,478	1,500
Exercise of common stock options receivable	5,390	7
Non-cash purchase consideration related to acquisitions of HSA portfolios	—	20,325
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
Basis of presentation
The accompanying condensed consolidated financial statements as of October 31, 2025 and for the three and nine months ended October 31, 2025 and 2024 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to project stages and establishes new criteria for the capitalization of internal-use software costs. The guidance will be effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively, retrospectively, or on a modified retrospective basis, including for in-process projects. We are currently evaluating the ASU to determine its impact on our consolidated financial statements.
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$51,692	$5,703	$165,461	$70,338
Denominator (basic):
Weighted-average common shares outstanding	85,995	87,193	86,397	86,935
Denominator (diluted):
Weighted-average common shares outstanding	85,995	87,193	86,397	86,935
Weighted-average dilutive effect of stock options and restricted stock units	975	1,441	1,402	1,764
Diluted weighted-average common shares outstanding	86,970	88,634	87,799	88,699
Net income per share:
Basic	$0.60	$0.07	$1.92	$0.81
Diluted	$0.59	$0.06	$1.88	$0.79
For the three months ended October 31, 2025 and 2024, 0.2 million and 0.1 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
For each of the nine months ended October 31, 2025 and 2024, 0.1 million shares attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Leasehold improvements	$14,048	$13,966
Furniture and fixtures	6,478	6,708
Computer equipment	19,845	19,218
Property and equipment, gross	40,371	39,892
Accumulated depreciation	(36,981)	(36,653)
Property and equipment, net	$3,390	$3,239
Depreciation expense was $0.4 million and $1.5 million for the three and nine months ended October 31, 2025, respectively, and $1.0 million and $3.7 million for the three and nine months ended October 31, 2024, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of October 31, 2025 and January 31, 2025, the balance of deferred revenue was $8.6 million and $17.1 million, respectively. The balances are related to cash received in advance for custodial and interchange revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 90% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities in the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three and nine months ended October 31, 2025 that was included in the balance of deferred revenue as of January 31, 2025 was $3.1 million and $9.5 million, respectively. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$2,234	$2,250	$6,708	$6,875
Sublease income	(1,388)	(987)	(3,960)	(2,944)
Net operating lease expense	$846	$1,263	$2,748	$3,931
Other income, net
Other income, net, consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Interest income	$2,864	$3,897	$8,961	$10,881
Other income, net	22	851	49	385
Total other income, net	$2,886	$4,748	$9,010	$11,266

Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Nine months ended October 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,628	$7,354
Right-of-use assets obtained in exchange for lease obligations	$(90)	$1,469
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	October 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$345,967	$(267,013)	$78,954
Acquired HSA portfolios	737,304	(161,457)	575,847
Acquired customer relationships	759,782	(295,589)	464,193
Acquired developed technology	132,825	(127,051)	5,774
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,988,778	$(864,010)	$1,124,768

	January 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$312,234	$(234,102)	$78,132
Acquired HSA portfolios	737,011	(124,606)	612,405
Acquired customer relationships	759,782	(256,820)	502,962
Acquired developed technology	132,825	(121,666)	11,159
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,954,752	$(750,094)	$1,204,658
Amortization expense was $38.4 million and $114.4 million for the three and nine months ended October 31, 2025, respectively, and $39.7 million and $119.5 million for the three and nine months ended October 31, 2024, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the nine months ended October 31, 2025.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations, and other purchase obligations and contractual commitments. There were no material changes during the nine months ended October 31, 2025, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	386,875	461,875
Principal amount	986,875	1,061,875
Less: unamortized discount and issuance costs (1)	4,770	5,574
Total debt, net	982,105	1,056,301
Less: current portion of long-term debt	—	—
Long-term debt, net	$982,105	$1,056,301
(1)In addition to the $4.8 million and $5.6 million of unamortized discount and issuance costs related to long-term debt as of October 31, 2025 and January 31, 2025, respectively, $6.4 million and $7.7 million of unamortized issuance costs related to the Company's Revolving Credit Facility are included within other assets in the condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. Accrued interest on the Notes was $2.3 million and $9.0 million as of October 31, 2025 and January 31, 2025, respectively, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
The Notes are unsecured senior obligations of the Company and rank equally in right of payment to all of its existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt.
The Notes are redeemable at the Company’s option, in whole or in part, at a redemption price if redeemed during the 12 months beginning (i) October 1, 2025 of 101.125%, and (ii) October 1, 2026 and thereafter of 100.000%, in each case of the principal amount of the Notes being redeemed, and together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may be required to make an offer to purchase the Notes upon the sale of certain assets or upon specific kinds of changes of control.
The Indenture contains covenants that impose significant operational and financial restrictions on the Company; however, these covenants generally align with the covenants contained in the Credit Agreement. See "Credit Agreement" below for a description of these covenants.
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a new five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), a portion of which was used to refinance the Company's prior credit agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. As of October 31, 2025, the outstanding balance under the Revolving Credit Facility was $386.9 million, which is included within long-term debt, net of issuance costs, in the condensed consolidated balance sheet. The maturity date of the Revolving Credit Facility is August 23, 2029.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of October 31, 2025, the interest rate on the Revolving Credit Facility was 5.32%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of October 31, 2025 and for the period then ended.
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
Note 7. Income taxes
The Company follows ASC 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three and nine months ended October 31, 2025, the Company recorded an income tax provision of $15.8 million and $51.1 million, respectively. This resulted in an effective income tax rate of 23.5% and 23.6% for the three and nine months ended October 31, 2025, respectively, compared with an effective income tax rate of 8.3% and 18.3% for the three and nine months ended October 31, 2024, respectively. For the three and nine months ended October 31, 2025, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense and changes to net state deferred tax liabilities due to state apportionment changes. For the three and nine months ended October 31, 2024, discrete tax items impacting the effective tax rate were primarily due to differences in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, adjustments to research and development tax credits, and an increase in unrecognized tax benefits.
As of October 31, 2025 and January 31, 2025, the Company’s total gross unrecognized tax benefit was $26.8 million and $24.1 million, respectively. If recognized, $23.4 million of the total gross unrecognized tax benefits would affect the Company's effective tax rate as of October 31, 2025.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the states of California and New York. Such examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. The Company concluded an examination by the state of Texas during the period ended October 31, 2025, and all necessary adjustments were immaterial. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
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
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3,183	$3,751	$9,684	$11,210
Sales and marketing	3,491	3,700	9,890	11,873
Technology and development	5,981	6,353	17,633	18,747
General and administrative	7,887	7,319	16,739	32,887
Total stock-based compensation expense	$20,542	$21,123	$53,946	$74,717

Stock award plans
Incentive Plan. The HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan") provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of October 31, 2025, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 3.0 million.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2025	369	$21.27 - 73.61	$48.13	2.5	$22,957
Exercised	(221)	$21.27 - 73.61	$49.12
Outstanding as of October 31, 2025	148	$24.36 - 73.61	$46.67	1.8	$7,097
Vested and expected to vest as of October 31, 2025	148		$46.67	1.8	$7,097
Exercisable as of October 31, 2025	148		$46.67	1.8	$7,097
Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2025	2,882	$76.82
Granted	1,211	93.92
Vested	(1,235)	83.99
Forfeited	(422)	76.97
Outstanding as of October 31, 2025	2,436	$81.66
Performance restricted stock units. During the nine months ended October 31, 2025, the Company awarded 139,451 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 3000 index as measured on January 31, 2028. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $17.7 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the nine months ended October 31, 2025, the Company awarded 46,485 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2028. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the nine months ended October 31, 2025 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with at least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.

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
The following table sets forth the common stock repurchased and subsequently retired during the three and nine months ended October 31, 2025:

	Three months ended October 31, 2025		Nine months ended October 31, 2025
(in thousands)	Shares	Amount	Shares	Amount
Common stock repurchases (1)	1,009	$93,656	2,376	$219,958
(1)Shares repurchased include unsettled repurchases as of October 31, 2025. Transaction fees and excise tax were recorded as part of the repurchase price.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of October 31, 2025, $258.8 million of common stock remained authorized for repurchase under the Company's common stock repurchase program.
Accumulated other comprehensive income
As of October 31, 2025, AOCI consisted of unrealized gains on cash flow hedges, net.
Note 10. Derivative financial instruments and hedging activities
Yields paid by the Company's depository partners and insurance company partners are impacted by the prevailing interest rate environment at the time HSA cash is placed with those partners. The Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash. These derivatives involve the Company and its counterparty agreeing to fix the price of a specified Treasury bond on a future date, ranging from January 2026 to August 2027, resulting in cash settlement for the difference between the fixed price and the market price on that date. The parties may elect net settlement of multiple transactions under certain conditions; however, the Company presents its derivative assets and liabilities on a gross basis on its condensed consolidated balance sheets. The gain or loss on the derivative is recorded in AOCI and subsequently reclassified into custodial revenue in the same periods during which the hedged transaction affects custodial revenue earned from the Company's depository partners and insurance company partners. As of October 31, 2025, each of the Company's derivatives was designated as a cash flow hedge. The Company did not use derivatives prior to fiscal 2026.
As of the October 31, 2025, the weighted average interest rate indicated by the Company's Treasury bond forwards was 3.94%.
Notional amount of derivative contracts
The notional amount of the Company's derivative instruments was as follows:

(in thousands, except number of instruments)	October 31, 2025		January 31, 2025
	Number of instruments	Notional	Number of instruments	Notional
Treasury bond forwards	17	$2,250,000	—	$—

Fair value of derivative contracts
The table below presents the fair value of the Company’s derivatives as well as their classification in the condensed consolidated balance sheet.

	October 31, 2025
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$6,845	$7,794	$(1,019)	$(1,778)
Effect of derivatives on the condensed consolidated financial statements
The pre-tax gains on the Company's cash flow hedges recognized in AOCI were as follows:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Treasury bond forwards	$11,569	$—	$11,842	$—
No reclassification from AOCI to earnings was recorded with respect to the Company's derivatives during the nine months ended October 31, 2025 or 2024. The estimated net amount of existing gains reported in AOCI as of October 31, 2025 that is expected to be reclassified into earnings within the next 12 months is $1.0 million.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of October 31, 2025, the fair value of the Notes was $584.3 million.
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

Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving and spending decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts ("HSAs") and other consumer-directed benefits ("CDBs") offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we provide consumers with payment processing services, personalized benefit information, access to healthcare solutions through our marketplace platform, the ability to earn wellness incentives, and investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers spend and save long-term for healthcare expenses on a tax-advantaged basis. As of October 31, 2025, we administered 10.1 million HSAs, with balances totaling $34.4 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.3 million as of October 31, 2025.
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
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2025, measured by HSA Assets. According to the 2025 Midyear Devenir HSA Research Report, as of June 2025, we were the largest HSA provider by number of accounts and the second largest HSA provider by HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.

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
We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, varied contract terms, and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. In addition, as further described in Note 10—Derivative financial instruments and hedging activities, the Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
Interest on our revolving credit facility changes frequently due to variable interest rate terms, and as a result, our interest expense is expected to fluctuate based on changes in prevailing interest rates.
Our proprietary technology
We believe that innovations incorporated in our technology differentiate us from our competitors and help drive our growth by enabling us to better assist consumers to make healthcare saving and spending decisions and maximize the value of their tax-advantaged benefits. Our full suite of CDB offerings complements our HSA solution and enhances our leadership position within the HSA sector. We are currently investing in a modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services. For example, we are continuing to make investments in the architecture and infrastructure of the technology that we use to provide our services to improve our transaction processing capabilities and support continued account and transaction growth, as well as in data-driven personalized engagement to help our members spend less, save more, and build wealth for retirement. In addition, we are investing in technology solutions to meet the evolving needs of our members, Clients and Network Partners. Our current innovation efforts include, among others, increasing member and client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing both traditional robotic process automation, providing our members access to healthcare solutions through our marketplace platform, and increasingly through AI tools including the Expedited Claims and HSAnswers tools, leveraging chip-enabled stacked cards, and mobile wallet.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	October 31, 2025	October 31, 2024	% Change	January 31, 2025
HSAs	10,108	9,508	6%	9,889
New HSAs from sales - Quarter-to-date	175	186	(6)%	471
New HSAs from sales - Year-to-date	487	568	(14)%	1,040
New HSAs from acquisitions - Year-to-date	—	616	*	616
HSAs with investments	802	717	12%	753
CDBs	7,172	6,955	3%	7,144
Total Accounts	17,280	16,463	5%	17,033
Average Total Accounts - Quarter-to-date	17,254	16,400	5%	16,677
Average Total Accounts - Year-to-date	17,140	16,177	6%	16,302
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.6 million, or 6%, from October 31, 2024 to October 31, 2025, driven by new HSAs from sales. The number of our CDBs increased by 0.2 million, or 3%, from October 31, 2024 to October 31, 2025, primarily driven by an increase in HRA and FSA accounts, partially offset by a decrease in other CDBs.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	October 31, 2025	October 31, 2024	% Change	January 31, 2025
HSA cash	$16,910	$16,386	3%	$17,435
HSA investments	17,536	13,601	29%	14,676
Total HSA Assets	34,446	29,987	15%	32,111
Average daily HSA cash - Quarter-to-date	16,942	16,441	3%	16,634
Average daily HSA cash - Year-to-date	17,080	16,064	6%	16,206
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
HSA cash increased by $0.5 billion, or 3%, from October 31, 2024 to October 31, 2025, due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $3.9 billion, or 29%, from October 31, 2024 to October 31, 2025, due to the increased market value of invested balances and transfers from HSA cash.
Total HSA Assets increased by $4.5 billion, or 15%, from October 31, 2024 to October 31, 2025, primarily due to the increased market value of invested balances and net HSA contributions from new and existing HSA members.

HSA cash maturity schedule
The following table summarizes the amount of HSA cash held by our Depository Partners and insurance company partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of October 31, 2025:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2026	$1.0	1.5%
2027	4.2	1.9%
2028	2.2	4.1%
2029	1.5	3.7%
Thereafter	7.5	4.5%
Total (1)	$16.4	3.5%
(1)Excludes $0.5 billion of HSA cash held in floating-rate contracts as of October 31, 2025.
Client-held funds

(in millions, except percentages)	October 31, 2025	October 31, 2024	% Change	January 31, 2025
Client-held funds	$803	$748	7%	$896
Average daily Client-held funds - Quarter-to-date	792	770	3%	798
Average daily Client-held funds - Year-to-date	859	823	4%	817
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2025	2024	2025	2024
Net income	$51,692	$5,703	$165,461	$70,338
Interest income	(2,864)	(3,897)	(8,961)	(10,881)
Interest expense	14,049	18,155	43,862	45,377
Income tax provision	15,840	515	51,072	15,735
Depreciation and amortization	11,778	12,371	34,970	38,393
Amortization of acquired intangible assets	27,002	28,350	81,005	84,876
Stock-based compensation expense	20,542	21,123	53,946	74,717
Merger integration expenses	1,159	34,437	3,700	38,357
Amortization of incremental costs to obtain a contract	1,982	1,702	5,859	5,015
Costs associated with unused office space	654	812	2,229	2,408
Other	(22)	(1,026)	(49)	(368)
Adjusted EBITDA	$141,812	$118,245	$433,094	$363,967

The following table sets forth our net income as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$51,692	$5,703	$45,989	806%	$165,461	$70,338	$95,123	135%
As a percentage of revenue	16%	2%			17%	8%
Our net income increased by $46.0 million, or 806%, from the three months ended October 31, 2024 to the three months ended October 31, 2025, primarily due to an increase in gross profit and a decrease in operating expenses. The decrease in operating expenses was primarily due to a non-recurring $30.0 million expense during the three months ended October 31, 2024 to settle a lawsuit related to a lease termination (the "Lease Settlement"), as described in Note 6 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. These changes were partially offset by an increase in income tax provision and are described more fully in the section entitled "Comparison of the three and nine months ended October 31, 2025 and 2024."
Our net income increased by $95.1 million, or 135%, from the nine months ended October 31, 2024 to the nine months ended October 31, 2025, primarily due to an increase in gross profit and a decrease in operating expenses. The decrease in operating expenses was primarily due to the non-recurring Lease Settlement during the nine months ended October 31, 2024. These changes were partially offset by an increase in income tax provision and are described more fully in the section entitled "Comparison of the three and nine months ended October 31, 2025 and 2024."
The following table sets forth our Adjusted EBITDA as a percentage of revenue:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Adjusted EBITDA	$141,812	$118,245	$23,567	20%	$433,094	$363,967	$69,127	19%
As a percentage of revenue	44%	39%			44%	41%
Our Adjusted EBITDA increased by $23.6 million, or 20%, from the three months ended October 31, 2024 to the three months ended October 31, 2025, primarily due to an increase in total revenue, a decrease in costs incurred to reimburse members impacted by outside fraud activity, efficiencies resulting from our technology investments, and a decrease in professional services expenses, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
Our Adjusted EBITDA increased by $69.1 million, or 19%, from the nine months ended October 31, 2024 to the nine months ended October 31, 2025, primarily due to an increase in total revenue, efficiencies resulting from our technology investments, a decrease in professional services expenses, and a decrease in costs incurred to reimburse members impacted by outside fraud activity, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$51,692	$5,703	$165,461	$70,338
Income tax provision	15,840	515	51,072	15,735
Income before income taxes - GAAP	67,532	6,218	216,533	86,073
Non-GAAP adjustments:
Amortization of acquired intangible assets	27,002	28,350	81,005	84,876
Stock-based compensation expense	20,542	21,123	53,946	74,717
Merger integration expenses	1,159	34,437	3,700	38,357
Costs associated with unused office space	654	812	2,229	2,408
Loss on extinguishment of debt	—	1,576	—	1,576
Total adjustments to income before income taxes - GAAP	49,357	86,298	140,880	201,934
Income before income taxes - Non-GAAP	116,889	92,516	357,413	288,007
Income tax provision - Non-GAAP (1)	29,223	23,129	89,353	72,002
Non-GAAP net income	87,666	69,387	268,060	216,005

Diluted weighted-average shares	86,970	88,634	87,799	88,699
GAAP net income per diluted share	$0.59	$0.06	$1.88	$0.79
Non-GAAP net income per diluted share	$1.01	$0.78	$3.05	$2.44
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
Our non-GAAP net income increased by $18.3 million, or 26%, from the three months ended October 31, 2024 to the three months ended October 31, 2025, primarily due to an increase in total revenue, a decrease in costs incurred to reimburse members impacted by outside fraud activity, efficiencies resulting from our technology investments, and a decrease in professional services expenses, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
Our non-GAAP net income increased by $52.1 million, or 24%, from the nine months ended October 31, 2024 to the nine months ended October 31, 2025, primarily due to an increase in total revenue, efficiencies resulting from our technology investments, a decrease in professional services expenses, and a decrease in costs incurred to reimburse members impacted by outside fraud activity, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
Our use of non-GAAP net income has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Key components of our results of operations
Revenue
We generate revenue from three primary sources: service revenue, custodial revenue, and interchange revenue.
Service revenue.    We earn service revenue primarily from the fees we charge our Network Partners, Clients, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. With respect to our Network Partners and Clients, our fees are generally based on a fixed tiered structure for the duration of the relevant service agreement and are paid to us on a monthly basis. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest his or her HSA Assets through our investment partner from which we earn recordkeeping and advisory fees, calculated as a percentage of the member's HSA investments. We recognize revenue on a monthly basis as services are rendered to our members and Clients.
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
Cost of revenue
Service costs.    Service costs are primarily comprised of costs related to servicing accounts, managing Client and Network Partner relationships and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), costs to reimburse members from outside fraud activity, new member and participant supplies, and other operating costs related to servicing our members.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of October 31, 2025, we have not recorded a valuation allowance on federal deferred tax assets, but we have recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability in our condensed consolidated balance sheet.
Comparison of the three and nine months ended October 31, 2025 and 2024
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service revenue	$120,286	$119,174	$1,112	1%	$357,943	$354,108	$3,835	1%
Custodial revenue	159,067	140,953	18,114	13%	475,398	401,281	74,117	18%
Interchange revenue	42,811	40,305	2,506	6%	145,502	132,568	12,934	10%
Total revenue	$322,164	$300,432	$21,732	7%	$978,843	$887,957	$90,886	10%
Service revenue. The $1.1 million, or 1%, increase in service revenue from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to the increases in the number of Total Accounts and the amount of HSA investments, largely offset by lower average service fees per account.

The $3.8 million, or 1%, increase in service revenue from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to the increases in the number of Total Accounts and the amount of HSA investments, largely offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to increases in Total Accounts and HSA investments, partially offset by lower average service fees per account.
Custodial revenue. The $18.1 million, or 13%, increase in custodial revenue from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to an increase in average annualized yield on HSA cash from 3.17% for the three months ended October 31, 2024 to 3.53% for the three months ended October 31, 2025 (due to both HSA cash placed with Depository Partners at higher yields and increased participation in our Enhanced Rates offering) and the $0.5 billion, or 3%, increase in average daily HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
The $74.1 million, or 18%, increase in custodial revenue from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to an increase in average annualized yield on HSA cash from 3.07% for the nine months ended October 31, 2024 to 3.51% for the nine months ended October 31, 2025 (due to both HSA cash placed with Depository Partners at higher yields and increased participation in our Enhanced Rates offering) and the $1.0 billion, or 6%, increase in average daily HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
On an annual basis, assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as our existing agreements with our Depository Partners are renewed or replaced with agreements with higher rates, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. As Basic Rates contracts mature, we intend to transfer the associated HSA cash into Enhanced Rates contracts unless the HSA member affirmatively opts to remain in the Basic Rates offering. Refer to the HSA cash maturity schedule in the section entitled “Key financial and operating metrics.”
Interchange revenue. The $2.5 million, or 6%, increase in interchange revenue from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to an increase in Total Accounts.
The $12.9 million, or 10%, increase in interchange revenue from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased $21.7 million, or 7%, from the three months ended October 31, 2024 to the three months ended October 31, 2025 due to the increases in custodial, interchange, and service revenues, described above.
Total revenue increased $90.9 million, or 10%, from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 due to the increases in custodial, interchange, and service revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service costs	$76,889	$86,860	$(9,971)	(11)%	$240,050	$246,122	$(6,072)	(2)%
Custodial costs	10,879	10,241	638	6%	32,763	29,406	3,357	11%
Interchange costs	6,333	6,305	28	0%	21,061	24,213	(3,152)	(13)%
Total cost of revenue	$94,101	$103,406	$(9,305)	(9)%	$293,874	$299,741	$(5,867)	(2)%
Service costs. The $10.0 million, or 11%, decrease in service costs from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to a decrease in costs incurred to reimburse members impacted by outside fraud activity and efficiencies resulting from our technology investments, partially offset by increases in costs to support the increase in Total Accounts and member interactions.
The $6.1 million, or 2%, decrease in service costs from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to efficiencies resulting from our technology investments and a decrease in costs incurred to reimburse members impacted by outside fraud activity, partially offset by increases in costs to support the increase in Total Accounts and member interactions.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect service costs to decrease as a result of our technology investments in security and further operational efficiencies, partially offset by higher costs resulting from an increase in Total Accounts.
Custodial costs. The $0.6 million, or 6%, increase in custodial costs from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to the $0.5 billion, or 3%, increase in average daily HSA cash, as described above, as well as an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.23% during the three months ended October 31, 2024 to 0.24% during the three months ended October 31, 2025.
The $3.4 million, or 11%, increase in custodial costs from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to the $1.0 billion, or 6%, increase in average daily HSA cash, as described above, as well as an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.23% during the nine months ended October 31, 2024 to 0.24% during the nine months ended October 31, 2025.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect custodial costs to increase due to an increase in average daily HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $28 thousand, or less than 1%, increase in interchange costs from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to an increase in Total Accounts, offset by efficiencies resulting from the transition to a single card processor.
The $3.2 million, or 13%, decrease in interchange costs from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to efficiencies resulting from the transition to a single card processor, partially offset by an increase in Total Accounts and an increase in spend per account using our payment cards.
Total cost of revenue. Cost of revenue as a percentage of total revenue decreased to 30.0% for the nine months ended October 31, 2025 compared to 33.8% for the nine months ended October 31, 2024, due to total revenue increasing at a significantly higher rate (10%) than total cost of revenue (2%). On an annual basis, relative to the fiscal year ended January 31, 2025, we expect that our cost of revenue will decrease in dollar amount, primarily due to a decrease in service costs. We expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue and a decrease in service costs, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended October 31,				Nine months ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$24,411	$22,636	$1,775	8%	$70,317	$67,655	$2,662	4%
Technology and development	65,916	60,189	5,727	10%	192,156	174,859	17,297	10%
General and administrative	30,880	31,789	(909)	(3)%	86,406	102,285	(15,879)	(16)%
Amortization of acquired intangible assets	27,002	28,350	(1,348)	(5)%	81,005	84,876	(3,871)	(5)%
Merger integration	1,159	34,437	(33,278)	(97)%	3,700	38,357	(34,657)	(90)%
Total operating expenses	$149,368	$177,401	$(28,033)	(16)%	$433,584	$468,032	$(34,448)	(7)%
Sales and marketing. The $1.8 million, or 8%, increase in sales and marketing expenses from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to increases in advertising expenses, partially offset by decreases in personnel-related expenses.
The $2.7 million, or 4%, increase in sales and marketing expenses from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to increases in advertising expenses, partially offset by decreases in personnel-related expenses.
We expect our sales and marketing expenses to increase as we continue to focus on brand awareness and Client and member engagement programs, including campaigns to reach individuals who are newly eligible for HSAs under recent legislative expansion. On an annual basis, relative to the fiscal year ended January 31, 2025, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $5.7 million, or 10%, increase in technology and development expenses from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to increases in software costs and personnel-related expenses.
The $17.3 million, or 10%, increase in technology and development expenses from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to increases in software costs and personnel-related expenses.
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
General and administrative. The $0.9 million, or 3%, decrease in general and administrative expenses from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due to a decrease in professional services expenses, partially offset by increases in personnel-related expenses.
The $15.9 million, or 16%, decrease in general and administrative expenses from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to a decrease in stock-based compensation expense resulting from the retirement of our former chief executive officer and a decrease in professional services expenses, partially offset by increases in personnel-related expenses.
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

Amortization of acquired intangible assets. The $1.3 million, or 5%, decrease in amortization of acquired intangible assets from the three months ended October 31, 2024 to the three months ended October 31, 2025 was due to a smaller carrying amount of intangible assets that have not been fully amortized.
The $3.9 million, or 5%, decrease in amortization of acquired intangible assets from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due to a smaller carrying amount of intangible assets that have not been fully amortized, partially offset by amortization of intangible assets added through the BenefitWallet HSA portfolio acquisition during the nine months ended October 31, 2024.
On an annual basis, relative to the fiscal year ended January 31, 2025, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. Merger integration expenses decreased by $33.3 million, or 97%, from the three months ended October 31, 2024 to the three months ended October 31, 2025, primarily due to the non-recurring Lease Settlement during three months ended October 31, 2024. Merger integration expenses during the three months ended October 31, 2025 consisted primarily of professional fees, including expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
Merger integration expenses decreased by $34.7 million, or 90%, from the nine months ended October 31, 2024 to the nine months ended October 31, 2025, primarily due to the non-recurring Lease Settlement during nine months ended October 31, 2024. Merger integration expenses during the nine months ended October 31, 2025 consisted primarily of professional fees, including expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
On an annual basis, we expect merger integration expense to continue to decrease as we complete the remaining merger integration activities.
Interest expense
The $4.1 million, or 23%, decrease in interest expense from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily due a lower average interest rate on borrowings with variable interest rate terms and a lower average principal balance.
The $1.5 million, or 3%, decrease in interest expense from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily due a lower average interest rate on borrowings with variable interest rate terms and a lower average principal balance.
As of October 31, 2025, borrowings under our revolving credit facility were $386.9 million and had a stated interest rate of 5.32%. As of October 31, 2024, borrowings under our prior credit agreement were $511.9 million and had a stated interest rate of 6.34%. The decrease in principal was due to prepayments of $100.0 million during the twelve months ended October 31, 2025.
The interest rate on our revolving credit facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $1.9 million decrease in other income, net, from the three months ended October 31, 2024 to the three months ended October 31, 2025 was due to decreases in interest income on corporate cash and other miscellaneous income, net.
The $2.3 million decrease in other income, net, from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was due to decreases in interest income on corporate cash and other miscellaneous income, net.
Income tax provision
The $15.3 million increase in income tax provision from the three months ended October 31, 2024 to the three months ended October 31, 2025 was primarily the result of an increase in pre-tax book income and a decrease in research and development tax credits, partially offset by a decrease in nondeductible executive compensation.
The $35.3 million increase in income tax provision from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 was primarily the result of an increase in pre-tax book income, a decrease in tax deductible stock-based compensation compared to GAAP stock-based compensation expense, and a decrease in research and development tax credits, partially offset by a decrease in nondeductible executive compensation.

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
As of October 31, 2025 and January 31, 2025, cash and cash equivalents were $309.3 million and $295.9 million, respectively.
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
Our credit agreement includes a senior secured revolving credit facility in an aggregate principal amount of up to $1.0 billion, which matures on August 23, 2029 and may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of October 31, 2025, the outstanding balance under the revolving credit facility was $386.9 million. We were in compliance with all covenants under the credit agreement as of October 31, 2025, and for the period then ended. We continue to be in compliance with all covenants under the credit agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the nine months ended October 31, 2025, we used $218.2 million for common stock repurchases. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
During the nine months ended October 31, 2025, we prepaid $75.0 million under our credit agreement.
Capital expenditures for the nine months ended October 31, 2025 and 2024 were $38.4 million and $39.7 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2026 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Nine months ended October 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$339,179	$264,108
Net cash used in investing activities	(38,704)	(491,897)
Net cash provided by (used in) financing activities	(287,164)	145,973
Increase (decrease) in cash and cash equivalents	13,311	(81,816)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$309,259	$322,163
Cash flows from operating activities. Net cash provided by operating activities increased by $75.1 million from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 primarily due to increased cash receipts with respect to our custodial, interchange, and service revenues, partially offset by the timing of cash payments for personnel-related costs and accrued liabilities.
Cash flows from investing activities. Net cash used in investing activities decreased by $453.2 million from the nine months ended October 31, 2024 to the nine months ended October 31, 2025 due to a $451.9 million decrease in cash used to acquire HSA portfolios, a $1.1 million decrease in cash used for purchases of software and capitalized software development costs, and a $0.1 million decrease in cash used for purchases of property and equipment.
Cash flows from financing activities. Net cash used in financing activities was $287.2 million during the nine months ended October 31, 2025, compared to $146.0 million of net cash provided by financing activities during the nine months ended October 31, 2024. The change was due to a $736.9 million decrease in proceeds from long-term debt, a $159.7 million increase in cash used for repurchases of common stock, and a $2.6 million decrease in net cash received in the settlement of client-held funds obligations, partially offset by a $461.9 million decrease in principal payments on our long-term debt, a $3.7 million decrease in debt issuance costs associated with long-term debt, and a $0.4 million increase in proceeds from the exercise of common stock options.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of October 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. There have been no significant or material changes in our critical accounting policies during the nine months ended October 31, 2025, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the nine months ended October 31, 2025 and 2024, no one customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, and derivatives. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of October 31, 2025 and January 31, 2025 were $309.3 million and $295.9 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of October 31, 2025 and January 31, 2025 was $111.2 million and $118.0 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. Our derivative contracts are executed with a reputable financial institution, and we do not believe our derivative contracts expose us to significant credit risk. We continue to monitor the credit risk associated with our financial instruments on an ongoing basis.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of October 31, 2025 and January 31, 2025, we held in custody HSA Assets of $34.4 billion and $32.1 billion, respectively. As a non-bank custodian, we contract with our Depository Partners and insurance company partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates. As HSA Assets increase and existing contracts with Depository Partners expire, we seek to enter into new contracts with Depository Partners and insurance company partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of Depository Partners and insurance company partners, and varied contract terms substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our Depository Partners and insurance company partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
During the nine months ended October 31, 2025, we have entered into derivative contracts to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash; however, we continue to have exposure to such risks to the extent they are not hedged. See Note 10—Derivative financial instruments and hedging activities for further information.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of October 31, 2025 and January 31, 2025, we held Client-held funds of $803 million and $896 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of October 31, 2025 and January 31, 2025, we had unrestricted cash and cash equivalents of $309.3 million and $295.9 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of October 31, 2025 and January 31, 2025, we had $386.9 million and $461.9 million, respectively, outstanding under our revolving credit facility. The stated interest rate on our revolving credit facility is variable and was 5.32% as of October 31, 2025. Our overall interest rate sensitivity under the revolving credit facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our revolving credit facility as of October 31, 2025 would result in approximately $3.9 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of October 31, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended October 31, 2025 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1 - 31	349	$90.27	349	$320,253
September 1 - 30	318	$93.37	318	$290,507
October 1 - 31	342	$92.66	342	$258,846
Total	1,009		1,009
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
(2)Average price paid per share includes transaction fees but excludes excise tax associated with the repurchases.
Item 5. Other information
Rule 10b5-1 plan elections
Except as described below, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended October 31, 2025.
On October 14, 2025, Michael Fiore, our Executive Vice President and Chief Commercial Officer, entered into a Rule 10b5-1 trading arrangement (the “Fiore Arrangement”). The Fiore Arrangement provides for the sale, between January 13, 2026 and December 15, 2026, of up to 19,532 aggregate shares of the Company’s common stock held directly by Mr. Fiore. The Fiore Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: December 3, 2025	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer