Form 10-K
period 2026-01-31
HEALTHEQUITY, INC.
filed 2026-03-17
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2025, based on the closing price of $97.00 for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market was approximately $7.0 billion. For purposes of determining whether a stockholder was an affiliate of the registrant at July 31, 2025, the registrant assumed that a stockholder was an affiliate of the registrant at July 31, 2025 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the registrant, at July 31, 2025. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2026, there were 84,478,406 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement related to its 2026 annual meeting of stockholders (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Part I
Item 1. Business
Company overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving, spending, and investing decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts (“HSAs”) and other consumer-directed benefits (“CDBs”) offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we provide consumers with payment processing services, personalized benefit information, access to healthcare solutions through our marketplace, and investment advice to grow their tax-advantaged healthcare savings. We believe the shift to greater consumer responsibility for healthcare costs will require a significant portion of consumers under the age of 65 with private health insurance in the United States to use offerings such as ours.
The core of our offerings is the HSA, a financial account through which consumers save, spend, and invest their healthcare dollars on a tax-advantaged basis. As of January 31, 2026, we administered 10.6 million HSAs, with balances totaling $36.5 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.8 million as of January 31, 2026.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2026, our platforms were integrated with more than 200 Network Partners.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2025, measured by HSA Assets. According to the 2025 Midyear Devenir HSA Research Report, as of June 2025, we were the largest HSA provider by number of accounts and the second largest HSA provider by HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology, which enables our members to better save, spend, and invest their healthcare dollars. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to assist consumers is enhanced by our capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems.
Our business model provides strong visibility into our future operating performance, with the vast majority of our accounts opened before the start of our fiscal year.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Clients, Network Partners, and account holders, which we refer to as members, for the administration services we provide in connection with the HSAs and other CDBs we offer. Service revenue also includes revenues earned from invested HSA Assets and our marketplace. We earn custodial revenue primarily from HSA cash held by our insurance company partners, HSA cash held by our federally insured bank and credit union partners, which we collectively call our Depository Partners, and Client-held funds deposited with our Depository Partners. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue.
BenefitWallet HSA portfolio acquisition. In fiscal 2025, we acquired the BenefitWallet HSA portfolio, comprised of approximately 616,000 HSAs plus other accounts, which collectively totaled $2.7 billion of HSA Assets, from Conduent Business Services, LLC for a purchase price of $425.0 million. We paid the purchase price using $225.0 million of borrowings under our revolving credit facility, with the remainder paid using cash on hand.
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
To be eligible to contribute to an HSA, an individual must be covered under a high-deductible healthcare plan, or HDHP, have no additional health coverage, not be enrolled in Medicare, and not be claimed as a dependent on someone else’s tax return. HSAs have several tax-advantaged benefits, subject to applicable limitations, which we call the "triple tax savings": (1) individuals can claim a tax deduction for contributions they make to their HSAs, and contributions that their employers make to their HSAs may be excluded from their gross income for purposes of federal and most state income and employment tax; (2) the interest or earnings on the assets in the account, including reinvestment, accumulate without being subject to tax; and (3) distributions may be tax free if they are used to pay qualified medical expenses. There is no requirement to provide receipts to us to substantiate HSA distributions to members as members are responsible for substantiation, whether made through our payment card or directly from our online HSA platform. Additionally, taxable distributions other than for qualified medical expenses are permitted without penalty (although subject to income tax) after age 65. Balances remain in the account until used, i.e., there is no “use or lose” requirement. An HSA is owned by the member; it remains the member’s property upon a change of employment, health plan or retirement.
Investment platform and advisory services. We offer an investment platform and access to an online-only automated investment advisory service to all of our members whose account balances exceed a stated threshold. These services are entirely elective to the member. The advisory service is delivered through a web-based tool, Advisor, which is offered and managed by HealthEquity Advisors, LLC, our SEC-registered investment adviser subsidiary. HealthEquity Advisors, LLC provides investment advice to its clients exclusively through the Advisor tool on an interactive website. Members who utilize our investment platform or subscribe for Advisor services pay asset-based fees which include the cost of the advisory service and all other expenses associated with transactions made through these online tools.
Advisor provides investment education guidance and management, including maintaining HSA cash (liquidity) in amounts directed by the member, targeting risk appropriate portfolio diversification, and mutual fund selection.
We offer investors access to three levels of service:
•Self-driven: For members who do not subscribe for Advisor, we provide an investment platform to invest HSA balances. Neither we nor Advisor provides advice to members in respect of investments on the platform. We also offer a self-directed brokerage option through a third-party partner;
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
COBRA. We provide federal COBRA and state continuation administration services to employer Clients. COBRA generally requires eligible employers to offer continuation coverage to qualified beneficiaries for a period that varies based on the qualifying event (generally 18 months for termination or reduction in hours and up to 36 months for certain other events). We also offer direct‑billing services and participant support for individuals who elect continuation coverage.
Commuter programs. We administer pre-tax commuter benefit programs through which employers are permitted to provide employees with commuter benefits including qualified transit and parking. The maximum monthly federal (and sometimes state) tax free exclusion is indexed for inflation.
Marketplace. We provide HSA and FSA members with access to certain healthcare products, programs, and services through our marketplace, with tax‑advantaged payment options using their HealthEquity accounts. Our marketplace is made available through partnerships with third‑party providers. These providers are responsible for the related clinical services (including prescribing medications, where applicable), fulfillment, and ongoing member support. Marketplace offerings may vary by Client or health plan partner and are subject to change over time.
Our competitive landscape
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including well-known retail investment companies, such as Fidelity Investments, and healthcare service companies such as UnitedHealth Group's Optum and Webster Bank) are in a position to devote more resources to the development, sale and support of their products and services than we have at our disposal. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners and ecosystem partners may also choose to offer competitive services directly, as some health plans have done. The products, programs, and services made available through our marketplace are part of highly competitive markets and introduce new and sophisticated competitors to us. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
Our competitive strengths and strategy
We believe we are well-positioned to benefit from the transformation of the healthcare benefits market. Our technology platforms are aligned with a healthcare environment that rewards consumer engagement and fosters an integrated consumer experience for tax-advantaged saving, spending, and investing. Generally, our members begin by building tax-advantaged savings through contributions to their HSAs. These savings deliver immediate, practical value by helping members pay for qualified medical care, including through our marketplace. Our members' HSA savings can also be invested for long-term growth and, over time, become an important component of their financial planning. We believe that our offerings complement and reinforce one another and that member retention increases as they use their accounts with greater frequency and confidence.
Market leadership. We have established a leadership position in the HSA industry through our focus on innovation and differentiated capabilities. Our leadership position is evidenced by the increase in our market share (measured by HSA Assets), from 4% in December 2010 to 20% in June 2025, as reported in the 2025 Midyear Devenir HSA Research Report, which stated that we were the largest HSA provider by number of accounts and the second largest HSA provider by HSA Assets.

Differentiated consumer experience. We have designed our solution and support services to deliver a differentiated consumer experience, which is a function of our culture and technology. We believe this provides an advantage relative to legacy competitors.
•Culture:    We seek to provide customer-friendly experiences for our members, Clients, and Network Partners through what we call our "Purple" service. We believe our Purple culture is a significant factor in our ability to attract and retain customers and to address opportunities in the rapidly changing healthcare sector.
•Technology:    We believe our technology helps us drive member outcomes and deliver on our commitment to provide Purple service. We tailor the content of our technology platforms and the guidance of our experts to be timely, personal, and relevant to each member. For example, our technology generates health savings strategies that are delivered to our members when they interact with our platforms, including our mobile application.
•Customer service and education: As a key part of our strategy and commitment to provide Purple service, our team members work directly with our Network Partners, Clients, and members, educating them about the benefits of our HSAs and other products. We employ individuals who provide real-time assistance to our members via telephone, email, or chat.
Bundled solution for HSAs and complementary CDBs. We are a market-share leader in the administration of HSAs and each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver a bundled offering of HSAs and complementary CDBs. We believe that our ability to provide a combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.
Large and diversified channel access. We believe our differentiated distribution platforms provide a competitive advantage by efficiently enabling us to reach a growing consumer market. Our solution is built on a business-to-business-to-consumer, or B2B2C, channel strategy, whereby we work with Network Partners and Clients to reach consumers in addition to marketing our services to these potential members directly. Reaching the consumer is critical in order for us to increase the number of our HSA members. Our integrations with Network Partners have provided, and continue to provide, a key channel through which we gain access to Clients and members.
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
Proprietary and integrated technology solution. We have a proprietary cloud-based technology solution, which we believe is differentiated for the key reasons described below. We are currently investing in a modernization of our proprietary technology platforms, including through the increasing use of artificial intelligence ("AI") tools and technologies, to support new opportunities and enhance security, privacy and platform infrastructure, while maintaining existing applications, features, and services.
•Complete solution for managing consumer healthcare saving, spending, and investing: We believe our technology platforms and marketplace drive member outcomes by enabling our members to use this technology based on their own needs and desires. For example, our members utilize our HSA platform to evaluate and pay healthcare bills through the member portal, which allows members to pay their healthcare providers, receive reimbursements, learn of savings opportunities for prescription drugs, and invest their HSA Assets for long-term growth. Members also utilize the platform’s mobile app to view and pay claims on-the-go, including uploading medical and insurance documentation to the platform with their mobile phone cameras.
•Purpose-built technology:    Our technology solution was designed specifically to serve the needs of our members, Network Partners, other ecosystem partners and our Clients. We believe our technology enables us to both provide customer-friendly experiences and drive member outcomes by providing greater functionality and flexibility than the technologies used by our competitors, many of which were originally developed for banking, benefits administration or retirement services. We believe we are one of few providers with a solution that encompasses all of the core functionalities of healthcare saving and spending in one integrated, secure, and compliant system, including custodial administration of individual savings and investment accounts, card and electronic funds transaction processing, benefits enrollment and eligibility, electronic and paper medical claims processing, medical bill presentment, tax-advantaged reimbursement account administration, HSA trust administration, online investment advice, and sophisticated analytics.
•Innovation:    We continue to invest in technology solutions to meet the evolving needs of our Network Partners, Clients and members. Among other things, we also increasingly use AI tools and technologies to improve customer service, lower costs, and increase efficiencies. Our current innovation efforts include, among others, increasing member and Client self-service capabilities, developing application programming interfaces (APIs), driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing traditional robotic process automation, providing our members access to healthcare solutions through our marketplace, and AI tools including the Expedited Claims and HSAnswers tools, leveraging chip-enabled stacked cards, and mobile wallet.
•Data integration:    Our technology solution allows us to integrate data from disparate sources. We utilize APIs to integrate with health plans, pharmacy benefit managers, employers, and other benefits provider systems. A key part of our strategy is to integrate into our partners' ecosystems, rather than requiring them to conform to ours, as many of our partners’ systems rely on custom data models, non-standard formats, complex business rules, and security protocols that are difficult or expensive to change. We believe that this integration enables us to deepen our partnerships with our Network Partners and other ecosystem partners.
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
Scalable operating model. We believe that our model is scalable because our services are accessed primarily through our cloud-based technology platforms. After initial on-boarding and a period of education, our service costs for any given customer typically decline over time. Our opportunity to earn high-margin revenue from existing HSA members grows over time because as our HSA members’ balances grow, our custodial revenue and recordkeeping and advisory service revenues increase without equivalent incremental cost to us.
Enhanced Rates. We partner with large, highly rated insurance company partners to hold, through group annuity contracts or other similar arrangements, HSA cash. We refer to this as our "Enhanced Rates" offering. Enhanced Rates is our default HSA cash offering, and a significant portion of new HSA cash is placed in Enhanced Rates. An increase in the percentage of HSA cash held in our Enhanced Rates offering positively impacts our custodial revenue, as we generally receive a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners, which we refer to as our "Basic Rates" offering. In addition, increased participation in our Enhanced Rates offering reduces our exposure to short-term fluctuations in prevailing interest rates because contract repricing occurs gradually, at approximately 10% per year. The percentage of HSA cash held in our Enhanced Rates offering has increased, and we expect that it will continue to increase. As our Basic Rates contracts continue to expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
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
Selective acquisition strategy. We have historically acquired HSA portfolios and businesses that we believe strengthen our service offerings. We expect to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements. Our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner.

Our technology
Technology platforms. We provide secure cloud-based platforms, accessed by our members online via our mobile application or a desktop, through which our members are empowered to make health saving, spending and investment decisions, pay healthcare bills, receive personalized benefit information, and grow their savings. The platforms provide users with access to services we provide as well as services provided by third parties selected by us or by our Network Partners. We are increasingly using AI tools and technologies to increase efficiencies and reduce costs while developing AI-powered technologies to improve our customer experience. Our delivery model for these platforms eliminates the need for our Clients to install and maintain hardware and software in order to support HSA and other CDB programs and enables us to rapidly implement product enhancements across our entire user base.
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
In February 2006, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity, Inc. to custody HSA Assets for individual account holders. In July 2017, HealthEquity, Inc. received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity, Inc. to custody HSA Assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian, the Company must maintain net worth (assets minus liabilities) greater than 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2026, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
Privacy and data security regulations
In the provision of HSA custodial services and directed third-party administration services for FSAs and HRAs, we are subject to the Financial Services Modernization Act of 1999 (Gramm-Leach-Bliley Act or GLBA), the Health Insurance Portability and Accountability Act of 1996 (HIPAA, as amended by the Health Information Technology for

Economic and Clinical Health Act), and similar state laws. The products and services made available through our marketplace may subject us to additional federal, state, and local laws and regulations.
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
Various states also have laws and regulations that impose additional restrictions on our collection, storage, use, and disclosure of personal information. Privacy regulation in particular has become a priority issue in many states and with the federal government. For example, the California Consumer Privacy Act (“CCPA”) protects certain privacy rights of California consumers and requires companies, such as ours, that process information on California residents, to make disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a private right of action for data breaches. The CCPA does not generally apply to data subject to GLBA or HIPAA. We expect further privacy requirements to be applicable to us as a result of additional recently passed, and likely upcoming, state privacy laws similar to CCPA, which may expand consumers’ rights with respect to their personal information. Several of these laws do not apply to entities or data subject to GLBA or HIPAA. The federal government also at times considers legislative and regulatory proposals concerning privacy, data protection, and cybersecurity, which may require us to implement and maintain additional operational or compliance measures.
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
In July 2025, the “One Big Beautiful Bill Act” was signed into law, which expanded HSA availability to individuals with Bronze and Catastrophic health plans and expanded HSA eligibility to include a broader range of healthcare services.
Further changes to healthcare regulation remain under consideration, including "Medicare for all" plans. In addition, legislative proposals to either increase access to HSAs and similar accounts, and conversely legislation that would curtail them, are commonly introduced in both chambers of Congress and could be taken up at any time.
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
Intellectual property
Intellectual property is important to our success. We rely on trademarks, patents, and other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes, and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our team members and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our team members and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business.
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
As of January 31, 2026, we had 2,814 team members.

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
•We offer a broad leadership development program to improve team member engagement and productivity.
•We coordinate an annual company-wide learning series. Open to all teammates, sessions include leadership development, emotional intelligence, technical skills, and other professional development topics.
•We also offer an annual summit for company leadership that provides an opportunity to discuss strategic priorities and initiatives and focus on leadership development and effective leadership workshops.
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
As of October 2025, our team member engagement score was 78% favorable, 15% neutral, and 7% unfavorable, based on a participation rate of 86%. We believe that our team member engagement impacts our ability to retain our team members. For the fiscal year ended January 31, 2026, our total team member turnover was 25% and our voluntary turnover was 10%.

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
Failure to adequately place and safeguard HSA cash and Client-held funds, or the failure of any of our insurance company partners or Depository Partners, could materially and adversely affect our business, financial condition, and results of operations.
As a non-bank custodian, we rely on our insurance company partners and federally insured custodial Depository Partners to hold HSA cash that we custody. The portion of HSA cash held by our insurance company partners continues to increase with the increasing adoption of our Enhanced Rates program. The HSA cash held through our insurance company partners is not federally insured, and our members bear the risk of loss with respect to either the failure of the insurance company partner holding their HSA cash or the breach by the insurance company partner of its obligations to guarantee principal or pay interest thereon. In addition, we deposit Client-held funds with our Depository Partners in interest-bearing demand deposit accounts, and federal deposit insurance may not be available for certain Clients.
If any material adverse event were to affect one of our insurance company partners or Depository Partners, including a significant decline in its financial condition, a decline in the quality of its service, a loss of deposits, its inability to comply with applicable insurance, banking, or other regulatory requirements, systems failure, or its inability to return principal or pay interest thereon, our business, financial condition, and results of operations could be materially and adversely affected. In addition, in the event of such a failure of, or breach by, one of our insurance company partners, the HSA cash held through that insurance company partner would be at risk and no assurance can be given that our contractual arrangements with that insurance company partner would be sufficient for our members to fully recover their HSA cash, which would in turn result in reputational and financial harm to the Company.
In addition, certain of our insurance company partners have commitments to us with respect to the interest rates paid; however, some of these commitments are conditional upon certain market events or the satisfaction of our obligations to the partner. A reduction of the interest rate payable, or a requirement that we post collateral in lieu of any such reduction, could have a material and adverse impact on our business, financial condition, and results of operations.
Failure to adequately manage the liquidity of the custodial assets held by our insurance company partners and Depository Partners could materially and adversely affect our business, financial condition, and results of operations.
Certain of our arrangements with our insurance company partners and Depository Partners require that we keep a minimum amount of HSA cash with such partner. If we fail to comply with those minimum HSA cash requirements, including as a result of withdrawals by our members, we may be subject to penalties payable to our partners or a reduction in the interest paid to us under such arrangements. Such penalties or reductions, if imposed, could have a material and adverse impact on our business, financial condition, and results of operations, and we may not have sufficient capital on hand to pay such penalties.

A decline in interest rates would reduce our income on our HSA Assets and Client-held funds and our ability to attract HSA contributions.
We partner with our insurance company partners and Depository Partners to hold our HSA Assets and other Client-held funds. We earn a substantial portion of our revenue from fees we earn from our insurance company partners and Depository Partners which comprised approximately 48%, 45%, and 39% of our revenues during the fiscal years ended January 31, 2026, 2025, and 2024, respectively. A decline in prevailing interest rates would negatively impact our business by reducing the yield we realize on our HSA Assets and other Client-held funds. In addition, if we do not offer competitive interest rates on HSA Assets, our members may choose another HSA custodian. Any such scenario could materially and adversely affect our business and results of operations.
A decline in the value of invested HSA Assets would adversely affect our results of operations.
If the value of invested HSA Assets that our members hold declines, whether due to market conditions or other factors, our fees received on invested HSA Assets, which are based on a percentage of the asset values, would be adversely affected, which would in turn negatively impact our results of operations.
If we are not successful in adapting to our rapidly evolving industry, our growth may be limited, and our business may be adversely affected.
The market for our products and services is subject to rapid and significant change and competition. The market for administering HSAs and other CDBs is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition, price sensitivity, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry, industry consolidation, and the substantial resources available to our existing and potential competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our Clients, Network Partners, marketplace partners, and members.
Any diminution in the use of HSAs or other CDBs would materially adversely affect us.
We believe that many consumers are not familiar with, or do not fully appreciate, the tax-advantaged benefits of HSAs and other CDBs. Our success depends on the willingness of consumers to increase their use of HSAs and other CDBs, our ability to increase engagement, and our ability to demonstrate the value of our services to our existing and potential Clients, Network Partners, and members.
If our members do not fully use their HSAs or CDBs, if employers reduce or cease to offer HSAs or other CDB programs, if the rate of adoption of these accounts decreases, if existing Clients, Network Partners, and members do not recognize or acknowledge the benefits of our services or we do not drive engagement, then the market for our services might decline or develop more slowly than we expect, which could adversely affect our operating results.
The expanding use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase or create new operational and competitive risks.
AI technologies – including generative AI – present numerous opportunities, such as benefits from increased operational efficiencies and innovative new products. The use of AI technologies by us, our service providers, and our competitors has increased recently, and we expect it to further increase rapidly. We utilize AI to streamline administrative processes and improve the experience for our members. These applications have and likely will continue to become increasingly important to our operations.
However, the development and deployment of such technologies also pose significant risks. For example, new products and services incorporating or utilizing AI and machine learning may raise technological, security, legal, reputational, and other risks and challenges related to, among other items, the use of personal information or the information of clients who have not granted permission for the use of their data in such AI systems, flaws in our models or training datasets that may result in biased or inaccurate results, or other unanticipated outcomes, ethical considerations regarding AI, potential infringement of third-party intellectual property rights, exposure of data, and our ability to safely deploy and implement governance and controls for AI systems. We are also exposed to risks arising from the use of AI technologies by bad actors, who may use such technologies to commit fraud, misappropriate funds, and facilitate cyberattacks. Further, our competitors may adopt AI or generative AI more quickly or more effectively than we do, causing competitive harm. AI is subject to rapidly evolving domestic and international laws and regulations, the scope and requirements of which may be inconsistent across jurisdictions and which could impose significant costs and obligations on us. Any of these risks could negatively impact our reputation, the demand for our products and services, and our financial condition and results of operations.

We may be unable to compete effectively against our current and future competitors.
The market for our products and services is highly competitive. We view our competition in terms of direct and indirect competitors. Our direct HSA competitors are well-known retail investment companies, such as Fidelity Investments, HSA custodians and administrators that include state or federally chartered banks, such as Webster Bank and Optum Bank, insurance companies, and non-bank custodians approved by the U.S. Treasury. We also have numerous indirect HSA administration competitors, including benefits administrators and health plans, that license technology platforms and partner with other HSA custodians to provide "white label" HSA offerings. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks, and these competitors have entered, and others may also enter, the HSA market or expand existing HSA offerings to compete with us. Our marketplace initiative also faces competition from telehealth companies with whom we are not affiliated, other providers of similar marketplaces, the producers of products and services competitive with the products and services made available through our marketplace, as well as from similar initiatives by our direct HSA competitors.
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
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors have and may continue to establish or strengthen cooperative relationships with our current or future Network Partners, marketplace partners, or other strategic partners, thereby limiting our ability to promote our solution with these parties. We have seen an increase in Network Partners that have decided to offer HSAs or other CDBs directly to their customers, and a continuation of this trend would significantly reduce our channel partner opportunities and result in account attrition.
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
We derived 15%, 15%, and 16% of our total revenue during the fiscal years ended January 31, 2026, 2025, and 2024, respectively, from interchange fees that are paid to us when our customers utilize our payment cards. These fees represent a percentage of the expenses transacted on each card. If our customers do not use these payment cards at the rate we expect, if they elect to withdraw funds using a non-revenue generating mechanism such as direct reimbursement, or if other alternatives to these payment cards develop, our results of operations, business, and prospects would be materially adversely affected.
If we fail to operate our marketplace effectively, if our Network Partners, Clients, or members respond negatively to our marketplace, or if our marketplace partners, products, or services are disrupted, our business may be adversely affected.
We generate revenue from our marketplace partners who provide the HSA or FSA eligible products and services, including access to telehealth consultations, certain healthcare programs, and certain prescription medications through a third-party partner, to our members. The growth of our marketplace is dependent on our ability to operate the marketplace in a regulatorily compliant manner, market to members effectively and in a cost-efficient manner, and adapt to demands of our Network Partners, Clients, and members. Failure to operate the marketplace effectively could have a negative impact on our growth opportunities.
In addition, negative publicity concerning our marketplace, our marketplace partners, or member experience using our marketplace could limit acceptance of this offering by our Network Partners, Clients, or members, which would adversely affect our revenue and future growth opportunities.
We are dependent upon the partnerships we have entered into for certain of the products, programs, and services available in our marketplace which could be negatively affected if those partnerships are disrupted or experience negative publicity. Such disruption of our partners, along with any negative developments regarding the products, programs, and services made available through the marketplace, could damage our brand, subject us to liability, affect our ability to retain Network Partners, Clients and members, and harm our business and financial results.
The products, programs, and services made available through our marketplace may also subject us to additional federal, state, and local laws and regulations, and a failure to comply with any such law or regulation could have a negative effect on our business, financial condition, and results of operations, and may expose us to civil and criminal penalties. For example, one of our marketplace partners, in addition to offering branded GLP-1 medications as part of its weight loss programs, also offers access to compounded GLP-1 medications, and the regulatory environment around compounded GLP-1 medications has been volatile. The products, programs, and services made available through the marketplace are part of highly competitive markets, and introduce new and more sophisticated competitors to us, which could result in scrutiny, competitive pressures, and litigation from these competitors.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our reputation, results of operations, and financial condition.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud, and operate successfully as a public company. Any failure, whether in connection with our growth, acquisitions, or otherwise, to execute on our internal controls and continue to maintain effective internal controls, to timely implement any necessary additional improvement to our internal controls, or to effect remediation of any future material weakness or significant deficiency could, among other things, result in losses from fraud or error, harm our reputation, result in regulatory fines, penalties, or investigations, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our reputation, results of operations, or financial condition.
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
Data security, technological, and intellectual property risks
Cyber attacks, including ransomware attacks, or other privacy or data security incidents could materially adversely impact our business.
As one of the largest providers of HSAs and other CDBs, our proprietary technology platforms enable the exchange of, and access to, sensitive information. As a result, we are frequently the target of cyber attacks, including ransomware attacks, which means we must continue to monitor and take steps to secure each of our technology platforms, making sure these platforms are aligned to our industry benchmark security posture. In addition, geopolitical events, including the war between Russia and Ukraine, have resulted in, and may continue to result in, an increase in cyber attacks.
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
Our ability to ensure the security of our technology platforms and sensitive customer and partner information is critical to our operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure are vulnerable to cybersecurity threats, including attacks by hackers, AI-powered threats, human error, insider threats, and other malfeasance or outages. Such threats could result in actual security events that compromise our networks, or those of third-party service providers on which we rely, and result in the information stored or transmitted there to be accessed, modified, or used in an unauthorized manner, publicly disclosed, lost, or stolen. Such access, use, disclosure, or other loss of information may result in regulatory scrutiny, and legal claims and liability, including under laws that protect the privacy of personal information, as it has in the recent past. Cybersecurity events disrupt our operations and the services we provide to our Clients, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, operations, and competitive position.
Security breaches, including a major breach of our network security and systems, could result in serious negative consequences for our business, including the loss of sensitive information, theft or loss of actual funds, litigation, indemnity obligations to our Clients, fines, penalties, regulatory scrutiny, and other liabilities, including under laws that protect the privacy of personal information, and disrupt our operations and the services we provide to our members, Clients and Network Partners. We have been the victim of such breaches, which have damaged our reputation and caused a loss of confidence in our products and services, and which may lead to a reduction in demand and result in an unwillingness of members, Clients, Network Partners, and other data owners to provide us with their payment information or personal information, and otherwise harm our brand. Furthermore, when third parties improperly obtain and use the personal information of our members, we are required to expend significant resources to investigate and resolve these problems.
While we have security measures in place, we have experienced data privacy incidents in the past, including an incident in 2024 in which a business partner's user account containing personally identifiable information was breached. As a result of the incident, we are now subject to a consolidated putative class action lawsuits seeking unspecified damages, and we are subject to regulatory inquiries related to the incident, which may lead to fines or other enforcement by these regulators. Whether as a result of these incidents, or if our security measures are breached again or unauthorized access to data is otherwise obtained as a result of third-party action, team member error, or otherwise, our reputation could be significantly damaged, our business may suffer, and we could incur substantial liability, which could result in loss of sales, Clients and Network Partners.
Because techniques used to obtain unauthorized access to or sabotage systems change frequently and such novel techniques, including by use of AI technologies by threat actors, may not be identified until they are launched against a target, we may be unable to anticipate, or to implement adequate preventative measures to address, these techniques. Any or all of these issues could negatively impact our ability to attract new, or increase engagement by, members, Clients and Network Partners, and subject us to third-party lawsuits, regulatory actions or fines, contractual liability, and other action or liability, thereby harming our operating results or financial condition.

Fraudulent activity, whether involving member accounts or our third-party service providers, has led, and could continue to lead, to financial and reputational damage to us and could reduce the use and acceptance of our products and services.
Criminals are using increasingly sophisticated methods, including AI, to obtain personal information, which they then use to commit fraud. As a non-bank custodian of HSAs, we are frequently targeted by sophisticated and persistent bad actors for fraudulent activity, through various tactics such as high-volume credential stuffing attacks, denial of service attacks, and social engineering attacks, among others. For example, in the fiscal year ended January 31, 2025, and the fiscal quarter ended April 30, 2025, we experienced a significant increase in the volume and sophistication of outside fraudulent activity targeting member accounts, resulting in a significant loss to us as we incurred service costs to reimburse and protect impacted members. Losses due to fraud committed against us and our Clients, members, and Network Partners may not be covered by insurance policies, and losses not covered by insurance may be material. Even in the event that losses relating to fraudulent activity are covered by insurance, premiums and/or deductibles related to our insurance coverage may increase or the scope of our coverage may decrease, any of which could have an adverse impact on our financial results.
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
We rely on certain cloud-based software licensed from third parties to run our business. This software may experience outages, may not continue to be available to us on commercially reasonable terms and any loss of the right to use any of this software could result in, among others, delays in producing our financial statements, risks to our security environment, or the provisioning of our products and services until equivalent technology is either developed by us, or, if available, identified, obtained, and integrated into our systems and processes, which would likely take a significant amount of time and harm our business. In addition, we have service level agreements with certain of our Clients and Network Partners for which the availability of this software is critical. Any decrease in the availability of our services as a result of errors, defects, a disruption, or failure of our licensed software may require us to provide significant fee credits or refunds to our customers. Our software licensed from third parties is also subject to change or upgrade, which may result in us incurring significant costs to implement such changes or upgrades and interruptions or delays in our services as a result of such changes or upgrades.
Developing and implementing new and updated applications, features, and services for our technology platforms may be more difficult than expected, may take longer and cost more than expected, or may result in the platforms not operating as expected.
Attracting and retaining new Clients and Network Partners requires us to continue to improve the technology underlying our proprietary technology platforms and requires our technology to operate as expected. In addition, potential Clients and Network Partners are increasingly seeking a bundled solution, encompassing a wide range of features. We are currently investing in a modernization of our proprietary technology platforms to support new opportunities and enhance security, privacy, and platform infrastructure, while maintaining existing applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement this modernization without disruption to our existing applications, features, and services, or if we encounter technical obstacles that result in the technology not operating properly, we may lose potential and existing Clients and Network Partners. We rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our content offerings, products, and services. These efforts may be more expensive than expected, take longer to develop and implement, and require additional personnel and resources.

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
New products and services, including those incorporating or utilizing AI and machine learning, may raise technological, security, legal, and other risks and challenges related to, among other items, the use of personal information in such AI systems, flaws in our models or training datasets that may result in biased or inaccurate results or other unanticipated outcomes, ethical considerations regarding AI, potential infringement of third-party intellectual property rights, and our ability to safely deploy and implement governance and controls for AI systems. Realization of these risks could negatively impact our reputation, the demand for our products and services, our financial condition and results of operations, and otherwise draw adverse regulatory scrutiny.
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
•extended power loss or other failure of critical infrastructure;
•telecommunications failures from multiple telecommunications providers;
•natural disaster or an act of terrorism;
•software and hardware errors, or failures in our own systems or in other systems;
•mistakes in updating, maintaining, and accessing databases, data centers, and servers;
•network environment disruptions such as computer viruses, hacking, and similar problems in our own systems and in other systems;
•theft and vandalism of equipment; and
•actions or events caused by or related to third parties.
We attempt to mitigate these risks through various business continuity efforts, including redundant infrastructure, 24/7/365 system activity monitoring, backup and recovery procedures, use of a secure storage facility for backup media, separate production and test systems, and change management and system security measures, but our precautions, even after previous incidents, may not protect against all potential problems. Our data recovery centers are equipped with physical space, power, storage and networking infrastructure and Internet connectivity to support our technology platforms in the event of the interruption of services at our data centers. Even with these data recovery centers, our operations can be interrupted during transition processes when our primary and other data centers experience failures. Disruptions at our data centers may cause disruptions to our technology platforms and lead to data loss or corruption. We have experienced interruptions and delays in service and availability for data centers, and bandwidth and other technology issues in the past. Frequent or persistent system failures that result in the unavailability of our technology platforms or slower response times could reduce our members', Clients', and Network Partners' ability to access our technology platforms, impair the delivery of our products and services, and harm the perception of our platforms as reliable, trustworthy, and consistent. Any future errors, failure, interruptions, or delays experienced in connection with these third-party technologies could delay access to our products by members, Clients and Network Partners, which would harm our business. This could damage our reputation, subject us to potential liability or costs related to defending against claims or cause our members, Clients and Network Partners to cease doing business with us, any of which could negatively impact our financial results.
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
We are subject to privacy regulations, including regarding the access, use, and disclosure of personal information, and the privacy breaches that we or our third-party service providers have experienced or may experience in the future could result in substantial financial and reputational harm, including possible criminal and civil penalties.
We and certain third party service providers process sensitive personal information in connection with our services, including, where applicable, protected health information and nonpublic personal information. A failure to comply with evolving privacy and data protection requirements including sector-specific regimes such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which govern protected health information, the Gramm-Leach-Bliley Act, which governs nonpublic personal information, and various state privacy and breach-notification laws, or a failure to prevent unauthorized access to or disclosure of personal information due to cyberattack, human error, system misconfiguration, third‑party compromise, or other security incident or event could result in regulatory investigations, penalties, litigation (including class actions), contractual claims, member losses, remediation and monitoring costs, operational disruption, and reputational harm. We experienced privacy/security incidents in the past (including an incident in 2024 involving a third-party user account) and future incidents could have greater impact. While we maintain formal privacy and security programs, third‑party oversight, and incident response and notification processes designed to mitigate risks to the confidentiality, integrity, and availability of the sensitive information, including personal information that we hold, residual risk remains. Compliance costs may increase as requirements and expectations continue to change, along with the possibility of costly penalties in the event we are deemed to not be in compliance with such laws and regulations. Privacy and data protection regulation have become priority issues in many states, and, as such, the regulatory environment is continually changing. For example, many states provide a private right of action for data breaches. Additional privacy requirements are expected as new state and federal privacy laws are enacted.

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
Regulatory changes and changes in the enforcement environment may have an adverse result on our business.
Changes to regulations and the enforcement environment create uncertainty around our business and our Clients. In addition, changes to the legal, regulatory, or political environment may require management's attention, divert resources from other areas, and expose us to potential liability.
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
We, and the banks that issue our prepaid debit cards, are subject to Payment Card Industry Data Security Standards and Visa association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. Failure to comply with these rules and standards could result in significant fines, other penalties, or the termination of our interchange revenue agreements. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards, or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange fees, could have a material adverse effect on our results of operations, financial condition, business, and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin, and materially adversely affect our results of operations, financial condition, business, and prospects.

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
As we continue to innovate and improve our products and services by leveraging automated decision making, machine learning, and AI, our business model may be affected by global trends and laws that regulate the use of these developing technologies. Such laws or regulations may restrict or impose burdensome and costly requirements on our ability to use AI and machine learning and also may impact our ability to use certain data for developing our products and services.
Compliance with regulatory requirements requires resources and takes significant time and effort. Any claim of non-compliance, regardless of merit or ultimate outcome, could subject us to investigation by the HHS, the DOL, the SEC, the Wyoming Division of Banking, or other regulatory authorities. This in turn could result in additional claims or class action litigation brought on behalf of our members, Clients or Network Partners, any of which, regardless of merit or ultimate outcome, could result in substantial cost to us and divert management’s attention and other resources away from our operations. Furthermore, investor perceptions of us may suffer, and this could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule, or regulation. In addition, all of our business is subject, to varying degrees, to fiduciary and other service provider obligations under ERISA, the Internal Revenue Code, and underlying regulations. A failure to comply with these or other regulatory and compliance obligations could subject us to disgorgement of profits, excise taxes, civil penalties, private lawsuits, and other costs, including reputational harm.
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
Risks relating to our service and culture
Any failure to offer high-quality member, Client, and Network Partner support services could adversely affect our relationships with our members, Clients, and Network Partners and our operating results.
Our members, Clients, and Network Partners depend on our support and education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in demand for education and support services. Increased demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results.
Our sales process is highly dependent on the reputation of our products, services, and business and on positive recommendations from our existing members, Clients and Network Partners. Further, we use third-party service providers for certain call centers and COBRA claims and transaction processing, including certain offshore service providers for member chat service, which service providers may not provide the same quality of support services for our Clients and members. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective customers, and our business and operating results. We promote 24/7/365 education and support along with our proprietary technology platforms. Interruptions or delays that inhibit our ability to meet that standard have hurt our reputation and ability to attract and retain customers, and any such interruptions or delays in the future would likely also do so.
We rely on our management team and team members, and our business could be harmed if we are unable to retain qualified personnel.
Our success depends, in part, on the skills, working relationships and continued services of our executive team and other key personnel. While we have entered into employment agreements with our executive officers, all of our team members are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable team members, in addition to salary and cash incentives, we provide equity-based awards that vest over time or based on performance. The value to team members of these awards will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. Volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel and other team members. For example, competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New team members may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our team member turnover rate increases, our business, results of operations, and financial condition could be materially and adversely affected.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including through our acquisitions, we have found it difficult to maintain these important aspects of our corporate culture. In addition, it is difficult to instill our culture in our now predominantly remote workforce. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
We rely on a single bank identification number ("BIN") sponsor in relation to the payment cards we issue. A BIN sponsor is a bank or credit union that provides the BIN that allows a prepaid card program to run on one of the major card brand networks (e.g., VISA, MasterCard, Discover, or American Express). Our BIN sponsor enables us to link the payment cards that we offer our members to the VISA network, thereby allowing our members to use our payment cards to pay for expenses with a “swipe” of the card. If any material adverse event were to affect our BIN sponsor, including a significant decline in the financial condition of such BIN sponsor, a decline in the quality of service provided by our BIN sponsor, the inability of our BIN sponsor to comply with applicable banking and financial service regulatory requirements or industry standards, systems failure, or the inability of our BIN sponsor to pay us fees, our business, financial condition, and results of operations could be materially and adversely affected because we may be forced to reduce the availability of, or eliminate entirely, our payment card offering, which would materially impact our interchange revenue. In addition, we do not have long-term contracts with our BIN sponsor, and our BIN sponsor may increase the fees charged to us or terminate our relationship. If we were required to change our BIN sponsor, we could not accurately predict the success of such change or that the terms of our agreement with a new BIN sponsor would be as favorable to us, especially in light of the regulatory scrutiny of the payment card industry, which has rendered the market for BIN sponsor services less competitive.
Replacing our third-party service providers would be difficult and disruptive to our business.
We have entered into contracts with third-party service providers to provide critical services relating to our business, including the redesign of our technology platforms, fraud management and other customer verification services, transaction processing and settlement, telephony services, call centers, and card production. In the past, certain of these service providers have failed to maintain adequate levels of support, did not provide high quality service to us and our members, increased the fees they charge us, discontinued their lines of business, terminated our contractual arrangements, or ceased or reduce operations, and as a result, we suffered additional costs and were required to pursue new third-party relationships, which resulted in reputational harm, material disruption of our operations and our ability to provide our products and services, missed service-level agreements with Clients and Network Partners, and diverted management’s time and resources, and these events and consequences could happen with our current service providers moving forward. Transitioning to a new service provider often takes a significant amount of time and resources and, if we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, such as our payment card services, which could disrupt services to our customers and adversely affect our business, financial condition, reputation, and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.
Growth-related risks
Our acquisition and investment strategies may not be successful.
As a key part of our strategy, we seek to acquire or invest in assets, businesses, products, or technologies that we believe would complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. There is no assurance that we will be successful in consummating such acquisitions or investments, or even if consummated, realize the anticipated benefits of these or any future acquisitions or investments. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions or investments, whether or not they are consummated.
Acquisitions and investments also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses or businesses we invest in that are not discovered during the due diligence process. If an acquisition or investment fails to meet our expectations, our operating results, business, and financial condition may suffer. Certain of our past transactions also resulted in dilutive issuances of equity securities and the incurrence of additional debt, and future acquisitions or investments could result in additional dilutive issuances of equity securities or the incurrence of additional debt, which could adversely affect our business, results of operations, or financial condition.
Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
The continued rapid expansion and development of our business has placed a significant strain upon our management and administrative, operational, and financial infrastructure. As of January 31, 2026, we had approximately 10.6 million HSAs and $36.5 billion in HSA Assets representing growth of 7% and 14%, respectively, from January 31, 2025. Our growth strategy contemplates further increasing the number of our HSAs, CDBs, and HSA Assets at relatively higher growth rates than industry averages. However, the rate at which we have been able to add new HSAs, CDBs, and HSA Assets in the past may not be indicative of the rate at which we will be able to grow in the future.

Our success depends in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new team members, obtain financing for our capital needs, leverage and expand our systems and data effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, utilize cost saving measures including artificial intelligence efficiently, enter and grow new initiatives such as our marketplace, and manage the pressures on our management and administrative, operational, and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition, and results of operations could be materially and adversely affected.
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
Our ability to attract and retain new customer revenue from existing customers will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction, and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to earn significant revenue. If we are unable to successfully develop, ourselves or through partnerships, or acquire new products or services or enhance our existing products or services to meet member or network partner requirements, our results of operations, financial condition, business, or prospects may be materially adversely affected.
We may need to record write-downs from future impairments of identified intangible assets and goodwill.
Our consolidated balance sheet includes significant intangible assets, including approximately $1.65 billion in goodwill and $1.10 billion in intangible assets, together representing approximately 81% of our total assets as of January 31, 2026. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. We test our goodwill for impairment each fiscal year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. This is particularly relevant to us given our recent acquisition history and the amount of goodwill and intangible assets on our balance sheet associated with those acquisitions. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.
Integration of our acquisitions may not be successful, and we may not realize the synergies anticipated from our acquisitions.
The success of our acquisitions depends in part on our ability to realize the anticipated business opportunities from combining the operations of the acquired businesses with our business in an efficient and effective manner. Integration of our acquisitions could take longer and be more costly than anticipated, and it could result in the loss of key team members, the disruption of our ongoing business and the acquired business, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with team members, Clients, Network Partners, or other third parties, and could harm our financial performance. In addition, we may not realize the anticipated cost, revenue, and other synergies associated with successfully integrating our acquisitions.
Financing and related risks
Our substantial debt could limit our ability to fund operations, expose us to interest rate volatility, limit our ability to raise additional capital, and have a material adverse effect on our ability to fulfill our obligations under our Credit Agreement and Indenture and to our Network Partners, Clients, and members.
We are party to a credit agreement (the "Credit Agreement"), which consists of a five-year senior secured revolving credit facility in the aggregate principal amount of $1 billion (the “Revolving Credit Facility”), of which $361.9 million was outstanding as of January 31, 2026. We have also issued $600 million of 4.50% unsecured Senior Notes due 2029 (the "Notes"). Under the Credit Agreement, we have the right to request additional loans or commitments in an amount up to $450 million, plus (ii) an additional amount so long as the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 3.85 to 1.00 as of the date such loans or commitments are incurred. We also have the right to incur additional debt from time to time, subject to the restrictions contained in the Credit Agreement and the indenture under which the Notes were issued (the "Indenture"). The substantial debt we have outstanding, combined with our other financial obligations and contractual commitments, has important consequences, including the following:
•our level of debt may make it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the Credit Agreement or the Indenture and the agreements governing such other debt;
•we use a portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments, alliances, and other general corporate requirements;
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
•our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments, joint ventures, and other general corporate requirements;
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
•enter into agreements that restrict dividends or other payments from subsidiaries; and
•consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
The terms of the Revolving Credit Facility in the Credit Agreement also require us to achieve and maintain compliance with specified financial ratios and contain the following restrictions:
•limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•adversely affect our ability to finance our operations, strategic acquisitions, investments, alliances, or other capital needs or to engage in other business activities that would be in our interest.
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
Certain provisions in our governing documents could make a merger, tender offer, or proxy contest involving us difficult; even if such events would be beneficial to the interests of our stockholders. These provisions include the inability of our stockholders to act by written consent and certain advance notice procedures with respect to stockholder proposals and nominations for candidates for the election of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and Delaware law to prevent or delay a transaction involving a change in control of our company, even if doing so would benefit our stockholders.
The exclusive forum provision in our amended and restated certificate of incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or team members.
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
During the fiscal year ended January 31, 2026, no known cybersecurity threats materially affected, or we believe are reasonably likely to materially affect, our business, our business strategy, financial reporting, or results of operations.
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
Holders
As of March 3, 2026, there were 19 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend policy
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.
Issuer Purchases of Equity Securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended January 31, 2026 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1 - 30	217	$98.99	217	$237,346
December 1 - 31	289	$94.85	289	$209,929
January 1 - 31	371	$86.94	371	$177,705
Total	877		877
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. For additional information related to our stock repurchase program, see Note 10—Stockholders' equity to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Average price paid per share includes transaction fees but excludes excise taxes associated with the repurchases.

Performance graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return of the NASDAQ Composite Index (the "NASDAQ Composite"), the Russell 3000 Index (the "Russell 3000"), and the Russell 2000 Index (the "Russell 2000") from January 31, 2021 through January 31, 2026. Beginning with this Form 10-K for the fiscal year ended January 31, 2026, we changed one of our benchmark indexes from the Russell 2000 to the Russell 3000, as we believe that the Russell 3000 is more representative of our median peer group market capitalization. Data for the Russell 2000 is provided for comparison purposes only as we transition to use of the Russell 3000. The chart assumes $100 was invested on January 31, 2021 in the common stock of HealthEquity, Inc., the NASDAQ Composite, the Russell 3000, and the Russell 2000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Performance graph
$200
$175
$150
$125
$100
$75
$50
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
01/31/26
Period Ending
HQY
NASDAQ Composite
Russell 3000
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
Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving, spending, and investing decisions. We use our innovative technology to manage consumers' tax-advantaged HSAs and other CDBs offered by employers, including FSAs and HRAs, and to administer COBRA, commuter and other benefits. As part of our services, we provide consumers with payment processing services, personalized benefit information, access to healthcare solutions through our marketplace, and investment advice to grow their tax-advantaged healthcare savings.
The core of our offerings is the HSA, a financial account through which consumers save, spend, and invest their healthcare dollars on a tax-advantaged basis. As of January 31, 2026, we administered 10.6 million HSAs, with balances totaling $36.5 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.8 million as of January 31, 2026.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly. As of January 31, 2026, our platforms were integrated with more than 200 Network Partners.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of June 2025, measured by HSA Assets. According to the 2025 Midyear Devenir HSA Research Report, as of June 2025, we were the largest HSA provider by number of accounts and the second largest HSA provider by HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology, which enables our members to better save, spend, and invest their healthcare dollars. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to assist consumers is enhanced by our capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Clients, Network Partners, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. Service revenue also includes revenues earned from invested HSA Assets and our marketplace. We earn custodial revenue primarily from HSA cash held by our insurance company partners, HSA cash held by our federally insured bank and credit union partners, which we collectively call our Depository Partners, and Client-held funds deposited with our Depository Partners. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue.
BenefitWallet HSA portfolio acquisition. In fiscal 2025, we acquired the BenefitWallet HSA portfolio, comprised of approximately 616,000 HSAs plus other accounts, which collectively totaled $2.7 billion of HSA Assets, from Conduent Business Services, LLC for a purchase price of $425.0 million. We paid the purchase price using $225.0 million of borrowings under our Revolving Credit Facility, with the remainder paid using cash on hand.

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
Our selective acquisition strategy
We have historically acquired HSA portfolios and businesses that we believe strengthen our service offerings. We expect to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, be limited from making acquisitions due to depository capital requirements. Our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner.
Structural change in U.S. health insurance
We derive revenue primarily from healthcare-related saving and spending by consumers in the U.S., which are driven by changes in the broader healthcare industry, including the structure of health insurance. According to the 2025 KFF Employer Health Benefits Survey, the average family premium for health insurance has risen by 26% since 2020 and 53% since 2015, resulting in increased participation in HSA-qualified health plans and HSAs and increased consumer cost-sharing in health insurance more generally. In July 2025, the “One Big Beautiful Bill Act” was signed into law, which expanded HSA availability to individuals with Bronze and Catastrophic health plans and expanded HSA eligibility to include a broader range of healthcare services.. We believe that continued growth in healthcare costs and related factors will spur continued growth in HSA-qualified health plans and HSAs and may encourage additional policy changes making HSAs or similar vehicles available to new populations such as individuals in Medicare. However, the timing and impact of these and other developments in U.S. healthcare are uncertain. Moreover, changes in healthcare policy, such as "Medicare for all" plans, could materially and adversely affect our business in ways that are difficult to predict.
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
Broad distribution footprint
We believe we have a diverse distribution footprint to attract new Clients and Network Partners. Our sales force calls on enterprise and regional employers in industries across the U.S., as well as potential Network Partners from among health plans, benefits administrators, and retirement plan record keepers. Our integrations with Network Partners provide a key channel through which we gain access to Clients and members. Our Network Partners collectively employ thousands of sales representatives and account managers who promote both the Network Partners' products and our products and services. Our sales representatives and account management teams work with and train the sales representatives and account management teams of our Network Partners.
Product breadth
We are a leader in administering HSAs and each of the major categories of complementary CDBs, including FSAs and HRAs, COBRA and commuter benefits. Our Clients and their benefits advisors increasingly seek HSA providers that can deliver a bundled offering of HSAs and complementary CDBs. With our CDB capabilities, we can provide employers with a single partner for both HSAs and complementary CDBs, which is preferred by the vast majority of employers, according to research conducted for us by Aite Group. We believe that the combination of HSA and complementary CDB offerings significantly strengthens our value proposition to employers, health benefits brokers and consultants, and Network Partners as a leading single-source provider.

Interest rates
As a non-bank custodian, our members’ custodial HSA cash assets are held by either our insurance company partners through group annuity contracts or other similar arrangements (our "Enhanced Rates" offering) or by our federally insured Depository Partners (our "Basic Rates" offering), pursuant to contractual arrangements we have with these Depository Partners. As our Basic Rates contracts continue to expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates.
HSA members who allocate HSA cash to our Enhanced Rates offering retain a higher yield compared to our Basic Rates offering. An increase in the percentage of HSA cash held in our Enhanced Rates offering also positively impacts our custodial revenue, as we generally earn a higher yield on HSA cash held by our insurance company partners compared to cash held by our Depository Partners. The yields paid by our insurance company partners are impacted by the prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the responses of our competitors to them, also determine the amount of interest retained by our members.
The lengths of our agreements with Depository Partners typically range from three to five years and may have fixed or variable interest rate terms. As with our insurance company partners, the terms of new and renewing agreements with our Depository Partners are impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the responses of our competitors to them, also determine the amount of interest retained by our members.
We believe that increased participation in our Enhanced Rates offering, diversification of insurance company partners and Depository Partners, varied contract terms, and other factors reduce our exposure to short-term fluctuations in prevailing interest rates and mitigate the short-term impact of sustained increases or declines in prevailing interest rates on our custodial revenue. In addition, as further described in Note 11—Derivative financial instruments and hedging activities, the Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash. Over longer periods, sustained shifts in prevailing interest rates affect the amount of custodial revenue we can realize on custodial assets and the interest retained by our members.
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
We are investing in technology solutions to meet the evolving needs of our members, Clients and Network Partners. We also increasingly use AI tools and technologies to improve customer service, lower costs, and increase efficiencies. Our current innovation efforts include, among others, increasing member and Client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing traditional robotic process automation, providing our members access to healthcare solutions through our marketplace, and AI tools including the Expedited Claims and HSAnswers tools, leveraging chip-enabled stacked cards, and mobile wallet.
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

Our competition and industry
Our direct competitors are HSA custodians and other CDB providers. Many of these are state or federally chartered banks and other financial institutions for which we believe benefits administration services are not a core business. Some of our direct competitors (including well-known retail investment companies, such as Fidelity Investments, and healthcare service companies such as UnitedHealth Group's Optum and Webster Bank) are in a position to devote more resources to the development, sale and support of their products and services than we have at our disposal. Our other CDB administration competitors include health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third-party administrators, and commercial banks. In addition, numerous indirect competitors, including benefits administration service providers, partner with banks and other HSA custodians to compete with us. Our Network Partners and ecosystem partners may also choose to offer competitive services directly, as some health plans have done. The products, programs, and services made available through our marketplace are part of highly competitive markets and introduce new and sophisticated competitors to us. Our success depends on our ability to predict and react quickly to these and other industry and competitive dynamics.
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
Key operating metrics
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
For a discussion related to key financial and operating metrics for fiscal year 2025 compared to fiscal year 2024, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations in our fiscal year 2025 Form 10-K, filed with the SEC on March 18, 2025.
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	January 31, 2026	January 31, 2025	% Change
HSAs	10,570	9,889	7%
New HSAs from sales - Quarter-to-date	553	471	17%
New HSAs from sales - Year-to-date	1,040	1,040	0%
New HSAs from acquisitions - Year-to-date	—	616	*
HSAs with investments	832	753	10%
CDBs	7,221	7,144	1%
Total Accounts	17,791	17,033	4%
Average Total Accounts - Quarter-to-date	17,462	16,677	5%
Average Total Accounts - Year-to-date	17,220	16,302	6%
*Not meaningful

The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.7 million, or 7%, from January 31, 2025 to January 31, 2026, driven by new HSAs from sales. The number of our CDBs increased by 0.1 million, or 1%, from January 31, 2025 to January 31, 2026, driven by an increase in FSA and HRA accounts.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	January 31, 2026	January 31, 2025	% Change
HSA cash	$17,982	$17,435	3%
HSA investments	18,482	14,676	26%
Total HSA Assets	36,464	32,111	14%
Average daily HSA cash - Quarter-to-date	17,090	16,634	3%
Average daily HSA cash - Year-to-date	$17,082	$16,206	5%
HSA Assets include our HSA members’ custodial assets, which consist of the following components: (i) HSA cash, which includes member cash held by our insurance company partners and Depository Partners, and (ii) HSA investments, which includes member investments held by our custodial investment partner. Measuring HSA Assets is important because our custodial revenue is directly affected by average daily custodial balances for HSA Assets that are revenue generating.
HSA cash increased by $0.5 billion, or 3%, from January 31, 2025 to January 31, 2026, due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $3.8 billion, or 26%, from January 31, 2025 to January 31, 2026, due to the increased market value of invested balances and transfers from HSA cash.
Total HSA Assets increased by $4.4 billion, or 14%, from January 31, 2025 to January 31, 2026, primarily due to the increased market value of invested balances and net HSA contributions from new and existing HSA members.
HSA cash maturity schedule
The following table summarizes the amount of HSA cash held by our insurance company partners and Depository Partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of January 31, 2026:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
2027	$4.5	1.9%
2028	2.3	4.0%
2029	1.7	3.6%
2030	2.4	4.4%
Thereafter	6.4	4.2%
Total (1)	$17.3	3.6%
(1)Excludes $0.7 billion of HSA cash held in floating-rate contracts as of January 31, 2026.
Client-held funds

(in millions, except percentages)	January 31, 2026	January 31, 2025	% Change
Client-held funds	$1,090	$896	22%
Average daily Client-held funds - Quarter-to-date	879	798	10%
Average daily Client-held funds - Year-to-date	864	817	6%
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
Service revenue.    We earn service revenue primarily from the fees we charge our Clients, Network Partners, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. Service revenue also includes revenues earned from invested HSA Assets and our marketplace. With respect to our Clients and Network Partners, our fees are generally based on a fixed tiered structure for the duration of the relevant service agreement and are paid to us on a monthly basis. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest their HSA Assets through our investment partner from which we earn recordkeeping, advisory, and other fees, calculated as a percentage of the member's HSA investments. We recognize revenue on a monthly basis as services are rendered to our members and Clients.
Custodial revenue.    We earn custodial revenue primarily from HSA cash held by our insurance company partners or our Depository Partners and Client-held funds held by our Depository Partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. HSA cash is held by our Depository Partners pursuant to contracts that (i) typically have terms ranging from three to five years, (ii) provide for a fixed or variable interest rate payable on the average daily cash balances held by the relevant Depository Partner, and (iii) have minimum and maximum required balances. Client-held funds held by our Depository Partners are held in interest-bearing demand deposit accounts that have a floating interest rate and no set term or duration. We earn custodial revenue on HSA cash and Client-held funds that is based on the interest rates offered to us by these insurance company partners and Depository Partners.
Interchange revenue.    We earn interchange revenue each time one of our members uses one of our physical payment cards or virtual platforms to make a purchase. This revenue is collected each time a member “swipes” our payment card to pay expenses. We recognize interchange revenue monthly based on reports received from third parties, namely, the card-issuing banks and card processors.
Cost of revenue
Service costs.    Service costs are primarily comprised of costs related to servicing accounts, managing Client and Network Partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations (such as office rent, supplies, and other overhead expenses), costs to reimburse members from outside fraud activity, new member and participant supplies, and other operating costs related to servicing our members.
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
Gross profit and gross margin
Our gross profit is our total revenue minus our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin has been and will continue to be affected by a number of factors, including interest rates, the amount we charge our Clients, Network Partners, and members, the mix of our sources of revenue, how many services we deliver per account, and payment processing costs per account.
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
Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of January 31, 2026, we had not recorded a valuation allowance on federal deferred tax assets but recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our consolidated balance sheet.
We evaluate our tax positions in accordance with Accounting Standards Codification 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.

Results of operations
For a discussion related to results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, refer to Part II, Item 7. Management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 18, 2025.

Revenue
The following table sets forth our revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2026	2025	$ change	% change
Service revenue	$485,022	$478,317	$6,705	1%
Custodial revenue	636,800	545,414	91,386	17%
Interchange revenue	191,607	176,043	15,564	9%
Total revenue	$1,313,429	$1,199,774	$113,655	9%
Service revenue. The $6.7 million, or 1%, increase in service revenue from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to the increases in the number of Total Accounts and the amount of HSA investments, largely offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to increases in Total Accounts and HSA investments, partially offset by lower average service fees per account.
Custodial revenue. The $91.4 million, or 17%, increase in custodial revenue from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to an increase in average annualized yield on HSA cash from 3.11% for the fiscal year ended January 31, 2025 to 3.53% for the fiscal year ended January 31, 2026 (due to both increased participation in our Enhanced Rates offering from 49% of HSA cash as of January 31, 2025 to 58% as of January 31, 2026 and HSA cash placed with Depository Partners at higher yields), the $0.9 billion, or 5% increase in average daily HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
Assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as our remaining existing agreements with our Depository Partners are renewed or replaced with agreements with higher rates, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. As our Basic Rates contracts continue to expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates. Refer to the HSA cash maturity schedule in the section entitled “Key financial and operating metrics.”
Interchange revenue. The $15.6 million, or 9%, increase in interchange revenue from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards.
We expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts.
Total revenue. Total revenue increased by $113.7 million, or 9%, from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, due to the increases in custodial, interchange, and service revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2026	2025	$ change	% change
Service costs	$328,507	$351,588	$(23,081)	(7)%
Custodial costs	43,821	39,675	4,146	10%
Interchange costs	27,985	31,252	(3,267)	(10)%
Total cost of revenue	$400,313	$422,515	$(22,202)	(5)%
Service costs. The $23.1 million, or 7%, decrease in service costs from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to efficiencies resulting from our technology investments and a decrease in costs incurred to reimburse members impacted by outside fraud activity, partially offset by increases in costs to support the increase in Total Accounts and member interactions.

For the fiscal year ending January 31, 2027, we expect service costs to remain relatively steady as further operational efficiencies are expected to largely offset higher costs resulting from an increase in Total Accounts.
Custodial costs. The $4.1 million, or 10%, increase in custodial costs from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to the $0.9 billion, or 5% increase in average daily HSA cash, as described above, and an increase in the average annualized rate of interest retained by HSA members on HSA cash, from 0.23% during the fiscal year ended January 31, 2025 to 0.24% during the fiscal year ended January 31, 2026.
On an annual basis, we expect custodial costs to increase due to an increase in average daily HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $3.3 million, or 10%, decrease in interchange costs from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to efficiencies resulting from the transition to a single card processor, partially offset by higher costs due to an increase in Total Accounts and an increase in spend per account using our payment cards.
We expect interchange costs to continue to increase, primarily due to an increase in Total Accounts.
Total cost of revenue. Cost of revenue as a percentage of total revenue decreased to 30% for the fiscal year ended January 31, 2026 compared to 35% for the fiscal year ended January 31, 2025, due to the 9% increase in total revenue and the 5% decrease in total cost of revenue. For the fiscal year ending January 31, 2027, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue will continue to be affected by a number of different factors, including our ability to scale our service delivery, Network Partner implementation, and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Year ended January 31,
(in thousands, except percentages)	2026	2025	$ change	% change
Sales and marketing	$95,240	$90,739	$4,501	5%
Technology and development	262,510	239,513	22,997	10%
General and administrative	119,933	132,260	(12,327)	(9)%
Amortization of acquired intangible assets	107,953	111,878	(3,925)	(4)%
Merger integration	5,024	40,535	(35,511)	(88)%
Total operating expenses	$590,660	$614,925	$(24,265)	(4)%
Sales and marketing. The $4.5 million, or 5%, increase in sales and marketing expenses from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to increases in advertising expenses.
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
Technology and development. The $23.0 million, or 10%, increase in technology and development expenses from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to increases in software costs and personnel-related expenses.
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

General and administrative. The $12.3 million, or 9%, decrease in general and administrative expenses from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to a decrease in stock-based compensation expense resulting from the retirement of our former chief executive officer and a decrease in professional services expenses, partially offset by increases in personnel-related expenses.
However, on an annual basis, we expect our general and administrative expenses to increase, primarily due to the normalization of our stock-based compensation expense and additional demands on our legal, compliance, and finance functions as we continue to grow our business. We expect our general and administrative expenses to increase as a percentage of our total revenue. However, our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $3.9 million, or 4%, decrease in amortization of acquired intangible assets from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to a smaller carrying amount of intangible assets that have not been fully amortized, partially offset by amortization of intangible assets added through the BenefitWallet HSA portfolio acquisition during the fiscal year ended January 31, 2025
On an annual basis, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. The $35.5 million, or 88%, decrease in merger integration expenses from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to a non-recurring $30.0 million settlement of a lawsuit related to a lease termination (the "Lease Settlement"), as described in Note 6—Commitments and contingencies to our financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, and a decrease in professional fees. Merger integration expenses during the fiscal year ended January 31, 2026 consisted primarily of professional fees, including expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
On an annual basis, we expect merger integration expense to remain relatively steady as we complete the remaining merger integration activities.
Interest expense
The $3.5 million, or 6%, decrease in interest expense from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to a lower average interest rate on borrowings with variable interest rate terms and a lower average principal balance.
The interest rate on our Revolving Credit Facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $2.2 million decrease in other income, net, was primarily due to a decrease in interest income on corporate cash.
Income tax provision
The $42.9 million increase in income tax provision from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily the result of an increase in pre-tax book income, a reduction in tax benefit from stock-based compensation expense, and a decrease in research and development tax credits net of unrecognized tax benefits, partially offset by tax benefit from deferred tax rate adjustments due to state apportionment changes and a decrease in excessive employee remuneration.
Net income
The $118.5 million, or 123%, increase in net income from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026 was primarily due to an increase in gross profit and a decrease in operating expenses, as more fully described above. The decrease in operating expenses was primarily due to the non-recurring $30.0 million expense related to the Lease Settlement during the fiscal year ended January 31, 2025. These changes were partially offset by the increase in income tax provision.
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
Non-GAAP financial information
Non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. We believe that these non-GAAP financial measures provide useful information to management and investors regarding certain financial and business trends relating to the Company's financial condition and results of operations. We caution investors that non-GAAP financial information, by its nature, departs from GAAP; accordingly, its use can make it difficult to compare current results with results from other reporting periods and with the results of other companies. In addition, while amortization of acquired intangible assets is being excluded from non-GAAP financial measures, the revenue generated from those acquired intangible assets is not excluded. Whenever we use these non-GAAP financial measures, we provide a reconciliation of the applicable non-GAAP financial measure to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measure as detailed in the tables below.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year ended January 31,
(in thousands)	2026	2025
Net income	$215,201	$96,703
Interest income	(11,729)	(13,914)
Interest expense	57,131	60,634
Income tax provision	62,231	19,331
Depreciation and amortization	46,703	50,573
Amortization of acquired intangible assets	107,953	111,878
Stock-based compensation expense	73,063	96,425
Merger integration expenses	5,024	40,535
Amortization of incremental costs to obtain a contract	7,840	6,745
Costs associated with unused office space	2,945	3,244
Other	(378)	(403)
Adjusted EBITDA	$565,984	$471,751

The following table sets forth our net income and Adjusted EBITDA as a percentage of revenue:

	Year ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Net income	$215,201	$96,703	$118,498	123%
As a percentage of revenue	16%	8%
Adjusted EBITDA	$565,984	$471,751	$94,233	20%
As a percentage of revenue	43%	39%
Our Adjusted EBITDA increased by $94.2 million, or 20%, from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, primarily due to an increase in total revenue, efficiencies resulting from our technology investments, a decrease in costs incurred to reimburse members impacted by outside fraud activity, and a decrease in professional services expenses, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
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
The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Year ended January 31,
(in thousands, except per share data)	2026	2025
Net income	$215,201	$96,703
Income tax provision	62,231	19,331
Income before income taxes - GAAP	277,432	116,034
Non-GAAP adjustments:
Amortization of acquired intangible assets	107,953	111,878
Stock-based compensation expense	73,063	96,425
Merger integration expenses	5,024	40,535
Costs associated with unused office space	2,945	3,244
Loss on extinguishment of debt	—	1,576
Total adjustments to income before income taxes - GAAP	188,985	253,658
Income before income taxes - Non-GAAP	466,417	369,692
Income tax provision - Non-GAAP (1)	116,604	92,423
Non-GAAP net income	349,813	277,269

Diluted weighted-average shares	87,473	88,828
GAAP net income per diluted share	$2.46	$1.09
Non-GAAP net income per diluted share	$4.00	$3.12
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

Our non-GAAP net income increased by $72.5 million, or 26%, from the fiscal year ended January 31, 2025 to the fiscal year ended January 31, 2026, primarily due to an increase in total revenue, efficiencies resulting from our technology investments, a decrease in costs incurred to reimburse members impacted by outside fraud activity, and a decrease in professional services expenses, partially offset by increases in software costs and costs to support the increase in Total Accounts and member interactions.
Liquidity and capital resources
For a discussion related to liquidity and capital resources for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 18, 2025.
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
As of January 31, 2026 and January 31, 2025, cash and cash equivalents were $318.9 million and $295.9 million, respectively.
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
Our Credit Agreement includes a senior secured Revolving Credit Facility in an aggregate principal amount of up to $1.0 billion, which matures on August 23, 2029 and may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the Credit Agreement, refer to Note 7—Indebtedness to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of January 31, 2026, the outstanding balance under the Revolving Credit Facility was $361.9 million. We were in compliance with all covenants under the Credit Agreement as of January 31, 2026, and for the period then ended. We continue to be in compliance with all covenants under the Credit Agreement through the filing date of this Annual Report on Form 10-K.
Use of cash
During the fiscal year ended January 31, 2026, we used $299.3 million of cash for common stock repurchases. See Note 10—Stockholders' equity to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our stock repurchase program.
During the fiscal year ended January 31, 2026, we prepaid $100.0 million under our Credit Agreement.
Capital expenditures for the fiscal years ended January 31, 2026 and 2025 were $48.5 million and $53.2 million, respectively. We expect to continue our current level of capital expenditures during the fiscal year ending January 31, 2027 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Year ended January 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$457,094	$339,856
Net cash used in investing activities	(47,140)	(505,454)
Net cash provided by (used in) financing activities	(386,975)	57,567
Increase (decrease) in cash and cash equivalents	22,979	(108,031)
Beginning cash and cash equivalents	295,948	403,979
Ending cash and cash equivalents	$318,927	$295,948
Cash flows from operating activities. Net cash provided by operating activities increased by $117.2 million, primarily due to increased cash receipts with respect to our custodial, interchange, and service revenues, partially offset by the timing of cash payments for personnel-related costs.
Cash flows from investing activities. Net cash used in investing activities decreased by $458.3 million, primarily due to a $451.9 million decrease in cash used to acquire HSA portfolios and a $4.6 million decrease in cash used for purchases of software and capitalized software development costs.
Cash flows from financing activities. Net cash used in financing activities was $387.0 million during the fiscal year ended January 31, 2026, compared to $57.6 million of net cash provided by financing activities during the fiscal year ended January 31, 2025. The change was primarily due to a $736.9 million decrease in proceeds from long-term debt and a $177.8 million increase in cash used for repurchases of common stock, partially offset by a $465.6 million decrease in cash used for principal payments and debt issuance costs associated with our long-term debt.
Contractual obligations
See Note 6—Commitments and contingencies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information about our contractual obligations.
Off-balance sheet arrangements
As of January 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the fiscal years ended January 31, 2026, 2025, and 2024, no single customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, and derivatives. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of January 31, 2026 and 2025 were $318.9 million and $295.9 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of January 31, 2026 and 2025 was $123.7 million and $118.0 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. Our derivative contracts are executed with a reputable financial institution, and we do not believe our derivative contracts expose us to significant credit risk. We continue to monitor the credit risk associated with our financial instruments on an ongoing basis.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of January 31, 2026 and 2025, we held in custody HSA Assets of $36.5 billion and $32.1 billion, respectively. As a non-bank custodian, we contract with our insurance company partners and Depository Partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates.

As HSA Assets increase and existing contracts with Depository Partners continue to expire, we seek to enter into new contracts with insurance company partners and Depository Partners, the terms of which are impacted by the then-prevailing interest rate environment. We believe that increased participation in our Enhanced Rates offering, diversification of insurance company partners and Depository Partners, and varied contract terms, substantially reduces our exposure to short-term fluctuations in prevailing interest rates and mitigates the short-term impact of a sustained increase or decline in prevailing interest rates on our custodial revenue.
A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of the custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our insurance company partners and Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
We have entered into derivative contracts to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash; however, we continue to have exposure to such risks to the extent they are not hedged. See Note 11—Derivative financial instruments and hedging activities to our consolidated financial statements for further information.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of January 31, 2026 and 2025, we held Client-held funds of $1,090 million and $896 million, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of January 31, 2026 and 2025, we had unrestricted cash and cash equivalents of $318.9 million and $295.9 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of January 31, 2026 and 2025, we had $361.9 million and $461.9 million, respectively, outstanding under our Revolving Credit Facility. The stated interest rate on our Revolving Credit Facility is variable and was 5.02% as of January 31, 2026. Our overall interest rate sensitivity under the Revolving Credit Facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our Revolving Credit Facility as of January 31, 2026 would result in approximately $3.7 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.

Item 8. Financial statements and Supplementary Data

HealthEquity, Inc. and subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of HealthEquity, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HealthEquity, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit and risk committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Service Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company's primary sources of revenue are service, custodial, and interchange revenue. The Company’s service revenue was $485 million for the year ended January 31, 2026. To generate service revenue, the Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. In addition, once a member’s health savings account (HSA) cash balance reaches a certain threshold, the member is able to invest their HSA assets through the Company's investment partner from which the Company earns recordkeeping fees, calculated as a percentage of the member's HSA investments. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
The principal consideration for our determination that performing procedures relating to service revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s service revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for service revenue. These procedures also included, among others, evaluating the recognition of service revenue by obtaining confirmations from third parties, on a sample basis, obtaining and inspecting source documents, such as invoices, sales contracts, and cash receipts, on a sample basis, and developing independent expectations of certain service revenue and comparing the independent expectations to the amounts recorded.
/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 17, 2026
We have served as the Company’s auditor since 2013.

HealthEquity, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except par value)	January 31, 2026	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$318,927	$295,948
Accounts receivable, net of allowance for doubtful accounts of $924 and $2,070 as of January 31, 2026 and 2025, respectively	123,696	118,006
Prepaid expenses and other current assets	69,658	63,795
Total current assets	512,281	477,749
Property and equipment, net	3,177	3,239
Operating lease right-of-use assets	36,310	43,185
Intangible assets, net	1,097,172	1,204,658
Goodwill	1,648,145	1,648,145
Other assets	83,247	71,574
Total assets	$3,380,332	$3,448,550
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,159	$14,361
Accrued compensation	60,392	69,330
Accrued liabilities	74,388	62,631
Operating lease liabilities	9,911	10,001
Total current liabilities	156,850	156,323
Long-term liabilities
Long-term debt, net of issuance costs	957,379	1,056,301
Operating lease liabilities, non-current	34,190	42,219
Other long-term liabilities	31,007	22,962
Deferred tax liability	93,710	55,834
Total long-term liabilities	1,116,286	1,177,316
Total liabilities	1,273,136	1,333,639
Commitments and contingencies (see Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of January 31, 2026 and 2025	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 85,007 and 86,536 shares issued and outstanding as of January 31, 2026 and 2025, respectively	8	9
Additional paid-in capital	1,916,989	1,905,628
Accumulated earnings	195,906	209,274
Accumulated other comprehensive loss	(5,707)	—
Total stockholders’ equity	2,107,196	2,114,911
Total liabilities and stockholders’ equity	$3,380,332	$3,448,550
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of operations

	Year ended January 31,
(in thousands, except per share data)	2026	2025	2024
Revenue
Service revenue	$485,022	$478,317	$455,690
Custodial revenue	636,800	545,414	386,594
Interchange revenue	191,607	176,043	157,303
Total revenue	1,313,429	1,199,774	999,587
Cost of revenue
Service costs	328,507	351,588	317,357
Custodial costs	43,821	39,675	32,502
Interchange costs	27,985	31,252	27,091
Total cost of revenue	400,313	422,515	376,950
Gross profit	913,116	777,259	622,637
Operating expenses
Sales and marketing	95,240	90,739	79,273
Technology and development	262,510	239,513	218,811
General and administrative	119,933	132,260	103,656
Amortization of acquired intangible assets	107,953	111,878	92,763
Merger integration	5,024	40,535	10,435
Total operating expenses	590,660	614,925	504,938
Income from operations	322,456	162,334	117,699
Other expense
Interest expense	(57,131)	(60,634)	(55,455)
Other income, net	12,107	14,334	12,796
Total other expense	(45,024)	(46,300)	(42,659)
Income before income taxes	277,432	116,034	75,040
Income tax provision	62,231	19,331	19,328
Net income	$215,201	$96,703	$55,712
Net income per share:
Basic	$2.50	$1.11	$0.65
Diluted	$2.46	$1.09	$0.64
Weighted-average number of shares used in computing net income per share:
Basic	86,132	86,870	85,564
Diluted	87,473	88,828	86,957
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Year ended January 31,
(in thousands, except per share data)	2026	2025	2024
Net income	$215,201	$96,703	$55,712
Other comprehensive loss
Cash flow hedges
Net unrealized losses	(5,695)	—	—
Reclassification of net gains included in net income	(12)	—	—
Net change, net of income tax benefit of $1,854 for the year ended January 31, 2026	(5,707)	—	—
Total other comprehensive loss	(5,707)	—	—
Comprehensive income	$209,494	$96,703	$55,712
See accompanying notes to consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

		Common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Total stockholders' equity
(in thousands)	Shares	Amount
Balance as of January 31, 2023	84,758	$8	$1,745,716	$149,916	$—	$1,895,640
Issuance of common stock	1,369	1	6,517	—	—	6,518
Stock-based compensation	—	—	77,151	—	—	77,151
Net income	—	—	—	55,712	—	55,712
Balance as of January 31, 2024	86,127	$9	$1,829,384	$205,628	$—	$2,035,021
Issuance of common stock	1,770	—	9,009	—	—	9,009
Stock-based compensation	—	—	96,425	—	—	96,425
Repurchases of common stock	(1,361)	—	(29,190)	(93,057)	—	(122,247)
Net income	—	—	—	96,703	—	96,703
Balance as of January 31, 2025	86,536	$9	$1,905,628	$209,274	$—	$2,114,911
Issuance of common stock	1,725	—	11,403	—	—	11,403
Stock-based compensation	—	—	73,063	—	—	73,063
Repurchases of common stock	(3,254)	(1)	(73,105)	(228,569)	—	(301,675)
Other comprehensive loss	—	—	—	—	(5,707)	(5,707)
Net income	—	—	—	215,201	—	215,201
Balance as of January 31, 2026	85,007	$8	$1,916,989	$195,906	$(5,707)	$2,107,196
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended January 31,
(in thousands)	2026	2025	2024
Cash flows from operating activities:
Net income	$215,201	$96,703	$55,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,657	162,451	153,078
Stock-based compensation	73,063	96,425	77,151
Amortization of debt issuance costs	1,078	2,067	2,852
Amortization of gains on derivatives	(16)	—	—
Loss on extinguishment of debt	—	1,576	1,157
Deferred taxes	39,730	(12,836)	(13,995)
Changes in operating assets and liabilities:
Accounts receivable	(5,690)	(13,113)	(8,058)
Prepaid expenses and other current and non-current assets	(12,663)	(11,790)	(32,790)
Operating lease right-of-use assets	6,785	6,664	10,190
Accrued compensation	(8,806)	17,758	2,951
Accounts payable, accrued liabilities, and other current liabilities	1,708	8,888	(204)
Operating lease liabilities, non-current	(8,001)	(7,779)	(11,780)
Other long-term liabilities	48	(7,158)	6,562
Net cash provided by operating activities	457,094	339,856	242,826
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(46,515)	(51,129)	(41,123)
Purchases of property and equipment	(1,969)	(2,084)	(1,694)
Acquisitions of HSA portfolios	(293)	(452,241)	(3,257)
Settlement of derivatives, net	1,637	—	—
Net cash used in investing activities	(47,140)	(505,454)	(46,074)
Cash flows from financing activities:
Principal payments on long-term debt	(100,000)	(561,875)	(54,375)
Repurchases of common stock	(299,254)	(121,493)	—
Proceeds from long-term debt	—	736,875	—
Payment of debt issuance costs	—	(3,748)	—
Settlement of client-held funds obligation, net	867	(1,620)	865
Proceeds from exercise of common stock options	11,412	9,428	6,471
Net cash provided by (used in) financing activities	(386,975)	57,567	(47,039)
Increase (decrease) in cash and cash equivalents	22,979	(108,031)	149,713
Beginning cash and cash equivalents	295,948	403,979	254,266
Ending cash and cash equivalents	$318,927	$295,948	$403,979
The accompanying notes are an integral part of the consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

	Year ended January 31,
(in thousands)	2026	2025	2024
Supplemental cash flow data:
Interest expense paid in cash	$52,245	$58,587	$49,560
Income tax payments, net	8,042	26,069	35,352
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	4,332	5,971	3,145
Purchases of property and equipment included in accounts payable or accrued liabilities	16	45	263
Repurchases of common stock included in accrued liabilities	3,174	754	—
Non-cash purchase consideration related to acquisitions of HSA portfolios	—	20,325	—
Settlement of derivatives included in other current assets	2,465	—	—
Exercise of common stock options receivable	—	10	429
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
Segments
The Company is managed as a single operating segment that provides administration services in connection with HSAs and other CDBs, which reflects the way in which its chief operating decision maker (“CODM”), the Chief Executive Officer, reviews the Company's financial performance and makes decisions about resource allocation. The CODM assesses the performance of the Company, monitors actual financial results against budgets, and makes resource allocation decisions with a focus on the Company’s consolidated results as presented in the consolidated statements of operations. The Company’s measure of profitability is net income. Single segment-level financial information, including total assets, significant non-cash transactions, and capital expenditures, is contained in the accompanying consolidated financial statements and related notes.
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
Derivative Financial Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging (ASC 815), the Company records derivative financial instruments at fair value as of each reporting date. Each of the Company's derivatives is designated as a cash flow hedge and presented on a gross basis within assets or liabilities in the Company's consolidated balance sheets. The change in fair value of the derivatives is recorded to accumulated other comprehensive income or loss ("AOCI") in the Company's consolidated balance sheets and reclassified to custodial revenue in the period the hedged transactions affect earnings. Cash flows from hedging activities are classified as cash flows from investing activities in the consolidated statements of cash flows. The Company assesses each derivative, both at inception and on an ongoing basis, to determine if the requirements for applying hedge accounting are met. The Company does not use derivative financial instruments for trading purposes. See Note 11—Derivative financial instruments and hedging activities for further information.
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
Disaggregation of revenue. The Company's primary sources of revenue are service, custodial, and interchange revenue and are disclosed in the consolidated statements of operations. All of the Company's sources of revenue are deemed to be revenue contracts with customers. Each revenue source is affected differently by economic factors as it relates to the nature, amount, timing and uncertainty.

Costs to obtain a contract. ASC 606, Revenue from contracts with customers, requires capitalizing the costs of obtaining a contract when those costs are expected to be recovered.
In order to determine the amortization period for sales commissions contract costs, the Company applied the portfolio approach. Accordingly, the amortization period of the assets has been determined to be the average economic life of an HSA or other CDB relationship, which is estimated to be 15 years and 7 years, respectively. Amortization of capitalized sales commission contract costs is included in sales and marketing expenses in the consolidated statements of operations. The Company has applied the practical expedient which allows an entity to account for incremental costs of obtaining a contract at a portfolio level. The Company has also applied the practical expedient to recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less.
Performance obligations. ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria.
Service revenue. The Company administers its platforms, prepares statements, provides a mechanism for spending funds, and provides customer support services. In addition, once a member’s HSA cash balance reaches a certain threshold, the member is able to invest their HSA assets through the Company's investment partner from which the Company earns recordkeeping and advisory fees, calculated as a percentage of the member's HSA investments. All of these services are consumed as they are received. The Company recognizes service revenue, in an amount that reflects the consideration it expects to be entitled to in exchange for those services, on a monthly basis as it satisfies its performance obligations.
Custodial revenue. The Company earns custodial revenue primarily from HSA cash placed in group annuity contracts or similar arrangements with insurance company partners or deposited with depository partners and Client-held funds deposited with depository partners. The placement of funds represents a service that is simultaneously received and consumed by the insurance company partners and depository partners. The Company recognizes custodial revenue each month, in an amount that reflects the consideration it expects to be entitled to in exchange for the service.
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
Cost of revenue
The Company incurs cost of revenue related to servicing member accounts, managing customer and partner relationships, and processing reimbursement claims. Expenditures include personnel-related costs, depreciation, amortization, stock-based compensation, common expense allocations, costs to reimburse members from outside fraud activity, new member and participant supplies, and other operating costs of the member account servicing departments. Other components of the Company’s cost of revenue include interest retained by members on custodial assets held and interchange costs incurred in connection with processing card transactions initiated by members.
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
The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in a tax return using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit in the financial statements as the largest benefit that has a greater than 50% likelihood of being sustained upon settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of other income, net in the consolidated statements of operations. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.
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
Acquisition-related expenses incurred in conjunction with the acquisition of a business are recognized in earnings in the period in which they are incurred and are included in other income, net on the consolidated statements of operations.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made estimates in several areas, including the average economic life of an HSA or CDB customer relationship, the allowance for doubtful accounts, capitalized software development costs, the valuation of derivative assets and liabilities, evaluating goodwill and long-lived assets for impairment, the useful lives of property and equipment and intangible assets, accrued compensation, accrued liabilities, the grant date fair value of performance restricted stock units, and income taxes. Actual results could differ from those estimates.
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the fiscal year ended January 31, 2026, and applied the new disclosure requirements retrospectively. The impact of the adopted ASU is not material to our income tax disclosures.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.
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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Year ended January 31,
(in thousands, except per share data)	2026	2025	2024
Numerator (basic and diluted):
Net income	$215,201	$96,703	$55,712
Denominator (basic):
Weighted-average common shares outstanding	86,132	86,870	85,564
Denominator (diluted):
Weighted-average common shares outstanding	86,132	86,870	85,564
Weighted-average dilutive effect of stock options and restricted stock units	1,341	1,958	1,393
Diluted weighted-average common shares outstanding	87,473	88,828	86,957
Net income per share:
Basic	$2.50	$1.11	$0.65
Diluted	$2.46	$1.09	$0.64
For the fiscal years ended January 31, 2026, 2025 and 2024, 0.1 million, 0.1 million, and 0.6 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 3. Supplemental financial statement information
Selected consolidated balance sheet and consolidated statement of operations components consisted of the following:
Allowance for doubtful accounts
As of January 31, 2026 and 2025, the Company had an allowance for doubtful accounts of $0.9 million and $2.1 million, respectively. During the fiscal years ended January 31, 2026, 2025, and 2024, the Company recorded credit losses from trade receivables of $0.8 million, $0.2 million, and $1.7 million, respectively.
Costs to obtain a contract
As of January 31, 2026 and 2025, the net amount capitalized as contract costs was $60.6 million and $60.3 million, respectively, which is included in other current assets and other assets. Amortization of capitalized contract costs during the fiscal years ended January 31, 2026, 2025, and 2024 was $7.8 million, $6.7 million, and $5.4 million, respectively.
Property and equipment
Property and equipment consisted of the following as of January 31, 2026 and 2025:

(in thousands)	January 31, 2026	January 31, 2025
Leasehold improvements	$14,140	$13,966
Furniture and fixtures	6,453	6,708
Computer equipment	19,902	19,218
Property and equipment, gross	40,495	39,892
Accumulated depreciation	(37,318)	(36,653)
Property and equipment, net	$3,177	$3,239
Depreciation expense for the fiscal years ended January 31, 2026, 2025 and 2024 was $2.0 million, $4.6 million and $8.8 million, respectively.
Contract balances
As of January 31, 2026 and 2025, the balance of deferred revenue was $6.7 million and $17.1 million, respectively. The balances are related to cash received in advance for custodial and interchange revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 90% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of twelve months or less are classified as accrued liabilities in the Company's consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the fiscal year that was included in the beginning balance of deferred revenue was $12.0 million. The Company expects to satisfy its remaining obligations for these arrangements.
Other income, net
Other income, net, consisted of the following:

	Year ended January 31,
(in thousands)	2026	2025	2024
Interest income	$11,729	$13,914	$12,138
Other miscellaneous income	378	420	658
Total other income, net	$12,107	$14,334	$12,796
Note 4. Leases
The Company has entered into various non-cancelable operating lease agreements for office space, data storage facilities, and other leases with remaining lease terms of less than 1 year to approximately 5 years, often with one or more Company options to renew. These renewal terms can extend the lease term from 5 to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option.

The components of operating lease expense were as follows:

	Year ended January 31,
(in thousands)	2026	2025	2024
Operating lease expense	$8,942	$9,125	$9,437
Sublease income	(5,344)	(4,097)	(2,680)
Net operating lease expense	$3,598	$5,028	$6,757
Weighted average lease term and discount rate were as follows:

	January 31, 2026	January 31, 2025
Weighted average remaining lease term	4.8 years	5.7 years
Weighted average discount rate	4.4%	4.4%
Lease liabilities were as follows:

(in thousands)	January 31, 2026	January 31, 2025
Gross lease liabilities	$48,953	$59,209
Less: imputed interest	(4,852)	(6,989)
Present value of lease liabilities	44,101	52,220
Less: current portion of lease liabilities	(9,911)	(10,001)
Lease liabilities, non-current	$34,190	$42,219
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year ended January 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,186	$9,874
Right-of-use assets obtained in exchange for lease obligations	$(90)	$1,469
Note 5. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	January 31, 2026
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$356,597	$(278,291)	$78,306
Acquired HSA portfolios	737,304	(173,687)	563,617
Acquired customer relationships	759,782	(308,512)	451,270
Acquired developed technology	132,825	(128,846)	3,979
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,999,408	$(902,236)	$1,097,172

	January 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$312,234	$(234,102)	$78,132
Acquired HSA portfolios	737,011	(124,606)	612,405
Acquired customer relationships	759,782	(256,820)	502,962
Acquired developed technology	132,825	(121,666)	11,159
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,954,752	$(750,094)	$1,204,658

During the fiscal years ended January 31, 2026 and 2025, the Company capitalized $0.3 million and $472.6 million, respectively, to acquire the rights to act as a custodian of HSA portfolios.
Amortization expense for the fiscal years ended January 31, 2026, 2025, and 2024 was $152.7 million, $157.8 million and $144.3 million, respectively. Estimated amortization expense for the fiscal years ending January 31 is as follows:

Year ending January 31, (in thousands)
2027	$144,373
2028	126,628
2029	106,946
2030	97,609
2031	96,579
Thereafter	525,037
Total	$1,097,172
Goodwill
The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements. There were no changes to the carrying value of goodwill during the fiscal years ended January 31, 2026 or 2025.
Note 6. Commitments and contingencies
Commitments
The following table summarizes the payments due by fiscal year for the Company's outstanding contractual obligations as of January 31, 2026:

	Payments due by fiscal year
(in thousands)	2027	2028	2029	2030	2031	Thereafter	Total
4.50% Senior Notes due 2029 (1)	$—	$—	$—	$600,000	$—	$—	$600,000
Revolving Credit Facility (1)	—	—	—	361,875	—	—	361,875
Interest on long-term debt obligations (2)	45,425	45,425	45,476	26,935	—	—	163,261
Operating lease obligations (3)	10,148	10,323	10,553	10,789	7,140	—	48,953
Other contractual obligations (4)	66,124	54,693	13,050	4,146	851	—	138,864
Total	$121,697	$110,441	$69,079	$1,003,745	$7,991	$—	$1,312,953
(1)As of January 31, 2026, the outstanding combined principal of $961.9 million is presented net of debt issuance costs on the consolidated balance sheets. The debt issuance costs are not included in the table above.
(2)Estimated interest payments assume the stated interest rates applicable to the Notes and Revolving Credit Facility as of January 31, 2026, which were 4.50% and 5.02% per annum, respectively.
(3)The Company leases office space and data storage facilities and has other non-cancelable operating leases expiring at various dates through 2030. These amounts exclude contractual sublease income of $22.5 million, which is expected to be received through December 2030.
(4)Other contractual obligations consist of services agreements, purchase obligations, and other contractual commitments.
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
Legal matters
As a result of a cybersecurity incident in 2024 in which a business partner's user account containing personally identifiable information was breached, the Company is subject to multiple legal actions, including a consolidated putative class action lawsuit in federal court in the District of Utah. The plaintiffs in these legal actions allege that the Company failed to implement reasonable data security practices, which resulted in a breach and disclosure of plaintiffs' and others' personally identifiable information and protected health information. The plaintiffs are seeking, among other damages, unspecified monetary damages, equitable relief, costs and attorneys' fees arising out of the incident. With respect to the consolidated putative class action lawsuit, on August 22, 2024, the court issued an order granting a motion to consolidate the class action lawsuits, on October 15, 2024, a consolidated class action amended complaint was filed, on December 13, 2024, the Company filed a motion to dismiss the class action and a motion to compel arbitration, and on May 5, 2025, the court dismissed without prejudice the Company's motion to compel arbitration and the motion to dismiss, with the court noting that the Company could refile both motions after the conclusion of discovery. The Company intends to vigorously defend these legal actions. In addition, the Company is subject to several regulatory inquiries related to the cybersecurity incident. The amount of the potential loss associated with these lawsuits and any potential regulatory action cannot be reasonably estimated based on currently available information.
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
Note 7. Indebtedness
Long-term debt consisted of the following:

(in thousands)	January 31, 2026	January 31, 2025
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	361,875	461,875
Principal amount	961,875	1,061,875
Less: unamortized discount and issuance costs (1)	4,496	5,574
Total debt, net	957,379	1,056,301
Less: current portion of long-term debt	—	—
Long-term debt, net	$957,379	$1,056,301
(1)In addition to the $4.5 million and $5.6 million of unamortized discount and issuance costs related to the Notes as of January 31, 2026 and 2025, respectively, $5.9 million and $7.7 million of unamortized issuance costs related to the Company's Revolving Credit Facility are included within other assets in the consolidated balance sheets as of January 31, 2026 and January 31, 2025, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of January 31, 2026, the balance of accrued interest on the Notes was $9.0 million, which is included within accrued liabilities on the Company's consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Credit Agreement
On August 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, each lender from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined in the Credit Agreement), and each L/C Issuer (as defined therein) party thereto, pursuant to which the Company established a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $1.0 billion (with a $25 million sub-limit for the issuance of letters of credit), a portion of which was used to refinance the Company's prior credit agreement. The Revolving Credit Facility may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. The maturity date of the Revolving Credit Facility is August 23, 2029.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of January 31, 2026, the interest rate on the Revolving Credit Facility was 5.02%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of January 31, 2026 and for the period then ended.
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

Note 8. Income taxes
The income tax provision consisted of the following:

	Year ended January 31,
(in thousands)	2026	2025	2024
Current:
Federal	$18,693	$25,949	$29,376
State	3,776	6,211	3,947
Total current tax provision	$22,469	$32,160	$33,323
Deferred:
Federal	$36,679	$(11,886)	$(11,004)
State	3,083	(943)	(2,991)
Total deferred tax provision (benefit)	$39,762	$(12,829)	$(13,995)
Total income tax provision	$62,231	$19,331	$19,328
Total income tax provision differed from the amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as a result of the following (pursuant to ASU 2023-09 disclosure requirements):

	Year ended January 31,
(in thousands, except percentages)	2026		2025		2024
Federal statutory tax rate	$58,261	21.0%	$24,367	21.0%	$15,759	21.0%
State and local income taxes, net of federal income tax effect (1)	5,367	1.9%	4,365	3.8%	441	0.6%
Tax credits
Research and development tax credits	(2,413)	(1.0)%	(4,625)	(4.0)%	(3,019)	(4.0)%
Other	(123)	0.0%	(230)	(0.2)%	(112)	(0.1)%
Nontaxable or nondeductible items
Share-based payment awards	(5,080)	(1.8)%	(12,529)	(10.8)%	258	0.3%
Excessive employee remuneration	5,120	1.9%	6,782	5.8%	2,939	3.9%
Other	1,014	0.4%	1,240	1.1%	587	0.8%
Changes in unrecognized tax benefits	76	0.0%	(39)	0.0%	(47)	(0.1)%
Other adjustments
IRS examination settlement	—	0.0%	—	0.0%	2,461	3.3%
Other	9	0.0%	—	0.0%	61	0.1%
Effective tax rate	$62,231	22.4%	$19,331	16.7%	$19,328	25.8%
(1)The following states and local jurisdictions contribute the majority (more than 50%) of the tax effect to this category. For the tax year ended January 31, 2026: California, Pennsylvania, Texas, Utah, and Iowa. For the tax year ended January 31, 2025: California, Texas, New Jersey, Pennsylvania, Iowa, and Illinois. For the tax year ended January 31, 2024: California, Texas, and Utah.
The Company’s effective tax rate for the fiscal years ended January 31, 2026, 2025, and 2024 was 22.4%, 16.7%, and 25.8%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate each period is impacted by a number of factors, including the relative mix of earnings among state jurisdictions, credits, excess tax benefits or shortfalls on stock-based compensation expense, changes in unrecognized tax benefits and valuation allowance, and other items. The increase in the effective tax rate for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025 was primarily due to an increase in pre-tax book income, a reduction in tax benefit from stock-based compensation expense, and a decrease in research and development tax credits net of unrecognized tax benefits, partially offset by tax benefit from deferred tax rate adjustments due to state apportionment changes and a decrease in excessive employee remuneration. The decrease in the effective tax rate for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 was primarily due to an increase in tax benefit from stock-based compensation expense and a decrease in expense from unrecognized tax benefits, partially offset by an increase in pre-tax book income, an increase in nondeductible executive compensation, and increased expense from deferred tax rate adjustments due to state apportionment changes.

Net income tax payments by jurisdiction consisted of the following (pursuant to ASU 2023-09 disclosure requirements):

	Year ended January 31,
(in thousands)	2026	2025	2024
Federal	$5,000	$20,000	$30,500

California	787	*	*
Pennsylvania	441	*	*
Other	1,814	6,069	4,852
State and local	3,042	6,069	4,852

Total net income tax payments	$8,042	$26,069	$35,352
*Jurisdiction was below the 5% of total (net) income tax payments threshold for the period
Deferred tax assets and liabilities consisted of the following:

(in thousands)	January 31, 2026	January 31, 2025
Deferred tax assets:
Net operating loss carryforward	$732	$1,120
Stock compensation	8,266	11,937
Research and development credits	3,618	4,160
Lease liabilities	10,894	13,245
Capitalized research and development	18,771	53,238
Fixed assets	813	1,083
Accruals and reserves	5,174	5,099
Other, net	4,499	6,632
Total gross deferred tax assets	$52,767	$96,514
Less valuation allowance	(1,057)	(1,066)
Deferred tax assets, net of valuation allowance	51,710	95,448
Deferred tax liabilities:
Intangible assets	(73,260)	(84,120)
Incremental contract costs	(14,904)	(15,282)
Right-of-use assets	(8,931)	(10,926)
Goodwill	(45,680)	(38,205)
Other, net	(2,645)	(2,749)
Total gross deferred tax liabilities	(145,420)	(151,282)
Net deferred tax liabilities	$(93,710)	$(55,834)
Management considered whether it is more likely than not that some portion or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment and determined that based on the weight of all available evidence, it is more likely than not (i.e., a likelihood of more than 50%) that the Company will be able to realize all of its federal deferred tax assets and the majority of its state deferred tax assets. The Company recorded a valuation allowance of $1.1 million as of both January 31, 2026 and 2025, related to certain state deferred tax assets.
As of January 31, 2026, the Company had recorded state net operating loss carryforwards of $11.2 million, which begin to expire at various intervals beginning with the tax year ending January 31, 2036. As of January 31, 2026, the Company also had state research and development tax credit carryforwards of $12.5 million, which begin to expire at various intervals beginning with the tax year ending January 31, 2027.
As of January 31, 2026 and 2025, the gross unrecognized tax benefit was $27.4 million and $24.1 million, respectively. If recognized, $24.1 million and $20.9 million of the total unrecognized tax benefits would affect the

Company's effective tax rate as of January 31, 2026 and 2025, respectively. Total gross unrecognized tax benefits increased by $3.3 million in the period from January 31, 2025 to January 31, 2026.
A tabular reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)	January 31, 2026	January 31, 2025
Gross unrecognized tax benefits at beginning of year	$24,140	$19,213
Gross amounts of increases and decreases:
Increases as a result of tax positions taken during a prior period	—	1,004
Decreases as a result of tax positions taken during a prior period	(96)	—
Increases as a result of tax positions taken during the current period	4,012	5,076
Decreases as a result of settlement	(150)	—
Decreases resulting from the lapse of the applicable statute of limitations	(501)	(1,153)
Gross unrecognized tax benefits at end of year	$27,405	$24,140
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

(in thousands)	January 31, 2026	January 31, 2025
Total gross unrecognized tax benefits	$27,405	$24,140
Amounts netted against related deferred tax assets	(8,002)	(8,363)
Unrecognized tax benefits recorded on the consolidated balance sheet	$19,403	$15,777
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of other income, net in the consolidated statements of operations. During the fiscal years ended January 31, 2026, 2025, and 2024, the Company recorded penalties and interest of $0.7 million, $0.6 million, and $0.1 million, respectively, related to unrecognized tax benefits. As of January 31, 2026 and 2025, the Company recorded accrued interest and penalties of $2.7 million and $2.0 million, respectively.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the state of California. Such tax examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. The Company concluded examinations by the states of Texas and New York during the fiscal year ended January 31, 2026, and all necessary adjustments were immaterial. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
In July 2025, the “One Big Beautiful Bill Act” was signed into law. The most significant provision for the Company is the immediate expensing of domestic research and experimental expenditures. Other changes include bonus depreciation allowance on qualified business asset purchases and modifications to the business interest expense limitation calculation. Each of these changes may result in accelerated tax deductions during the current and future tax years. Tax payments for the fiscal year ended January 31, 2026 were significantly reduced, and tax payments for the year ending January 31, 2027 are expected to be significantly reduced, as a result of the accelerated tax deductions. However, the Company's total income tax expense and effective tax rate are not expected to materially change as a result of the new legislation.

Note 9. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's consolidated statements of operations during the fiscal years presented:

	Year ended January 31,
(in thousands)	2026	2025	2024
Cost of revenue	$12,686	$14,955	$16,462
Sales and marketing	13,093	15,623	13,182
Technology and development	23,167	25,002	20,891
General and administrative	24,117	40,845	26,616
Total stock-based compensation expense	$73,063	$96,425	$77,151
The following table shows stock-based compensation by award type:

	Year ended January 31,
(in thousands)	2026	2025	2024
Restricted stock units	$66,659	$66,986	$60,688
Performance restricted stock units	6,404	29,439	16,384
Stock options	—	—	79
Total stock-based compensation expense	$73,063	$96,425	$77,151
Stock award plans
Incentive Plan. The HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan") provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of January 31, 2026, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 2.9 million.
Stock options
Under the terms of the Incentive Plan, the Company has the ability to grant incentive and nonstatutory stock options. Such stock options are to be exercisable at prices, as determined by the board of directors, which must be equal to no less than the fair value of the Company's common stock at the date of the grant. Stock options granted under the Incentive Plan generally expire 10 years from the date of issuance or are forfeited 90 days after termination of employment. No stock options were granted during the fiscal years ended January 31, 2026, 2025, or 2024.
A summary of stock option activity is as follows:

	Stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2025	369	$21.27 - 73.61	$48.13	2.5	$22,957
Exercised	(236)	$21.27 - 73.61	$48.52
Outstanding as of January 31, 2026	133	$24.36 - 73.61	$47.50	1.6	$5,081
Vested and expected to vest as of January 31, 2026	133		$47.50	1.6	$5,081
Exercisable as of January 31, 2026	133		$47.50	1.6	$5,081
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of options exercised during the fiscal years ended January 31, 2026, 2025 and 2024 was $13.8 million, $21.7 million, and $10.1 million, respectively. As of January 31, 2026, there was no unrecorded stock-based compensation expense associated with stock options, and all outstanding stock options were vested.
Restricted stock units
The Company grants RSUs to certain team members, officers, and directors under the Incentive Plan, which vest upon service-based criteria and performance-based criteria. The weighted-average fair value of RSUs granted during the fiscal years ended January 31, 2026, 2025 and 2024 was $93.70, $86.07 and $64.16 per share, respectively.
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
Performance restricted stock units. During the fiscal year ended January 31, 2026, the Company awarded 139,451 performance restricted stock units ("PRSUs") subject to a market condition based on the Company’s total shareholder return relative to the Russell 3000 index as measured on January 31, 2028. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $17.7 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the fiscal year ended January 31, 2026, the Company awarded 46,485 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2028. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the fiscal year ended January 31, 2026 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement (defined as at least 55 years old with at least 10 years of service at the Company). As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
A summary of RSU and PRSU activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2025	2,882	$76.82
Granted	1,283	93.70
Vested	(1,490)	80.85
Forfeited	(507)	76.38
Outstanding as of January 31, 2026	2,168	$84.15
During the fiscal years ended January 31, 2026, 2025 and 2024, the aggregate intrinsic value of RSUs vested was $132.7 million, $118.8 million, and $69.3 million, respectively.
As of January 31, 2026, total unrecorded stock-based compensation expense associated with RSUs was $132.7 million, which was expected to be recognized over a weighted-average period of 2.2 years.
Note 10. Stockholders' equity
Stock repurchase programs
In June 2025, the Company announced that its board of directors authorized a new common stock repurchase program (the “2025 Stock Repurchase Program"), supplementing the $300 million common stock repurchase program approved in August 2024. Under the 2025 Stock Repurchase Program, the Company may purchase up to an additional $300 million of its common stock, as market conditions warrant.

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
The following table sets forth the common stock repurchased and subsequently retired during the periods presented:

	Year ended January 31,
	2026		2025
(in thousands)	Shares	Amount	Shares	Amount
Common stock repurchases (1)	3,254	$301,675	1,361	$122,247
(1)Shares repurchased include unsettled repurchases as of January 31, 2026. Transaction fees and excise tax were recorded as part of the repurchase price.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of January 31, 2026, $177.7 million of common stock remained authorized for repurchase under the Company's 2025 Stock Repurchase Program.
Accumulated other comprehensive loss
As of January 31, 2026, AOCI consisted of unrealized losses on cash flow hedges, net. The following table summarizes the changes in AOCI:

(in thousands)	Change in unrealized losses on cash flow hedges	Income tax benefit	Total
Beginning balance	$—	$—	$—
Other comprehensive loss before reclassifications	(7,545)	1,850	(5,695)
Amounts reclassified from AOCI	(16)	4	(12)
Net change in AOCI	(7,561)	1,854	(5,707)
Ending balance	$(7,561)	$1,854	$(5,707)
Adequacy of net worth
In February 2006, HealthEquity received designation by the U.S. Department of Treasury to act as a passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders. On July 24, 2017, HealthEquity received designation by the U.S. Department of Treasury to act as both a passive and non-passive non-bank custodian, which allows HealthEquity to hold custodial assets for individual account holders and use discretion to direct investment of such assets held. As a passive and non-passive non-bank custodian according to Treasury Regulations section 1.408-2(e)(5)(ii)(B), the Company must maintain net worth (assets minus liabilities) greater than the sum of 2% of passive custodial funds held at each fiscal year-end and 4% of the non-passive custodial funds held at each fiscal year-end in order to take on additional custodial assets. As of January 31, 2026, the Company's year-end for trust and tax purposes, the net worth of the Company exceeded the required thresholds.
Note 11. Derivative financial instruments and hedging activities
Yields paid by the Company's insurance company partners and depository partners are impacted by the prevailing interest rate environment at the time HSA cash is placed with those partners. The Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash. These derivatives involve the Company and its counterparty agreeing to fix the price of a specified Treasury bond on a future date, ranging from March 2026 to January 2028, resulting in cash settlement for the difference between the fixed price and the market price on that date. The parties may elect net settlement of multiple transactions under certain conditions; however, the Company presents its derivative assets and liabilities on a gross basis on its consolidated balance sheets. The gain or loss on the derivative is recorded in AOCI and subsequently reclassified into custodial revenue in the same periods during which the hedged transaction affects custodial revenue earned from the Company's insurance company partners and depository partners. As of January 31, 2026, each of the

Company's derivatives was designated as a cash flow hedge. The Company did not use derivatives prior to fiscal 2026.
As of the January 31, 2026, the weighted average interest rate indicated by the Company's Treasury bond forwards was 3.92%.
Notional amount of derivative contracts
The notional amount of the Company's derivative instruments was as follows:

(in thousands, except number of instruments)	January 31, 2026		January 31, 2025
	Number of instruments	Notional	Number of instruments	Notional
Treasury bond forwards	18	$2,350,000	—	$—
Fair value of derivative contracts
The table below presents the fair value of the Company’s derivatives as well as their classification in the consolidated balance sheet.

	January 31, 2026
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$—	$3,285	$(6,935)	$(7,997)
Effect of derivatives on the consolidated financial statements
The pre-tax losses on the Company's cash flow hedges recognized in AOCI were as follows:

(in thousands)	Year ended January 31,
	2026	2025	2024
Treasury bond forwards	$(7,545)	$—	$—
Total amounts presented in the consolidated statements of operations

	Year ended January 31, 2026
(in thousands)	Custodial revenue	Income tax provision	Total reclassifications
Treasury bond forwards
Amount of gains reclassified from AOCI	$16	$(4)	$12
As of January 31, 2026, the estimated amount of AOCI that is expected to be reclassified into earnings within the next 12 months is a net gain of $0.4 million.
Note 12. Fair value
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

The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of January 31, 2026, the fair value of the Notes was $587.0 million.
The Revolving Credit Facility is considered a Level 2 instrument, and the amounts outstanding thereunder are recorded at book value in the Company's consolidated financial statements. The Revolving Credit Facility reprices frequently due to variable interest rate terms and entails no significant changes in credit risk. As a result, the fair value of the Revolving Credit Facility approximates carrying value.
The Company classifies derivative instruments as Level 2 within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate curves and implied volatilities.
Note 13. Employee benefits
The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the IRS Code. All non-seasonal team members over the age of 18 are eligible to participate in the plan. The plan provides for Company matching of employee contributions up to 3.5% of eligible earnings. Employer matching contribution expense was $8.4 million, $8.4 million and $8.7 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
The Company is self-insured for medical and dental benefits for all qualifying employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $600,000. The Company records estimates of costs of claims incurred based on an analysis of historical data and independent estimates. The Company's liability for self-insured medical claims is included in accrued compensation in its consolidated balance sheet and was $8.0 million and $5.2 million as of January 31, 2026 and 2025, respectively.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2026, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO have concluded that as of January 31, 2026, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”).
Based on that assessment, management has concluded that, as of January 31, 2026, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information
Rule 10b5-1 plan elections
Except as described below, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended January 31, 2026.
On December 20, 2025, Adrian Dillon, a member of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Dillon Arrangement”). The Dillon Arrangement provides for the sale, between March 21, 2026 and February 1, 2027, of up to 12,469 shares of the Company’s common stock held by Mr. Dillon, which represent the exercise of expiring stock options and sale of the underlying shares. The Dillon Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
On January 14, 2026, Gayle Wellborn, a member of our board of directors, entered into a Rule 10b5-1 trading arrangement (the “Wellborn Arrangement”). The Wellborn Arrangement provides for the sale, between April 15, 2026 and December 31, 2026, of up to 2,439 shares of the Company’s common stock held by Ms. Wellborn. The Wellborn Arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III.
Item 10. Directors, executive officers and corporate governance
The information required by this Item 10 of Form 10-K is found in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2026 Annual Meeting of Stockholders is incorporated by reference to our 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive compensation
The information required by this Item 11 of Form 10-K is incorporated by reference in our 2026 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 of Form 10-K is incorporated by reference in our 2026 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 of Form 10-K is incorporated by reference in our 2026 Proxy Statement.
Item 14. Principal accounting fees and services
The information required by this Item 14 of Form 10-K is incorporated by reference in our 2026 Proxy Statement.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36568	3.2	July 6, 2018
3.2	Amended and Restated By-laws of the Company	8-K	001-36568	3.1	February 10, 2023
4.1	Description of Securities of the Company	10-K	001-36568	4.1	March 31, 2020
4.2	Form of Common Stock Certificate.	S-1/A	333-196645	4.1	July 16, 2014
4.3	Amended and Restated Registration Rights Agreement, dated August 11, 2011, by and among the Company and certain of its stockholders.	S-1	333-196645	4.2	June 10, 2014
4.4	Indenture, dated as of October 8, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 4.500% Senior Notes due 2029	8-K	001-36568	4.1	October 12, 2021
10.1	Form of Indemnification Agreement by and between the Company and its directors and officers.	S-1/A	333-196645	10.1	July 16, 2014
10.2†	HealthEquity, Inc. 2014 Equity Incentive Plan and Form of Award Agreement.	S-1	333-196645	10.2	June 10, 2014
10.3†	HealthEquity, Inc. 2014 Amended and Restated Equity Incentive Plan and Form of Award Agreement.	S-1/A	333-196645	10.3	July 16, 2014
10.4†	Amendment No. 1 to the HealthEquity 2014 Equity Incentive Plan, as amended and restated	8-K	001-36568	10.3	August 30, 2019
10.5†	Restricted Stock Unit Award Agreement	10-Q	001-36568	10.4	December 6, 2018
10.6†	Restricted Stock Award Agreement	10-K	001-36568	10.30	March 28, 2019
10.7†	HealthEquity, Inc. 2024 Equity Incentive Plan	10-Q	001-36568	10.1	September 3, 2024
10.8†	Forms of Award Agreements under the HealthEquity, Inc. 2024 Equity Incentive Plan	10-Q	001-36568	10.2	September 3, 2024
10.9†	HealthEquity, Inc. Section 409A Specified Employee Policy.	S-1	333-196645	10.23	June 10, 2014
10.10†	Employment Agreement, dated June 10, 2014, by and between the Company and Stephen D. Neeleman, M.D.	S-1	333-196645	10.25	June 10, 2014
10.11†	Employment Agreement, dated January 19, 2022, by and between the Company and Elimelech Rosner	10-K	001-36568	10.18	March 30, 2023
10.12†	Employment Agreement, dated June 13, 2023, between James M. Lucania and the Company	8-K	001-36568	10.1	June 14, 2023
10.13†	Employment Agreement, dated November 11, 2024, between Scott R. Cutler and the Company	8-K	001-36568	10.1	November 12, 2024
10.14†	Letter Agreement, dated November 11, 2024, between Jon Kessler and the Company	8-K	001-36568	10.1	November 12, 2024
10.15†	Employment Agreement, dated January, 17, 2024 between Michael Fiore and the Company	10-K	001-36568	10.15	March 18, 2025
10.16†	Employment Agreement dated February 3, 2016 between Delano W. Ladd and the Company	10-K	001-36568	10.17	March 18, 2025
10.17	Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 2, L.C.	10-Q	001-36568	10.1	June 11, 2015
10.18	Amended and Restated Lease Agreement, dated May 15, 2015, by and between the Registrant and BG Scenic Point Office 1, L.C.	10-Q	001-36568	10.2	June 11, 2015
10.19	First Amendment to Lease Agreement, dated November 3, 2015, by and between the Company and the Landlord.	10-Q	001-36568	10.1	December 8, 2016

Incorporated by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.20	First Amendment to Amended and Restated Lease Agreement, dated June 1, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.1	June 8, 2017
10.21	Second Amendment to Lease Agreement, dated September 16, 2016, by and between the Company and the Landlord.	10-Q	001-36568	10.2	December 8, 2016
10.22	Second Amendment to Amended and Restated Lease Agreement, dated May 31, 2017, by and between the Company and the Landlord.	10-Q	001-36568	10.2	June 8, 2017
10.23	Third Amendment to Lease Agreement, dated September 26, 2018, by and between the Company and the Landlord	10-K	001-36568	10.31	March 28, 2019
10.24	Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.1	December 6, 2018
10.25	Third Amendment to Amended and Restated Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.2	December 6, 2018
10.26	Fourth Amendment to Lease Agreement, dated September 27, 2018, by and between the Company and the Landlord	10-Q	001-36568	10.3	December 6, 2018
10.27	Credit Agreement, dated as of August 23, 2024, by and among the Company, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the Swing Line Lender (as defined therein), and each L/C Issuer (as defined therein) party thereto	10-Q	001-36568	10.1	December 9, 2024
10.28+	Non-Employee Director Compensation Policy
19+	Insider Trading Policy
21.1+	List of Subsidiaries
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1+	Power of Attorney (included in the signature page to this Annual Report).
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97+	Clawback Policy
101.INS††	XBRL Instance document
101.SCH††	XBRL Taxonomy schema linkbase document
101.CAL††	XBRL Taxonomy calculation linkbase document
101.DEF††	XBRL Taxonomy definition linkbase document
101.LAB††	XBRL Taxonomy labels linkbase document
101.PRE††	XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline XBRL.

+	Filed herewith
*	Furnished herewith
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. HealthEquity hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah on this 17th day of March, 2026.

HEALTHEQUITY, INC.
Date: March 17, 2026	By:	/s/ Scott Cutler
	Name:	Scott Cutler
	Title:	President and Chief Executive Officer

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

Date: March 17, 2026	By:	/s/ Robert Selander
	Name:	Robert Selander
	Title:	Chairman of the Board, Director

Date: March 17, 2026	By:	/s/ Scott Cutler
	Name:	Scott Cutler
	Title:	President and Chief Executive Officer (Principal Executive Officer), Director

Date: March 17, 2026	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 17, 2026	By:	/s/ Adrian Dillon
	Name:	Adrian Dillon
	Title:	Director

Date: March 17, 2026	By:	/s/ Evelyn Dilsaver
	Name:	Evelyn Dilsaver
	Title:	Director

Date: March 17, 2026	By:	/s/ Debra McCowan
	Name:	Debra McCowan
	Title:	Director

Date: March 17, 2026	By:	/s/ Rajesh Natarajan
	Name:	Rajesh Natarajan
	Title:	Director

Date: March 17, 2026	By:	/s/ Stephen Neeleman
	Name:	Stephen Neeleman, M.D.
	Title:	Vice Chairman and Director

Date: March 17, 2026	By:	/s/ Stuart Parker
	Name:	Stuart Parker
	Title:	Director

Date: March 17, 2026	By:	/s/ Gayle Wellborn
	Name:	Gayle Wellborn
	Title:	Director