Form 10-Q
period 2026-04-30
HEALTHEQUITY, INC.
filed 2026-05-28
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026
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

As of May 20, 2026, there were 83,602,157 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	April 30, 2026	January 31, 2026
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$265,369	$318,927
Accounts receivable, net of allowance for doubtful accounts of $953 and $924 as of April 30, 2026 and January 31, 2026, respectively	122,003	123,696
Prepaid expenses and other current assets	79,156	69,658
Total current assets	466,528	512,281
Property and equipment, net	3,800	3,177
Operating lease right-of-use assets	34,578	36,310
Intangible assets, net	1,073,045	1,097,172
Goodwill	1,648,145	1,648,145
Other assets	80,090	83,247
Total assets	$3,306,186	$3,380,332
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,219	$12,159
Accrued compensation	26,664	60,392
Accrued liabilities	84,941	74,388
Operating lease liabilities	9,916	9,911
Total current liabilities	135,740	156,850
Long-term liabilities
Long-term debt, net of issuance costs	942,656	957,379
Operating lease liabilities, non-current	32,110	34,190
Other long-term liabilities	52,932	31,007
Deferred tax liability	95,353	93,710
Total long-term liabilities	1,123,051	1,116,286
Total liabilities	1,258,791	1,273,136
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 83,927 and 85,007 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	8	8
Additional paid-in capital	1,901,935	1,916,989
Accumulated earnings	177,204	195,906
Accumulated other comprehensive loss	(31,752)	(5,707)
Total stockholders’ equity	2,047,395	2,107,196
Total liabilities and stockholders’ equity	$3,306,186	$3,380,332
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations (unaudited)

	Three months ended April 30,
(in thousands, except per share data)	2026	2025
Revenue
Service revenue	$122,932	$119,784
Custodial revenue	174,334	156,455
Interchange revenue	57,375	54,605
Total revenue	354,641	330,844
Cost of revenue
Service costs	78,326	88,005
Custodial costs	11,655	10,747
Interchange costs	8,348	7,781
Total cost of revenue	98,329	106,533
Gross profit	256,312	224,311
Operating expenses
Sales and marketing	26,833	25,984
Technology and development	67,767	61,436
General and administrative	31,131	25,536
Amortization of acquired intangible assets	26,515	27,002
Merger integration	1,113	1,275
Total operating expenses	153,359	141,233
Income from operations	102,953	83,078
Other expense
Interest expense	(12,588)	(14,858)
Other income, net	2,048	2,733
Total other expense	(10,540)	(12,125)
Income before income taxes	92,413	70,953
Income tax provision	22,995	17,038
Net income	$69,418	$53,915
Net income per share:
Basic	$0.82	$0.62
Diluted	$0.82	$0.61
Weighted-average number of shares used in computing net income per share:
Basic	84,413	86,655
Diluted	85,006	88,415
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (unaudited)

	Three months ended April 30,
(in thousands, except per share data)	2026	2025
Net income	$69,418	$53,915
Other comprehensive loss
Cash flow hedges
Net unrealized losses	(25,897)	—
Reclassification of net gains included in net income	(148)	—
Net change, net of income tax benefit of $8,463 for the three months ended April 30, 2026	(26,045)	—
Total other comprehensive loss	(26,045)	—
Comprehensive income	$43,373	$53,915
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended April 30,
(in thousands)	2026	2025
Total stockholders' equity, beginning balance	$2,107,196	$2,114,911

Common stock:
Beginning balance	8	9
Issuance of common stock	—	—
Ending balance	8	9

Additional paid-in capital:
Beginning balance	1,916,989	1,905,628
Issuance of common stock	418	955
Stock-based compensation	19,406	14,336
Repurchases of common stock	(34,878)	(15,475)
Ending balance	1,901,935	1,905,444

Accumulated earnings:
Beginning balance	195,906	209,274
Repurchases of common stock	(88,120)	(44,836)
Net income	69,418	53,915
Ending balance	177,204	218,353

Accumulated other comprehensive loss:
Beginning balance	(5,707)	—
Other comprehensive loss	(26,045)	—
Ending balance	(31,752)	—

Total stockholders' equity, ending balance	$2,047,395	$2,123,806
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Three months ended April 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$69,418	$53,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,214	38,741
Stock-based compensation	19,406	14,336
Amortization of debt discount and issuance costs	277	265
Amortization of gains on derivatives	(196)	—
Deferred taxes	10,106	1,324
Changes in operating assets and liabilities:
Accounts receivable, net	1,693	1,750
Prepaid expenses and other current and non-current assets	(11,690)	(5,702)
Operating lease right-of-use assets	1,732	1,649
Accrued compensation	(31,242)	(42,210)
Accounts payable, accrued liabilities, and other current liabilities	(873)	3,422
Operating lease liabilities, non-current	(2,080)	(1,968)
Other long-term liabilities	2,761	(784)
Net cash provided by operating activities	97,526	64,738
Cash flows from investing activities:
Purchases of software and capitalized software development costs	(15,930)	(16,057)
Purchases of property and equipment	(362)	(86)
Settlement of derivatives, net	2,388	—
Net cash used in investing activities	(13,904)	(16,143)
Cash flows from financing activities:
Repurchases of common stock	(123,314)	(59,065)
Principal payments on long-term debt	(15,000)	—
Settlement of client-held funds obligation, net	716	1,451
Proceeds from exercise of common stock options	418	965
Net cash used in financing activities	(137,180)	(56,649)
Decrease in cash and cash equivalents	(53,558)	(8,054)
Beginning cash and cash equivalents	318,927	295,948
Ending cash and cash equivalents	$265,369	$287,894
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Three months ended April 30,
(in thousands)	2026	2025
Supplemental cash flow data:
Interest expense paid in cash	$18,512	$20,809
Income tax refunds, net	(451)	(46)
Supplemental disclosures of non-cash investing and financing activities:
Purchases of software and capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	2,001	2,774
Purchases of property and equipment included in accounts payable or accrued liabilities	765	546
Repurchases of common stock included in accrued liabilities	2,858	2,000
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
The Company does not generate international revenues. All long-lived assets are maintained in the United States of America.
Basis of presentation
The accompanying condensed consolidated financial statements as of April 30, 2026 and for the three months ended April 30, 2026 and 2025 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Significant accounting policies
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The new standard permits early adoption and can be applied prospectively or retrospectively.

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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended April 30,
(in thousands, except per share data)	2026	2025
Numerator (basic and diluted):
Net income	$69,418	$53,915
Denominator (basic):
Weighted-average common shares outstanding	84,413	86,655
Denominator (diluted):
Weighted-average common shares outstanding	84,413	86,655
Weighted-average dilutive effect of stock options and restricted stock units	593	1,760
Diluted weighted-average common shares outstanding	85,006	88,415
Net income per share:
Basic	$0.82	$0.62
Diluted	$0.82	$0.61
For the three months ended April 30, 2026 and 2025, 0.4 million and 0.1 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Leasehold improvements	$14,673	$14,140
Furniture and fixtures	6,452	6,453
Computer equipment	20,394	19,902
Property and equipment, gross	41,519	40,495
Accumulated depreciation	(37,719)	(37,318)
Property and equipment, net	$3,800	$3,177
Depreciation expense was $0.5 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively.
Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of

April 30, 2026 and January 31, 2026, the balance of deferred revenue was $5.0 million and $6.7 million, respectively. The balances are related to cash received in advance for custodial and interchange revenue arrangements, other up-front fees and other commuter deferred revenue. The Company expects to recognize approximately 88% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities in the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three months ended April 30, 2026 that was included in the balance of deferred revenue as of January 31, 2026 was $3.1 million. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of operating lease costs were as follows:

	Three months ended April 30,
(in thousands)	2026	2025
Operating lease expense	$2,209	$2,240
Sublease income	(1,375)	(1,235)
Net operating lease expense	$834	$1,005
Other income, net
Other income, net, consisted of the following:

	Three months ended April 30,
(in thousands)	2026	2025
Interest income	$1,887	$2,733
Other miscellaneous income, net	161	—
Total other income, net	$2,048	$2,733
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three months ended April 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,552	$2,529
Right-of-use assets obtained in exchange for lease obligations	$—	$(90)
Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	April 30, 2026
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$370,113	$(289,418)	$80,695
Acquired HSA portfolios	737,304	(185,800)	551,504
Acquired customer relationships	759,782	(321,436)	438,346
Acquired developed technology	132,825	(130,325)	2,500
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$2,012,924	$(939,879)	$1,073,045

	January 31, 2026
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$356,597	$(278,291)	$78,306
Acquired HSA portfolios	737,304	(173,687)	563,617
Acquired customer relationships	759,782	(308,512)	451,270
Acquired developed technology	132,825	(128,846)	3,979
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,999,408	$(902,236)	$1,097,172
Amortization expense was $37.7 million and $38.1 million for the three months ended April 30, 2026 and 2025, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the three months ended April 30, 2026.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations, and other purchase obligations and contractual commitments. During the three months ended April 30, 2026, the Company prepaid $15.0 million under its credit agreement. There were no other material changes during the three months ended April 30, 2026, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
Legal matters
As a result of a cybersecurity incident in fiscal 2025 in which a business partner's user account containing personally identifiable information was breached, the Company is subject to a consolidated putative class action lawsuit in federal court in the District of Utah. The plaintiffs in this legal action allege that the Company failed to implement reasonable data security practices, which resulted in a breach and disclosure of plaintiffs' and others' personally identifiable information and protected health information. The plaintiffs are seeking, among other damages, unspecified monetary damages, equitable relief, costs, and attorneys' fees arising out of the incident. On December 13, 2024, the Company filed a motion to dismiss the class action and a motion to compel arbitration. On May 5, 2025, the court dismissed without prejudice the Company's motion to compel arbitration and the motion to dismiss, with the court noting that the Company could refile both motions after the conclusion of discovery. On May 15, 2026, the Company filed its renewed motion to compel arbitration. The Company intends to vigorously defend itself against this legal action. In addition, the Company is subject to several regulatory inquiries related to the cybersecurity incident. The amount of the potential loss associated with the lawsuit and any potential regulatory action cannot be reasonably estimated based on currently available information.
The Company and its subsidiaries are involved in various other litigation, governmental proceedings, and claims, not described above, that arise in the normal course of business. It is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings or claims, or the impact that such litigation, proceedings, and claims will have on the Company’s financial position, results of operations, and cash flows.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	346,875	361,875
Principal amount	946,875	961,875
Less: unamortized discount and issuance costs (1)	4,219	4,496
Total debt, net	942,656	957,379
Less: current portion of long-term debt	—	—
Long-term debt, net	$942,656	$957,379
(1)In addition to the $4.2 million and $4.5 million of unamortized discount and issuance costs related to the Notes as of April 30, 2026 and January 31, 2026, respectively, $5.5 million and $5.9 million of unamortized issuance costs related to the Company's Revolving Credit Facility are included within other assets in the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. As of April 30, 2026 and January 31, 2026, the balance of accrued interest on the Notes was $2.3 million and $9.0 million , respectively, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of April 30, 2026, the interest rate on the Revolving Credit Facility was 5.00%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of April 30, 2026 and for the period then ended.
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
Note 7. Income taxes
The Company follows Accounting Standards Codification ("ASC") 740-270, Income Taxes - Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to pre-tax income through the end of the latest fiscal quarter to determine the interim income tax provision. For the three months ended April 30, 2026 and 2025, the Company recorded an income tax provision of $23.0 million and $17.0 million, respectively. This resulted in an effective income tax rate of 24.9% for the three months ended April 30, 2026, compared with an effective income tax rate of 24.0% for the three months ended April 30, 2025. For the three months ended April 30, 2026, discrete tax items impacting the effective tax rate were primarily due to tax benefit from stock-based compensation expense. For the three months ended April 30, 2025, discrete tax items impacting the effective tax rate were primarily due to tax benefit from stock-based compensation expense and changes to net state deferred tax liabilities due to state apportionment changes.
As of April 30, 2026 and January 31, 2026, the Company’s total gross unrecognized tax benefit was $28.4 million and $27.4 million, respectively. If recognized, $25.0 million of the total gross unrecognized tax benefit would affect the Company's effective tax rate as of April 30, 2026.
As of April 30, 2026, $17.2 million of federal income tax payable is included within accrued liabilities on the Company's condensed consolidated balance sheets.
The Company files income tax returns with U.S. federal and state taxing jurisdictions and is currently under examination by the state of California. This tax examination may lead to ordinary course adjustments or proposed adjustments to the Company's taxes, net operating losses, and/or tax credit carryforwards. As a result of the Company's net operating loss carryforwards and tax credit carryforwards, the Company remains subject to examination by one or more jurisdictions for tax years after 2006.
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations during the periods presented:

	Three months ended April 30,
(in thousands)	2026	2025
Cost of revenue	$2,787	$3,387
Sales and marketing	4,524	4,870
Technology and development	3,953	5,920
General and administrative	8,142	159
Total stock-based compensation expense	$19,406	$14,336
Stock award plans
Incentive Plan. The HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan") provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of April 30, 2026, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 1.8 million.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2026	133	$24.36 - 73.61	$47.50	1.6	$5,081
Exercised	(15)	$24.36 - 44.53	$27.84
Outstanding as of April 30, 2026	118	$25.06 - 73.61	$50.01	1.5	$3,781
Vested and expected to vest as of April 30, 2026	118		$50.01	1.5	$3,781
Exercisable as of April 30, 2026	118		$50.01	1.5	$3,781
Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2026	2,168	$84.15
Granted	1,235	87.65
Vested	(432)	78.15
Forfeited	(123)	94.43
Outstanding as of April 30, 2026	2,848	$86.13
Performance restricted stock units. During the three months ended April 30, 2026, the Company awarded 240,239 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 3000 index as measured on January 31, 2029. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $28.8 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.

In addition, during the three months ended April 30, 2026, the Company awarded 80,081 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2029. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the three months ended April 30, 2026 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement. As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
Note 9. Stockholders' equity
Stock repurchase program
In August 2024, the Company's board of directors authorized the repurchase of up to $300 million of its common stock. In June 2025, the board of directors increased the common stock repurchase authorization by $300 million.
The common stock may be repurchased at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company's sole discretion. Such repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and may be suspended or discontinued at any time.
The following table sets forth the common stock repurchased and subsequently retired during the three months ended April 30, 2026:

	Three months ended April 30, 2026
(in thousands)	Shares	Amount
Common stock repurchases (1)	1,522	$122,998
(1)Shares repurchased include unsettled repurchases as of April 30, 2026. Transaction fees and excise tax were recorded as part of the repurchase price.
All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of April 30, 2026, $55.6 million of common stock remained authorized for repurchase under the common stock repurchase program.
In May 2026, the board of directors increased the common stock repurchase authorization by $1.0 billion.
Accumulated other comprehensive loss
As of April 30, 2026, accumulated other comprehensive income or loss ("AOCI") consisted of unrealized losses on cash flow hedges, net. The following table summarizes the changes in AOCI:

(in thousands)	Change in unrealized losses on cash flow hedges	Income tax benefit	Total
Balances as of January 31, 2026	$(7,561)	$1,854	$(5,707)
Other comprehensive loss before reclassifications	(34,312)	8,415	(25,897)
Amounts reclassified from AOCI	(196)	48	(148)
Net change in AOCI	(34,508)	8,463	(26,045)
Balances as of April 30, 2026	$(42,069)	$10,317	$(31,752)

Note 10. Derivative financial instruments and hedging activities
Yields paid by the Company's insurance company partners and depository partners are impacted by the prevailing interest rate environment at the time HSA cash is placed with those partners. The Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash. These derivatives involve the Company and its counterparty agreeing to fix the price of a specified Treasury bond on a future date, ranging from June 2026 to January 2029, resulting in cash settlement for the difference between the fixed price and the market price on that date. The parties may elect net settlement of multiple transactions under certain conditions; however, the Company presents its derivative assets and liabilities on a gross basis on its condensed consolidated balance sheets. The gain or loss on the derivative is recorded in AOCI and subsequently reclassified into custodial revenue in the same periods during which the hedged transaction affects custodial revenue earned from the Company's insurance company partners and depository partners. As of April 30, 2026, each of the Company's derivatives was designated as a cash flow hedge.
As of the April 30, 2026, the weighted average interest rate indicated by the Company's Treasury bond forwards was 3.91%.
Notional amount of derivative contracts
The notional amount of the Company's derivative instruments was as follows:

(in thousands, except number of instruments)	April 30, 2026		January 31, 2026
	Number of instruments	Notional	Number of instruments	Notional
Treasury bond forwards	26	$3,495,000	18	$2,350,000
Fair value of derivative contracts
The tables below present the fair value of the Company’s derivatives as well as their classification in the condensed consolidated balance sheet.

	April 30, 2026
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$666	$—	$(19,387)	$(27,161)

	January 31, 2026
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$—	$3,285	$(6,935)	$(7,997)
Effect of derivatives on the condensed consolidated financial statements
The pre-tax losses on the Company's cash flow hedges recognized in AOCI were as follows:

	Three months ended April 30,
(in thousands)	2026	2025
Treasury bond forwards	$34,312	$—
Total amounts presented in the condensed consolidated statements of operations

	Three months ended April 30,
	2026			2025
(in thousands)	Custodial revenue	Income tax provision	Total reclassifications	Custodial revenue	Income tax provision	Total reclassifications
Treasury bond forwards
Amount of gains reclassified from AOCI	$196	$(48)	$148	$—	$—	$—

As of April 30, 2026, the estimated amount of AOCI that is expected to be reclassified into earnings within the next 12 months is a net loss of $1.2 million.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of April 30, 2026, the fair value of the Notes was $583.5 million.
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

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning our ability to integrate acquired businesses, the anticipated synergies and other benefits of acquired businesses and any future acquisitions, health savings accounts and other tax-advantaged consumer-directed benefits, tax and other regulatory changes, market opportunity, our future financial and operating results, our investment and acquisition strategy, our sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases and other acquisitions, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and our other reports filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
The core of our offerings is the HSA, a financial account through which consumers save, spend, and invest their healthcare dollars on a tax-advantaged basis. As of April 30, 2026, we administered 10.6 million HSAs, with balances totaling $37.1 billion, which we call HSA Assets, as well as 7.2 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.8 million as of April 30, 2026.
We reach consumers primarily through relationships with their employers, which we call Clients. We reach Clients primarily through relationships with benefits brokers and advisors, integrated partnerships with a network of health plans, benefits administrators, and retirement plan recordkeepers, which we call Network Partners, and a sales force that calls on Clients directly.
We have increased our share of the growing HSA market from 4% in December 2010 to 20% as of December 2025, measured by HSA Assets. According to the 2025 Year-End Devenir HSA Research Report, as of December 2025, we were the largest HSA provider by number of accounts and the second largest HSA provider by HSA Assets. In addition, we believe we are the largest provider of other CDBs. We seek to differentiate ourselves through our service-driven culture, product breadth, ecosystem connectivity, and proprietary technology, which enable our members to better save, spend, and invest their healthcare dollars. Our proprietary technology allows us to help consumers optimize the value of their HSAs and other CDBs and gain confidence and skills in managing their healthcare costs as part of their financial security.
Our ability to assist consumers is enhanced by our capacity to securely share data in both directions with others in the health, benefits, and retirement ecosystems.
We earn revenue primarily from three sources: service, custodial, and interchange. We earn service revenue mainly from fees paid by our Clients, Network Partners, and members for the administration services we provide in connection with the HSAs and other CDBs we offer. Service revenue also includes revenue earned from invested HSA Assets and our marketplace. We earn custodial revenue primarily from HSA cash held by our insurance company partners, HSA cash held by our federally insured bank and credit union partners, which we collectively call our Depository Partners, and Client-held funds deposited with our Depository Partners. We earn interchange revenue mainly from fees paid by merchants on payments that our members make using our physical payment cards and on our virtual payment system. See “Key components of our results of operations” for additional information on our sources of revenue.
Key factors affecting our performance
We believe that our future performance will be driven by a number of factors, including those identified below. Each of these factors presents both significant opportunities and significant risks to our future performance. See also the section entitled “Risk factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and our other reports filed with the SEC.
Our selective acquisition strategy
We have historically acquired HSA portfolios and businesses that we believe strengthen our service offerings. We expect to continue this growth strategy and are regularly engaged in evaluating different opportunities. We have developed an internal capability to source, evaluate, and integrate acquisitions. We believe the nature of our competitive landscape provides significant acquisition opportunities. Many of our competitors view their HSA businesses as non-core functions. We believe they may look to divest these assets and, in certain cases, may be limited from making acquisitions due to depository capital requirements. Our success depends in part on our ability to successfully integrate acquired businesses and HSA portfolios with our business in an efficient and effective manner.
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
HSA members who allocate HSA cash to our Enhanced Rates offering retain a higher yield compared to our Basic Rates offering. An increase in the percentage of HSA cash held in our Enhanced Rates offering also positively impacts our custodial revenue, as we generally earn a higher yield on HSA cash held by our insurance company partners compared to HSA cash held by our Depository Partners. The yields paid by our insurance company partners are impacted by the prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the responses of our competitors to them, also determine the amount of interest retained by our members.
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
We are investing in technology solutions to meet the evolving needs of our members, Clients and Network Partners. We also increasingly use AI tools and technologies to improve customer service, facilitate member personalization, lower costs, and increase efficiencies. Our current innovation efforts include, among others, increasing member and Client self-service capabilities, developing APIs, driving electronic communication rather than paper, increasing straight-through processing, improving overall process times utilizing traditional robotic process automation, providing our members access to healthcare solutions through our marketplace, and AI tools including the Expedited Claims and HSAnswers tools, leveraging chip-enabled stacked cards, and mobile wallet.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	April 30, 2026	April 30, 2025	% Change	January 31, 2026
HSAs	10,635	9,886	8%	10,570
New HSAs from sales - Quarter-to-date	172	150	15%	553
New HSAs from sales - Year-to-date	172	150	15%	1,040
New HSAs from acquisitions - Year-to-date	—	—	*	—
HSAs with investments	909	770	18%	832
CDBs	7,150	7,174	0%	7,221
Total Accounts	17,785	17,060	4%	17,791
Average Total Accounts - Quarter-to-date	17,834	17,122	4%	17,462
Average Total Accounts - Year-to-date	17,834	17,122	4%	17,220
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.7 million, or 8%, from April 30, 2025 to April 30, 2026, driven by new HSAs from sales. The number of our CDBs decreased by 24 thousand, or less than 1%, from April 30, 2025 to April 30, 2026.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	April 30, 2026	April 30, 2025	% Change	January 31, 2026
HSA cash	$17,494	$17,066	3%	$17,982
HSA investments	19,613	14,205	38%	18,482
Total HSA Assets	37,107	31,271	19%	36,464
Average daily HSA cash - Quarter-to-date	17,706	17,281	2%	17,090
Average daily HSA cash - Year-to-date	17,706	17,281	2%	17,082
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
HSA cash increased by $0.4 billion, or 3%, from April 30, 2025 to April 30, 2026, due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $5.4 billion, or 38%, from April 30, 2025 to April 30, 2026, due to the increased market value of invested balances and transfers from HSA cash.
Total HSA Assets increased by $5.8 billion, or 19%, from April 30, 2025 to April 30, 2026, primarily due to the increased market value of invested balances and net HSA contributions from new and existing HSA members.

HSA cash maturity schedule
The following table summarizes the amount of HSA cash held by our insurance company partners and Depository Partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of April 30, 2026:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2027	$3.2	1.8%
2028	2.4	3.9%
2029	1.7	3.5%
2030	2.0	4.3%
Thereafter	7.2	4.0%
Total (1)	$16.5	3.6%
(1)Excludes $1.0 billion of HSA cash held in floating-rate contracts as of April 30, 2026.
Client-held funds

(in millions, except percentages)	April 30, 2026	April 30, 2025	% Change	January 31, 2026
Client-held funds	$1,013	$925	10%	$1,090
Average daily Client-held funds - Quarter-to-date	1,036	902	15%	879
Average daily Client-held funds - Year-to-date	1,036	902	15%	864
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

Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of April 30, 2026, we had not recorded a valuation allowance on federal deferred tax assets but recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three months ended April 30, 2026 and 2025
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Service revenue	$122,932	$119,784	$3,148	3%
Custodial revenue	174,334	156,455	17,879	11%
Interchange revenue	57,375	54,605	2,770	5%
Total revenue	$354,641	$330,844	$23,797	7%
Service revenue. The $3.1 million, or 3%, increase in service revenue from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to increases in marketplace revenue, the amount of HSA investments, and the number of Total Accounts, partially offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to increases in marketplace revenue, HSA investments, and Total Accounts, partially offset by lower average service fees per account.
Custodial revenue. The $17.9 million, or 11%, increase in custodial revenue from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to an increase in average annualized yield on HSA cash from 3.50% for the three months ended April 30, 2025 to 3.84% for the three months ended April 30, 2026 (due to increased participation in our Enhanced Rates offering, HSA cash placed with Depository Partners at higher yields, and a $2.4 million one-time benefit resulting from the early termination of a contract with a Depository Partner) and the $0.4 billion, or 2%, increase in average daily HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
On an annual basis, assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as our remaining existing agreements with our Depository Partners are renewed or replaced with agreements with higher rates, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. As our Basic Rates contracts continue to expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates. Refer to the HSA cash maturity schedule in the section entitled “Key operating metrics.”
Interchange revenue. The $2.8 million, or 5%, increase in interchange revenue from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards, partially offset by a lower average rate earned on payment card transactions.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by a lower average rate earned on payment card transactions.

Total revenue. Total revenue increased $23.8 million, or 7%, from the three months ended April 30, 2025 to the three months ended April 30, 2026 due to the increases in custodial, service, and interchange revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Service costs	$78,326	$88,005	$(9,679)	(11)%
Custodial costs	11,655	10,747	908	8%
Interchange costs	8,348	7,781	567	7%
Total cost of revenue	$98,329	$106,533	$(8,204)	(8)%
Service costs. The $9.7 million, or 11%, decrease in service costs from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to efficiencies resulting from our technology investments and decreases in costs incurred to reimburse members impacted by outside fraud activity, non-recurring consulting expenses, and self-insured medical claims expenses. These decreases were partially offset by increases in costs to support the increase in Total Accounts and member interactions.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect service costs to decrease as further operational efficiencies are expected to largely offset higher costs resulting from an increase in Total Accounts.
Custodial costs. The $0.9 million, or 8%, increase in custodial costs from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to the $0.4 billion, or 2%, increase in average daily HSA cash, as described above, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.23% during the three months ended April 30, 2025 to 0.25% during the three months ended April 30, 2026.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect custodial costs to increase due to an increase in average daily HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.
Interchange costs. The $0.6 million, or 7%, increase in interchange costs from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to an increase in Total Accounts, an increase in spend per account using our payment cards, and an increase in costs related to the prevention of outside fraud activity.
We expect interchange costs to continue to increase, primarily due to an increase in Total Accounts and an increase in costs related to the prevention of outside fraud activity.
Total cost of revenue. Cost of revenue as a percentage of total revenue decreased to 27.7% for the three months ended April 30, 2026 compared to 32.2% for the three months ended April 30, 2025, due to the 7% increase in total revenue and the 8% decrease in total cost of revenue. On an annual basis, relative to the fiscal year ended January 31, 2026, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue and a decrease in service costs, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue will continue to be affected by a number of different factors, including our ability to efficiently scale our service delivery, Network Partner implementation, and account management functions.

Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Sales and marketing	$26,833	$25,984	$849	3%
Technology and development	67,767	61,436	6,331	10%
General and administrative	31,131	25,536	5,595	22%
Amortization of acquired intangible assets	26,515	27,002	(487)	(2)%
Merger integration	1,113	1,275	(162)	(13)%
Total operating expenses	$153,359	$141,233	$12,126	9%
Sales and marketing. The $0.8 million, or 3%, increase in sales and marketing expenses from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to increases in advertising expenses, largely offset by a decrease in personnel-related expenses.
We expect our sales and marketing expenses to increase as we continue to focus on brand awareness and Client and member engagement programs, including campaigns to reach individuals who are newly eligible for HSAs under recent legislative expansion. On an annual basis, relative to the fiscal year ended January 31, 2026, we expect our sales and marketing expenses to remain relatively steady as a percentage of our total revenue. However, our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
Technology and development. The $6.3 million, or 10%, increase in technology and development expenses from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to an increase in software costs.
We expect our technology and development expenses to increase as we continue to invest in the development and security of our proprietary technology, including our ongoing modernization project described earlier. On an annual basis, relative to the fiscal year ended January 31, 2026, we expect our technology and development expenses to remain relatively steady as a percentage of our total revenue. However, our technology and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our technology and development expenses.
General and administrative. The $5.6 million, or 22%, increase in general and administrative expenses from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to an increase in stock-based compensation expense resulting from non-recurring award forfeitures during fiscal 2026 related to the retirement of our former chief executive officer, partially offset by a decrease in professional services expenses.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect our general and administrative expenses to increase, primarily due to the normalization of our stock-based compensation expense and additional demands on our legal, compliance, and finance functions as we continue to grow our business. We expect our general and administrative expenses to increase as a percentage of our total revenue. However, our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Amortization of acquired intangible assets. The $0.5 million, or 2%, decrease in amortization of acquired intangible assets from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. Merger integration expenses decreased by $0.2 million, or 13%, from the three months ended April 30, 2025 to the three months ended April 30, 2026. Merger integration expenses during the three months ended April 30, 2026 consisted primarily of expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect merger integration expense to remain relatively steady as we complete the remaining merger integration activities.

Interest expense
The $2.3 million, or 15%, decrease in interest expense from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to a lower average principal balance and a lower average interest rate on borrowings with variable interest rate terms.
The interest rate on our revolving credit facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $0.7 million decrease in other income, net, from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to a decrease in interest income on corporate cash.
Income tax provision
The $6.0 million increase in income tax provision from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily the result of an increase in pre-tax book income and a reduction in tax benefit from stock-based compensation expense.
Net income
The $15.5 million, or 29%, increase in net income from the three months ended April 30, 2025 to the three months ended April 30, 2026 was primarily due to an increase in gross profit, partially offset by increases in operating expenses and income tax provision, as more fully described above.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended April 30,
(in thousands)	2026	2025
Net income	$69,418	$53,915
Interest income	(1,887)	(2,733)
Interest expense	12,588	14,858
Income tax provision	22,995	17,038
Depreciation and amortization	11,699	11,739
Amortization of acquired intangible assets	26,515	27,002
Stock-based compensation expense	19,406	14,336
Merger integration expenses	1,113	1,275
Amortization of incremental costs to obtain a contract	2,116	1,926
Costs associated with unused office space	686	852
Other	(161)	—
Adjusted EBITDA	$164,488	$140,208
The following table sets forth our net income and Adjusted EBITDA as a percentage of revenue:

	Three months ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Net income	$69,418	$53,915	$15,503	29%
As a percentage of revenue	20%	16%
Adjusted EBITDA	$164,488	$140,208	$24,280	17%
As a percentage of revenue	46%	42%
Our Adjusted EBITDA increased by $24.3 million, or 17%, from the three months ended April 30, 2025 to the three months ended April 30, 2026, primarily due to an increase in total revenue and lower service costs due to efficiencies resulting from our technology investments, partially offset by increases in software costs.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended April 30,
(in thousands, except per share data)	2026	2025
Net income	$69,418	$53,915
Income tax provision	22,995	17,038
Income before income taxes - GAAP	92,413	70,953
Non-GAAP adjustments:
Amortization of acquired intangible assets	26,515	27,002
Stock-based compensation expense	19,406	14,336
Merger integration expenses	1,113	1,275
Costs associated with unused office space	686	852
Total adjustments to income before income taxes - GAAP	47,720	43,465
Income before income taxes - Non-GAAP	140,133	114,418
Income tax provision - Non-GAAP (1)	35,034	28,604
Non-GAAP net income	105,099	85,814

Diluted weighted-average shares	85,006	88,415
GAAP net income per diluted share	$0.82	$0.61
Non-GAAP net income per diluted share	$1.24	$0.97
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
Our non-GAAP net income increased by $19.3 million, or 22%, from the three months ended April 30, 2025 to the three months ended April 30, 2026, primarily due to an increase in total revenue and lower service costs due to efficiencies resulting from our technology investments, partially offset by increases in software costs.
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
As of April 30, 2026 and January 31, 2026, cash and cash equivalents were $265.4 million and $318.9 million, respectively.
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
Our credit agreement includes a senior secured revolving credit facility in an aggregate principal amount of up to $1.0 billion, which matures on August 23, 2029 and may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of April 30, 2026, the outstanding balance under the revolving credit facility was $346.9 million. We were in compliance with all covenants under the credit agreement as of April 30, 2026, and for the period then ended. We continue to be in compliance with all covenants under the credit agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the three months ended April 30, 2026, we used $123.3 million of cash for common stock repurchases. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
During the three months ended April 30, 2026, we prepaid $15.0 million under our credit agreement.
Capital expenditures for the three months ended April 30, 2026 and 2025 were $16.3 million and $16.1 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2027 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Three months ended April 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$97,526	$64,738
Net cash used in investing activities	(13,904)	(16,143)
Net cash used in financing activities	(137,180)	(56,649)
Decrease in cash and cash equivalents	(53,558)	(8,054)
Beginning cash and cash equivalents	318,927	295,948
Ending cash and cash equivalents	$265,369	$287,894
Cash flows from operating activities. Net cash provided by operating activities increased by $32.8 million from the three months ended April 30, 2025 to the three months ended April 30, 2026, primarily due to increased cash receipts with respect to our custodial, service, and interchange revenues and a decrease in cash payments for service costs.
Cash flows from investing activities. Net cash used in investing activities decreased by $2.2 million from the three months ended April 30, 2025 to the three months ended April 30, 2026, primarily due to net cash received from the settlement of derivatives.
Cash flows from financing activities. Net cash used in financing activities increased by $80.5 million from the three months ended April 30, 2025 to the three months ended April 30, 2026, primarily due to a $64.2 million increase in cash used for repurchases of common stock and a $15.0 million increase in principal payments on our long-term debt.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.
Off-balance sheet arrangements
As of April 30, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no significant or material changes in our critical accounting policies during the three months ended April 30, 2026, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the three months ended April 30, 2026 and 2025, no single customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, and derivatives. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of April 30, 2026 and January 31, 2026 were $265.4 million and $318.9 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of April 30, 2026 and January 31, 2026 was $122.0 million and $123.7 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. Our derivative contracts are executed with a reputable financial institution, and we do not believe our derivative contracts expose us to significant credit risk. We continue to monitor the credit risk associated with our financial instruments on an ongoing basis.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of April 30, 2026 and January 31, 2026, we held in custody HSA Assets of $37.1 billion and $36.5 billion, respectively. As a non-bank custodian, we contract with our insurance company partners and Depository Partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates.

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
A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the interest rate yield, or yield, available to us and thus the amount of custodial revenue we can realize. Conversely, a sustained increase in prevailing interest rates can increase our yield. An increase in our yield would increase our custodial revenue as a percentage of total revenue. In addition, if our yield increases, we expect the spread to also increase between the interest offered to us by our insurance company partners and Depository Partners and the interest retained by our members, thus increasing our profitability. However, we may be required to increase the interest retained by our members in a rising prevailing interest rate environment. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
We have entered into derivative contracts to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash; however, we continue to have exposure to such risks to the extent they are not hedged. See Note 10—Derivative financial instruments and hedging activities for further information.
Client-held funds are interest earning deposits from which we generate custodial revenue. As of April 30, 2026 and January 31, 2026, we held Client-held funds of $1.0 billion and $1.1 billion, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of April 30, 2026 and January 31, 2026, we had unrestricted cash and cash equivalents of $265.4 million and $318.9 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of April 30, 2026 and January 31, 2026, we had $346.9 million and $361.9 million, respectively, outstanding under our revolving credit facility. The stated interest rate on our revolving credit facility is variable and was 5.00% as of April 30, 2026. Our overall interest rate sensitivity under the revolving credit facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our revolving credit facility as of April 30, 2026 would result in approximately $3.5 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of April 30, 2026, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk factors
The risks described in “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and subsequent periodic reports could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended April 30, 2026 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1 - 28	480	$77.93	480	$140,303
March 1 - 31	549	$80.21	549	$96,304
April 1 - 30	493	$82.50	493	$55,595
Total	1,522		1,522
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
(2)Average price paid per share includes transaction fees but excludes excise tax associated with the repurchases.
Item 5. Other information
Rule 10b5-1 plan elections
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended April 30, 2026.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+	Forms of Award Agreements under the 2024 Equity Incentive Plan
10.2†+	Amendment No. 1 to Employment Agreement, dated May 5, 2026, between Stephen D. Neeleman, M.D. and the Company
10.3†+	Amendment No. 1 to Employment Agreement, dated May 5, 2026, between James M. Lucania and the Company
10.4†+	Amendment No. 1 to Employment Agreement, dated May 5, 2026, between Scott R. Cutler and the Company
10.5†+	Amendment No. 1 to Employment Agreement, dated May 5, 2026, between Michael H. Fiore and the Company
10.6†+	Amendment No. 1 to Employment Agreement dated May 5, 2026, between Delano W. Ladd and the Company
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: May 28, 2026	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer