Form 10-Q
period 2026-07-31
HEALTHEQUITY, INC.
filed 2026-08-27
CIK 1428336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026
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

As of August 20, 2026, there were 82,715,296 shares of the registrant's common stock outstanding.

HealthEquity, Inc. and subsidiaries
Form 10-Q quarterly report

Part I. Financial information
Item 1. Financial statements

HealthEquity, Inc. and subsidiaries
Condensed consolidated balance sheets

(in thousands, except par value)	July 31, 2026	January 31, 2026
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$256,003	$318,927
Accounts receivable, net of allowance for doubtful accounts of $1,067 and $924 as of July 31, 2026 and January 31, 2026, respectively	122,193	123,696
Prepaid expenses and other current assets	82,008	69,658
Total current assets	460,204	512,281
Property and equipment, net	4,823	3,177
Operating lease right-of-use assets	32,874	36,310
Intangible assets, net	1,047,797	1,097,172
Goodwill	1,648,145	1,648,145
Other assets	77,520	83,247
Total assets	$3,271,363	$3,380,332
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,592	$12,159
Accrued compensation	37,913	60,392
Accrued liabilities	97,300	74,388
Operating lease liabilities	9,970	9,911
Total current liabilities	153,775	156,850
Long-term liabilities
Long-term debt, net of issuance costs	931,062	957,379
Operating lease liabilities, non-current	29,984	34,190
Other long-term liabilities	73,999	31,007
Deferred tax liability	92,433	93,710
Total long-term liabilities	1,127,478	1,116,286
Total liabilities	1,281,253	1,273,136
Commitments and contingencies (see Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000 shares authorized, no shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	—	—
Common stock, $0.0001 par value, 900,000 shares authorized, 82,909 and 85,007 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	8	8
Additional paid-in capital	1,896,571	1,916,989
Accumulated earnings	162,583	195,906
Accumulated other comprehensive loss	(69,052)	(5,707)
Total stockholders’ equity	1,990,110	2,107,196
Total liabilities and stockholders’ equity	$3,271,363	$3,380,332
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of operations (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue
Service revenue	$124,444	$117,873	$247,376	$237,657
Custodial revenue	175,936	159,876	350,270	316,331
Interchange revenue	50,352	48,086	107,727	102,691
Total revenue	350,732	325,835	705,373	656,679
Cost of revenue
Service costs	73,170	75,156	151,496	163,161
Custodial costs	12,083	11,137	23,738	21,884
Interchange costs	7,525	6,947	15,873	14,728
Total cost of revenue	92,778	93,240	191,107	199,773
Gross profit	257,954	232,595	514,266	456,906
Operating expenses
Sales and marketing	23,215	19,922	50,048	45,906
Technology and development	73,923	64,804	141,690	126,240
General and administrative	34,869	29,990	66,000	55,526
Amortization of acquired intangible assets	26,286	27,001	52,801	54,003
Merger integration	971	1,266	2,084	2,541
Total operating expenses	159,264	142,983	312,623	284,216
Income from operations	98,690	89,612	201,643	172,690
Other expense
Interest expense	(12,605)	(14,955)	(25,193)	(29,813)
Other income, net	1,780	3,391	3,828	6,124
Total other expense	(10,825)	(11,564)	(21,365)	(23,689)
Income before income taxes	87,865	78,048	180,278	149,001
Income tax provision	22,221	18,194	45,216	35,232
Net income	$65,644	$59,854	$135,062	$113,769
Net income per share:
Basic	$0.79	$0.69	$1.61	$1.31
Diluted	$0.78	$0.68	$1.60	$1.29
Weighted-average number of shares used in computing net income per share:
Basic	83,374	86,550	83,885	86,601
Diluted	84,014	87,746	84,578	88,153
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Net income	$65,644	$59,854	$135,062	$113,769
Other comprehensive income (loss)
Cash flow hedges
Net unrealized gains (losses)	(37,322)	203	(63,219)	203
Reclassification of net (gains) losses included in net income	22	—	(126)	—
Net change, net of income tax benefit (expense) of $12,135, $(70), $20,598, and $(70), respectively	(37,300)	203	(63,345)	203
Total other comprehensive income (loss)	(37,300)	203	(63,345)	203
Comprehensive income	$28,344	$60,057	$71,717	$113,972
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of stockholders’ equity (unaudited)

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Total stockholders' equity, beginning balance	$2,047,395	$2,123,806	$2,107,196	$2,114,911

Common stock:
Beginning balance	8	9	8	9
Issuance of common stock	—	—	—	—
Ending balance	8	9	8	9

Additional paid-in capital:
Beginning balance	1,901,935	1,905,444	1,916,989	1,905,628
Issuance of common stock	297	9,481	716	10,436
Stock-based compensation	22,210	19,068	41,616	33,404
Repurchases of common stock	(27,871)	(14,681)	(62,750)	(30,156)
Ending balance	1,896,571	1,919,312	1,896,571	1,919,312

Accumulated earnings:
Beginning balance	177,204	218,353	195,906	209,274
Repurchases of common stock	(80,265)	(51,310)	(168,385)	(96,146)
Net income	65,644	59,854	135,062	113,769
Ending balance	162,583	226,897	162,583	226,897

Accumulated other comprehensive income (loss):
Beginning balance	(31,752)	—	(5,707)	—
Other comprehensive income (loss)	(37,300)	203	(63,345)	203
Ending balance	(69,052)	203	(69,052)	203

Total stockholders' equity, ending balance	$1,990,110	$2,146,421	$1,990,110	$2,146,421
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited)

	Six months ended July 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$135,062	$113,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,169	77,195
Stock-based compensation	41,616	33,404
Amortization of debt discount and issuance costs	558	533
Amortization of gains on derivatives	(168)	—
Deferred taxes	19,321	30,711
Changes in operating assets and liabilities:
Accounts receivable, net	1,503	6,842
Prepaid expenses and other current and non-current assets	(12,581)	(20,650)
Operating lease right-of-use assets	3,436	3,339
Accrued compensation	(21,095)	(35,032)
Accounts payable, accrued liabilities, and other current liabilities	(13,595)	(3,785)
Operating lease liabilities, non-current	(4,206)	(3,951)
Other long-term liabilities	3,665	(1,771)
Net cash provided by operating activities	233,685	200,604
Cash flows from investing activities:
Capitalized software development costs	(30,720)	(26,464)
Purchases of property and equipment	(1,340)	(859)
Settlement of derivatives, net	(7,759)	—
Net cash used in investing activities	(39,819)	(27,323)
Cash flows from financing activities:
Repurchases of common stock	(231,054)	(125,810)
Principal payments on long-term debt	(26,875)	(50,000)
Settlement of client-held funds obligation, net	480	596
Proceeds from exercise of common stock options	659	10,446
Net cash used in financing activities	(256,790)	(164,768)
Increase (decrease) in cash and cash equivalents	(62,924)	8,513
Beginning cash and cash equivalents	318,927	295,948
Ending cash and cash equivalents	$256,003	$304,461
See accompanying notes to condensed consolidated financial statements.

HealthEquity, Inc. and subsidiaries
Condensed consolidated statements of cash flows (unaudited) (continued)

	Six months ended July 31,
(in thousands)	2026	2025
Supplemental cash flow data:
Interest expense paid in cash	$23,350	$28,362
Income tax payments, net	35,586	6,507
Supplemental disclosures of non-cash investing and financing activities:
Capitalized software development costs included in accounts payable, accrued liabilities, or accrued compensation	3,434	3,380
Purchases of property and equipment included in accounts payable or accrued liabilities	1,294	155
Repurchases of common stock included in accrued liabilities	3,255	1,246
Exercise of common stock options receivable	57	—
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
Basis of presentation
The accompanying condensed consolidated financial statements as of July 31, 2026 and for the three and six months ended July 31, 2026 and 2025 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the interim data includes all adjustments necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
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
Note 2. Net income per share
The following table sets forth the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator (basic and diluted):
Net income	$65,644	$59,854	$135,062	$113,769
Denominator (basic):
Weighted-average common shares outstanding	83,374	86,550	83,885	86,601
Denominator (diluted):
Weighted-average common shares outstanding	83,374	86,550	83,885	86,601
Weighted-average dilutive effect of stock options and restricted stock units	640	1,196	693	1,552
Diluted weighted-average common shares outstanding	84,014	87,746	84,578	88,153
Net income per share:
Basic	$0.79	$0.69	$1.61	$1.31
Diluted	$0.78	$0.68	$1.60	$1.29
For each of the three months ended July 31, 2026 and 2025, 0.2 million shares attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
For the six months ended July 31, 2026 and 2025, 0.2 million and 0.1 million shares, respectively, attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.
Note 3. Supplemental financial statement information
Selected condensed consolidated balance sheet and condensed consolidated statement of operations components consisted of the following:
Property and equipment
Property and equipment consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Leasehold improvements	$15,276	$14,140
Furniture and fixtures	6,453	6,453
Computer equipment	20,933	19,902
Property and equipment, gross	42,662	40,495
Accumulated depreciation	(37,839)	(37,318)
Property and equipment, net	$4,823	$3,177
Depreciation expense was $0.5 million for each of the three months ended July 31, 2026 and 2025, and $1.0 million and $1.1 million for the six months ended July 31, 2026 and 2025, respectively.

Contract balances
The Company does not recognize revenue until its right to consideration is unconditional and therefore has no related contract assets. The Company records a receivable when revenue is recognized prior to payment and the Company has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. As of July 31, 2026 and January 31, 2026, the balance of deferred revenue was $3.1 million and $6.7 million, respectively. The balances are related to cash received in advance for up-front fees, interchange revenue arrangements, and other commuter deferred revenue. The Company expects to recognize approximately 82% of its balance of deferred revenue as revenue over the next 12 months and the remainder thereafter. Amounts expected to be recognized as revenue within a period of 12 months or less are classified as accrued liabilities in the Company's condensed consolidated balance sheets, with the remainder included within other long-term liabilities. Revenue recognized during the three and six months ended July 31, 2026 that was included in the balance of deferred revenue as of January 31, 2026 was $2.2 million and $5.3 million, respectively. The Company expects to satisfy its remaining obligations for these arrangements.
Leases
The components of net operating lease expense were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$2,159	$2,234	$4,368	$4,474
Sublease income	(968)	(1,338)	(2,344)	(2,572)
Net operating lease expense	$1,191	$896	$2,024	$1,902
Other income, net
Other income, net, consisted of the following:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Interest income	$1,760	$3,364	$3,647	$6,097
Other miscellaneous income, net	20	27	181	27
Total other income, net	$1,780	$3,391	$3,828	$6,124
Supplemental cash flow information
Supplemental cash flow information related to the Company's operating leases was as follows:

	Six months ended July 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,078	$5,075
Right-of-use assets obtained in exchange for lease obligations	$—	$(90)

Note 4. Intangible assets and goodwill
Intangible assets
The gross carrying amount and associated accumulated amortization of intangible assets were as follows:

	July 31, 2026
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$382,991	$(301,258)	$81,733
Acquired HSA portfolios	737,304	(197,913)	539,391
Acquired customer relationships	759,782	(334,359)	425,423
Acquired developed technology	132,825	(131,575)	1,250
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$2,025,802	$(978,005)	$1,047,797

	January 31, 2026
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Software and software development costs	$356,597	$(278,291)	$78,306
Acquired HSA portfolios	737,304	(173,687)	563,617
Acquired customer relationships	759,782	(308,512)	451,270
Acquired developed technology	132,825	(128,846)	3,979
Acquired trade names	12,900	(12,900)	—
Total amortizable intangible assets	$1,999,408	$(902,236)	$1,097,172
Amortization expense was $41.5 million and $38.0 million for the three months ended July 31, 2026 and 2025, respectively, and $79.2 million and $76.1 million for the six months ended July 31, 2026 and 2025, respectively.
Goodwill
There were no changes to the carrying value of goodwill during the six months ended July 31, 2026.
Note 5. Commitments and contingencies
Commitments
The Company’s principal commitments consist of long-term debt, operating lease obligations, and other purchase obligations and contractual commitments. During the six months ended July 31, 2026, the Company prepaid $26.9 million under its credit agreement. There were no other material changes during the six months ended July 31, 2026, outside of the ordinary course of business, in the Company's commitments from those disclosed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
Note 6. Indebtedness
Long-term debt consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
4.50% Senior Notes due 2029	$600,000	$600,000
Revolving Credit Facility	335,000	361,875
Principal amount	935,000	961,875
Less: unamortized discount and issuance costs (1)	3,938	4,496
Total debt, net	931,062	957,379
Less: current portion of long-term debt	—	—
Long-term debt, net	$931,062	$957,379
(1)In addition to the $3.9 million and $4.5 million of unamortized discount and issuance costs related to the Notes as of July 31, 2026 and January 31, 2026, respectively, $5.1 million and $5.9 million of unamortized issuance costs related to the Company's Revolving Credit Facility are included within other assets in the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026, respectively.
4.50% Senior Notes due 2029
On October 8, 2021, the Company completed its offering of $600 million aggregate principal amount of its 4.50% Senior Notes due 2029 (the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated October 8, 2021, among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
The Notes are guaranteed by each of the Company’s existing, wholly owned domestic subsidiaries that guarantees its obligations under the Credit Agreement (as defined below) and are required to be guaranteed by any of the Company’s future subsidiaries that guarantee its obligations under the Credit Agreement or certain of its other indebtedness. The Notes will mature on October 1, 2029. Interest on the Notes is payable on April 1 and October 1 of each year. Accrued interest on the Notes was $9.0 million at each of July 31, 2026 and January 31, 2026, which is included within accrued liabilities on the Company's condensed consolidated balance sheets. The effective interest rate on the Notes is 4.72%.
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
Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to, at the Company’s option, either (i) the secured overnight financing rate published by the CME Group Benchmark Administration Limited (“Term SOFR”) (subject to a 0.10% “credit spread adjustment”) plus a margin ranging from 1.25% to 2.50% or (ii) an alternate base rate plus a margin ranging from 0.25% to 1.50%, with the applicable margin determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. The Company is also required to pay certain fees to the Lenders, including, among others, a quarterly commitment fee on the average unused amount of the Revolving Credit Facility at a rate ranging from 0.25% to 0.50%, with the applicable rate also determined by reference to a leverage-based pricing grid set forth in the Credit Agreement. As of July 31, 2026, the interest rate on the Revolving Credit Facility was 5.08%.
The loans under the Revolving Credit Facility may be prepaid, and the commitments thereunder may be reduced by the Company without penalty or premium, subject to the reimbursement of customary “breakage costs.”
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, in each case, subject to customary exceptions, thresholds, qualifications and “baskets.” In addition, the Credit Agreement contains financial performance covenants, which require the Company to maintain (i) a maximum total net leverage ratio, measured as of the last day of each fiscal quarter, of no greater than 5.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 3.00 to 1.00. The Company was in compliance with all covenants under the Credit Agreement as of July 31, 2026 and for the period then ended.
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

	Three months ended July 31,		Six months ended July 31,
(in thousands, except percentages)	2026	2025	2026	2025
Income tax provision	$22,221	$18,194	$45,216	$35,232
Effective income tax rate	25.3%	23.3%	25.1%	23.6%
For the three and six months ended July 31, 2026, discrete tax items impacting the effective tax rate were primarily due to tax benefit from stock-based compensation expense. For the three and six months ended July 31, 2025, discrete tax items impacting the effective tax rate were primarily due to tax benefit from stock-based compensation expense and changes to net state deferred tax liabilities due to state apportionment changes.
As of July 31, 2026 and January 31, 2026, the Company’s total gross unrecognized tax benefit was $29.6 million and $27.4 million, respectively. If recognized, $26.1 million of the total gross unrecognized tax benefit would affect the Company's effective tax rate as of July 31, 2026.
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
Note 8. Stock-based compensation
The following table shows a summary of stock-based compensation in the Company's condensed consolidated statements of operations during the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$2,713	$3,114	$5,500	$6,501
Sales and marketing	3,229	1,529	7,753	6,399
Technology and development	6,178	5,732	10,131	11,652
General and administrative	10,090	8,693	18,232	8,852
Total stock-based compensation expense	$22,210	$19,068	$41,616	$33,404
Stock award plans
Incentive Plan. The Amended and Restated HealthEquity, Inc. 2024 Equity Incentive Plan (the "Incentive Plan") provides for the issuance of stock awards to team members, consultants, and directors of the Company. Subject to adjustment as provided in the Incentive Plan, as of July 31, 2026, the aggregate number of shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the Incentive Plan was 4.2 million.
Stock options
A summary of stock option activity is as follows:

	Outstanding stock options
(in thousands, except for exercise prices and term)	Number of options	Range of exercise prices	Weighted- average exercise price	Weighted- average contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 31, 2026	133	$24.36 - 73.61	$47.50	1.6	$5,081
Exercised	(23)	$24.36 - 47.21	$30.62
Outstanding as of July 31, 2026	110	$30.57 - 73.61	$51.10	1.3	$5,432
Vested and expected to vest as of July 31, 2026	110		$51.10	1.3	$5,432
Exercisable as of July 31, 2026	110		$51.10	1.3	$5,432

Restricted stock units
A summary of restricted stock unit ("RSU") and performance restricted stock unit ("PRSU") activity is as follows:

	RSUs and PRSUs
(in thousands, except weighted-average grant date fair value)	Shares	Weighted-average grant date fair value
Outstanding as of January 31, 2026	2,168	$84.15
Granted	1,373	87.84
Vested	(607)	77.14
Forfeited	(166)	89.54
Outstanding as of July 31, 2026	2,768	$87.19
Performance restricted stock units. During the six months ended July 31, 2026, the Company awarded 240,239 PRSUs subject to a market condition based on the Company’s total shareholder return relative to the Russell 3000 index as measured on January 31, 2029. The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $28.8 million. Compensation expense is recorded over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. The market condition allows for a range of vesting from 0% to 200% based on the level of performance achieved. The PRSUs cliff vest upon approval by the Talent, Compensation and Culture Committee of the board of directors.
In addition, during the six months ended July 31, 2026, the Company awarded 80,081 PRSUs subject to the achievement of certain financial criteria measured on January 31, 2029. The PRSUs cliff vest and are issued upon approval by the Talent, Compensation and Culture Committee. The Company records stock-based compensation related to PRSUs over the requisite service period when it is considered probable that the performance conditions will be met. The Company believes it is probable that the PRSUs will vest at least in part. The vesting of the PRSUs will ultimately range from 0% to 200% of the number of shares underlying the PRSU grant based on the level of achievement of the performance goals.
Each of the PRSUs granted during the six months ended July 31, 2026 contains a provision such that upon the award holder's eligible retirement, the PRSUs would remain outstanding and eligible to vest based on achievement of their respective market or performance conditions without regard to the award holder’s continued employment on the vesting date. Based on the application of ASC 718, Compensation - Stock Compensation, expense is recognized over the requisite service period, which ends on the earlier of (1) the date of approval by the Talent, Compensation and Culture Committee or (2) the date the award holder becomes eligible for retirement. As a result, the expense associated with PRSUs granted to retirement-eligible individuals was recorded on the grant date.
Note 9. Stockholders' equity
Stock repurchase program
In August 2024, the Company's board of directors authorized the repurchase of up to $300 million of its common stock. In June 2025 and May 2026, the board of directors increased the common stock repurchase authorization by $300 million and $1.0 billion, respectively.
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
The following table sets forth the common stock repurchased and subsequently retired during the three and six months ended July 31, 2026:

	Three months ended July 31, 2026		Six months ended July 31, 2026
(in thousands)	Shares	Amount	Shares	Amount
Common stock repurchases (1)	1,206	$108,136	2,728	$231,134
(1)Shares repurchased include unsettled repurchases as of July 31, 2026. Transaction fees and excise tax were recorded as part of the repurchase price.

All repurchases were made in open market transactions. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings. As of July 31, 2026, $948.4 million of common stock remained authorized for repurchase under the common stock repurchase program.
Accumulated other comprehensive loss
As of July 31, 2026 and January 31, 2026, accumulated other comprehensive income or loss ("AOCI") consisted of unrealized losses on cash flow hedges, net.
The following tables summarize the changes in AOCI during the three and six months ended July 31, 2026:

(in thousands)	Change in unrealized losses on cash flow hedges	Tax effect	Total
April 30, 2026	$(42,069)	$10,317	$(31,752)
Other comprehensive income (loss) before reclassifications	(49,463)	12,141	(37,322)
Amounts reclassified from AOCI	28	(6)	22
Net change in AOCI	(49,435)	12,135	(37,300)
July 31, 2026	$(91,504)	$22,452	$(69,052)

(in thousands)	Change in unrealized losses on cash flow hedges	Tax effect	Total
January 31, 2026	$(7,561)	$1,854	$(5,707)
Other comprehensive income (loss) before reclassifications	(83,775)	20,556	(63,219)
Amounts reclassified from AOCI	(168)	42	(126)
Net change in AOCI	(83,943)	20,598	(63,345)
July 31, 2026	$(91,504)	$22,452	$(69,052)
The following tables summarize the changes in AOCI during the three and six months ended July 31, 2025:

(in thousands)	Change in unrealized gains on cash flow hedges	Tax effect	Total
April 30, 2025	$—	$—	$—
Other comprehensive income (loss) before reclassifications	273	(70)	203
Amounts reclassified from AOCI	—	—	—
Net change in AOCI	273	(70)	203
July 31, 2025	$273	$(70)	$203

(in thousands)	Change in unrealized gains on cash flow hedges	Tax effect	Total
January 31, 2025	$—	$—	$—
Other comprehensive income (loss) before reclassifications	273	(70)	203
Amounts reclassified from AOCI	—	—	—
Net change in AOCI	273	(70)	203
July 31, 2025	$273	$(70)	$203
Note 10. Derivative financial instruments and hedging activities
Yields paid by the Company's insurance company partners and depository partners are impacted by the prevailing interest rate environment at the time HSA cash is placed with those partners. The Company uses Treasury bond forwards to hedge a portion of the benchmark interest rate risk of expected future placements of HSA cash. These derivatives involve the Company and its counterparty agreeing to fix the price of a specified Treasury bond on a future date, ranging from August 2026 to January 2029, resulting in cash settlement for the difference between the fixed price and the market price on that date. The parties may elect net settlement of multiple transactions under certain conditions; however, the Company presents its derivative assets and liabilities on a gross basis on its condensed consolidated balance sheets. The gain or loss on the derivative is recorded in AOCI and subsequently reclassified into custodial revenue in the same periods during which the hedged transaction affects custodial revenue earned from the Company's insurance company partners and depository partners. As of July 31, 2026, each of the Company's derivatives was designated as a cash flow hedge.
As of July 31, 2026, the weighted-average interest rate indicated by the Company's Treasury bond forwards was 3.93%.
Notional amount of derivative contracts
The notional amount of the Company's derivative instruments was as follows:

(in thousands, except number of instruments)	July 31, 2026		January 31, 2026
	Number of instruments	Notional	Number of instruments	Notional
Treasury bond forwards	23	$3,035,000	18	$2,350,000
Fair value of derivative contracts
The tables below present the fair value of the Company’s derivatives as well as their classification in the condensed consolidated balance sheet.

	July 31, 2026
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$—	$—	$(37,874)	$(47,324)

	January 31, 2026
	Derivative assets		Derivative liabilities
(in thousands)	Other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Treasury bond forwards	$—	$3,285	$(6,935)	$(7,997)
Effect of derivatives on the condensed consolidated financial statements
The pre-tax gains (losses) on the Company's cash flow hedges recognized in AOCI were as follows:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Treasury bond forwards	$(49,463)	$273	$(83,775)	$273
Total amounts presented in the condensed consolidated statements of operations

	Three months ended July 31,
	2026			2025
(in thousands)	Custodial revenue	Income tax provision	Total reclassifications	Custodial revenue	Income tax provision	Total reclassifications
Treasury bond forwards
Amount of losses reclassified from AOCI	$(28)	$6	$(22)	$—	$—	$—

	Six months ended July 31,
	2026			2025
(in thousands)	Custodial revenue	Income tax provision	Total reclassifications	Custodial revenue	Income tax provision	Total reclassifications
Treasury bond forwards
Amount of gains reclassified from AOCI	$168	$(42)	$126	$—	$—	$—
As of July 31, 2026, the estimated net amount of existing losses from treasury bond forwards that is expected to be reclassified into custodial revenue within the next 12 months is $6.1 million.
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
The Notes are valued based upon quoted market prices and are considered Level 2 instruments because the markets in which the Notes trade are not considered active markets. As of July 31, 2026, the fair value of the Notes was $583.0 million.
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

Overview
We are a leader and an innovator in providing technology-enabled services that empower consumers to make healthcare saving, spending, and investing decisions. We use our innovative technology to manage consumers' tax-advantaged health savings accounts ("HSAs") and other consumer-directed benefits ("CDBs") offered by employers, including flexible spending accounts and health reimbursement arrangements (“FSAs” and “HRAs”), and to administer Consolidated Omnibus Budget Reconciliation Act (“COBRA”), commuter and other benefits. As part of our services, we provide consumers with payment processing services, personalized benefit information, access to certain healthcare products, programs, and services, made available in our marketplace through partnerships with third‑party providers, and investment advice to grow their tax-advantaged healthcare savings. We are increasingly using AI in our business, both to improve customer service and engagement and to increase efficiencies.
The core of our offerings is the HSA, a financial account through which consumers save, spend, and invest their healthcare dollars on a tax-advantaged basis. As of July 31, 2026, we administered 10.7 million HSAs, with balances totaling $37.9 billion, which we call HSA Assets, as well as 7.0 million complementary CDBs. We refer to the aggregate number of HSAs and other CDBs that we administer as Total Accounts, of which we had 17.8 million as of July 31, 2026.
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
The agreements with our insurance company partners have an indefinite term, with approximately 10% of the assets held in such agreements repricing per year. The lengths of our agreements with Depository Partners typically range from three to five years and may have fixed or variable interest rate terms. As with our insurance company partners, the terms of new and renewing agreements with our Depository Partners are impacted by the then-prevailing interest rate environment, which in turn is driven by macroeconomic factors and government policies over which we have no control. Such factors, and the responses of our competitors to them, also determine the amount of interest retained by our members.
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
Total Accounts
The following table sets forth our HSAs, CDBs, and Total Accounts as of and for the periods indicated:

(in thousands, except percentages)	July 31, 2026	July 31, 2025	% Change	January 31, 2026
HSAs	10,739	9,989	8%	10,570
New HSAs from sales - Quarter-to-date	202	163	24%	553
New HSAs from sales - Year-to-date	374	312	20%	1,040
New HSAs from acquisitions - Year-to-date	—	—	*	—
HSAs with investments	939	782	20%	832
CDBs	7,016	7,153	(2)%	7,221
Total Accounts	17,755	17,142	4%	17,791
Average Total Accounts - Quarter-to-date	17,710	17,044	4%	17,462
Average Total Accounts - Year-to-date	17,772	17,083	4%	17,220
*Not meaningful
The number of our HSAs and CDBs are key metrics because our revenue is driven by the amount we earn from them. The number of our HSAs increased by 0.8 million, or 8%, from July 31, 2025 to July 31, 2026, driven by new HSAs from sales. The number of our CDBs decreased by 137 thousand, or 2%, from July 31, 2025 to July 31, 2026.
HSA Assets
The following table sets forth HSA Assets as of and for the periods indicated:

(in millions, except percentages)	July 31, 2026	July 31, 2025	% Change	January 31, 2026
HSA cash	$17,369	$17,035	2%	$17,982
HSA investments	20,552	16,102	28%	18,482
Total HSA Assets	37,921	33,137	14%	36,464
Average daily HSA cash - Quarter-to-date	17,388	17,017	2%	17,090
Average daily HSA cash - Year-to-date	17,547	17,149	2%	17,082
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
HSA cash increased by $0.3 billion, or 2%, from July 31, 2025 to July 31, 2026, due to net HSA contributions from new and existing HSA members, partially offset by transfers to HSA investments.
HSA investments increased by $4.5 billion, or 28%, from July 31, 2025 to July 31, 2026, due to the increased market value of invested balances and transfers from HSA cash.
Total HSA Assets increased by $4.8 billion, or 14%, from July 31, 2025 to July 31, 2026, primarily due to the increased market value of invested balances and net HSA contributions from new and existing HSA members.

HSA cash maturity schedule
The following table summarizes the amount of HSA cash held by our insurance company partners and Depository Partners that is expected to reprice by fiscal year and the respective average annualized yield currently earned on that HSA cash as of July 31, 2026:

Year ending January 31, (in billions, except percentages)	HSA cash expected to reprice	Average annualized yield
Remainder of 2027	$2.3	1.5%
2028	2.5	4.0%
2029	1.8	3.8%
2030	2.3	4.4%
Thereafter	7.8	4.4%
Total (1)	$16.7	3.9%
(1)Excludes $0.7 billion of HSA cash held in floating-rate contracts as of July 31, 2026.
Client-held funds

(in millions, except percentages)	July 31, 2026	July 31, 2025	% Change	January 31, 2026
Client-held funds	$931	$818	14%	$1,090
Average daily Client-held funds - Quarter-to-date	936	884	6%	879
Average daily Client-held funds - Year-to-date	986	893	10%	864
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

Income tax provision
We are subject to federal and state income taxes in the United States based on a January 31 fiscal year end. We use the asset and liability method to account for income taxes, under which current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of July 31, 2026, we had not recorded a valuation allowance on federal deferred tax assets but recorded a valuation allowance on certain state deferred tax assets. We maintain an overall net federal and state deferred tax liability on our condensed consolidated balance sheet.
Comparison of the three and six months ended July 31, 2026 and 2025
Revenue
The following table sets forth our revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service revenue	$124,444	$117,873	$6,571	6%	$247,376	$237,657	$9,719	4%
Custodial revenue	175,936	159,876	16,060	10%	350,270	316,331	33,939	11%
Interchange revenue	50,352	48,086	2,266	5%	107,727	102,691	5,036	5%
Total revenue	$350,732	$325,835	$24,897	8%	$705,373	$656,679	$48,694	7%
Service revenue. The $6.6 million, or 6%, increase in service revenue from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to increases in marketplace revenue, Total Accounts, and HSA investments, partially offset by lower average service fees per account.
The $9.7 million, or 4%, increase in service revenue from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to increases in marketplace revenue, Total Accounts, and HSA investments, partially offset by lower average service fees per account.
We expect service revenue to continue to increase, primarily due to increases in marketplace revenue, Total Accounts, and HSA investments, partially offset by lower average service fees per account.
Custodial revenue. The $16.1 million, or 10%, increase in custodial revenue from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to an increase in average annualized yield on HSA cash from 3.51% for the three months ended July 31, 2025 to 3.83% for the three months ended July 31, 2026 (due to increased participation in our Enhanced Rates offering and HSA cash placed with Depository Partners at higher yields) and the $0.4 billion, or 2%, increase in average daily HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
The $33.9 million, or 11%, increase in custodial revenue from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to an increase in average annualized yield on HSA cash from 3.51% for the six months ended July 31, 2025 to 3.83% for the six months ended July 31, 2026 (due to increased participation in our Enhanced Rates offering, HSA cash placed with Depository Partners at higher yields, and a $2.4 million one-time benefit resulting from the early termination of a contract with a Depository Partner) and the $0.4 billion, or 2%, increase in average daily HSA cash, as described above, partially offset by a decrease in interest rates on the portion of our Client-held funds held by our Depository Partners in interest-bearing demand deposit accounts that have a floating interest rate.
On an annual basis, relative to the fiscal year ended January 31, 2026, assuming the current interest rate environment continues, we expect our average annualized yield on HSA cash to further increase as existing agreements with our Depository Partners are renewed or replaced with agreements with higher rates, resulting in higher custodial revenue. In addition, we expect an increase in the percentage of HSA cash held in our Enhanced Rates offering to continue to positively impact our average annualized yield and thus our custodial revenue. As our Basic Rates contracts continue to expire, the HSA cash held in those Basic Rates contracts will transition to Enhanced Rates contracts, subject to our members retaining the right to keep their HSA cash in Basic Rates. Refer to the HSA cash maturity schedule in the section entitled “Key operating metrics.”
Interchange revenue. The $2.3 million, or 5%, increase in interchange revenue from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards, partially offset by a lower average rate earned on payment card transactions.
The $5.0 million, or 5%, increase in interchange revenue from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to an increase in Total Accounts and an increase in spend per account using our payment cards, partially offset by a lower average rate earned on payment card transactions.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect interchange revenue to continue to increase, primarily due to an increase in Total Accounts, partially offset by a lower average rate earned on payment card transactions.
Total revenue. Total revenue increased $24.9 million, or 8%, from the three months ended July 31, 2025 to the three months ended July 31, 2026 due to the increases in custodial, service, and interchange revenues, described above.
Total revenue increased $48.7 million, or 7%, from the six months ended July 31, 2025 to the six months ended July 31, 2026 due to the increases in custodial, service, and interchange revenues, described above.
Cost of revenue
The following table sets forth our cost of revenue for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service costs	$73,170	$75,156	$(1,986)	(3)%	$151,496	$163,161	$(11,665)	(7)%
Custodial costs	12,083	11,137	946	8%	23,738	21,884	1,854	8%
Interchange costs	7,525	6,947	578	8%	15,873	14,728	1,145	8%
Total cost of revenue	$92,778	$93,240	$(462)	0%	$191,107	$199,773	$(8,666)	(4)%
Service costs. The $2.0 million, or 3%, decrease in service costs from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to efficiencies resulting from our technology investments and a decrease in self-insured medical claims expenses. These decreases were partially offset by increases in costs to support the increase in Total Accounts.
The $11.7 million, or 7%, decrease in service costs from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to efficiencies resulting from our technology investments and decreases in costs incurred to reimburse members impacted by outside fraud activity, self-insured medical claims expenses, and non-recurring consulting expenses. These decreases were partially offset by increases in costs to support the increase in Total Accounts.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect service costs to decrease as further operational efficiencies are expected to largely offset higher costs resulting from an increase in Total Accounts.
Custodial costs. The $0.9 million, or 8%, increase in custodial costs from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to the $0.4 billion, or 2%, increase in average daily HSA cash, as described above, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.24% during the three months ended July 31, 2025 to 0.26% during the three months ended July 31, 2026.
The $1.9 million, or 8%, increase in custodial costs from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to the $0.4 billion, or 2%, increase in average daily HSA cash, as described above, and an increase in the average annualized rate of interest retained by HSA members on HSA cash from 0.24% during the six months ended July 31, 2025 to 0.25% during the six months ended July 31, 2026.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect custodial costs to increase due to an increase in average daily HSA cash and an increase in the average annualized rate of interest retained by HSA members on HSA cash.

Interchange costs. The $0.6 million, or 8%, increase in interchange costs from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to an increase in Total Accounts, an increase in spend per account using our payment cards, and an increase in costs related to the prevention of outside fraud activity.
The $1.1 million, or 8%, increase in interchange costs from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to an increase in Total Accounts, an increase in spend per account using our payment cards, and an increase in costs related to the prevention of outside fraud activity.
We expect interchange costs to continue to increase, primarily due to an increase in Total Accounts and an increase in costs related to the prevention of outside fraud activity.
Total cost of revenue. Cost of revenue as a percentage of total revenue decreased to 27.1% for the six months ended July 31, 2026 compared to 30.4% for the six months ended July 31, 2025, due to the 7% increase in total revenue and the 4% decrease in total cost of revenue. On an annual basis, relative to the fiscal year ended January 31, 2026, we expect our cost of revenue to decrease as a percentage of our total revenue, primarily due to an increase in custodial revenue and a decrease in service costs, partially offset by costs resulting from an increase in Total Accounts. Cost of revenue will continue to be affected by a number of different factors, including our ability to efficiently scale our service delivery, Network Partner implementation, and account management functions.
Operating expenses
The following table sets forth our operating expenses for the periods indicated:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$23,215	$19,922	$3,293	17%	$50,048	$45,906	$4,142	9%
Technology and development	73,923	64,804	9,119	14%	141,690	126,240	15,450	12%
General and administrative	34,869	29,990	4,879	16%	66,000	55,526	10,474	19%
Amortization of acquired intangible assets	26,286	27,001	(715)	(3)%	52,801	54,003	(1,202)	(2)%
Merger integration	971	1,266	(295)	(23)%	2,084	2,541	(457)	(18)%
Total operating expenses	$159,264	$142,983	$16,281	11%	$312,623	$284,216	$28,407	10%
Sales and marketing. The $3.3 million, or 17%, increase in sales and marketing expenses from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to increases in advertising expenses.
The $4.1 million, or 9%, increase in sales and marketing expenses from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to increases in advertising expenses.
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
Technology and development. The $9.1 million, or 14%, increase in technology and development expenses from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to an increase in software and cloud infrastructure costs.
The $15.5 million, or 12%, increase in technology and development expenses from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to an increase in software and cloud infrastructure costs.
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

General and administrative. The $4.9 million, or 16%, increase in general and administrative expenses from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to an increase in personnel-related expenses.
The $10.5 million, or 19%, increase in general and administrative expenses from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to an increase in stock-based compensation expense resulting from non-recurring award forfeitures during fiscal 2026 related to the retirement of our former chief executive officer.
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
Amortization of acquired intangible assets. The $0.7 million, or 3%, decrease in amortization of acquired intangible assets from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
The $1.2 million, or 2%, decrease in amortization of acquired intangible assets from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect amortization of acquired intangible assets to decrease, primarily due to a smaller carrying amount of intangible assets that have not been fully amortized.
Merger integration. Merger integration expenses decreased by $0.3 million, or 23%, from the three months ended July 31, 2025 to the three months ended July 31, 2026. Merger integration expenses during the three months ended July 31, 2026 consisted primarily of expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
Merger integration expenses decreased by $0.5 million, or 18%, from the six months ended July 31, 2025 to the six months ended July 31, 2026. Merger integration expenses during the six months ended July 31, 2026 consisted primarily of expenses incurred in conjunction with the migration of accounts and technology-related expenses directly related to the Further acquisition.
On an annual basis, relative to the fiscal year ended January 31, 2026, we expect merger integration expense to remain relatively steady as we complete the remaining merger integration activities.
Interest expense
The $2.4 million, or 16%, decrease in interest expense from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to a lower average principal balance and a lower average interest rate on borrowings with variable interest rate terms.
The $4.6 million, or 15%, decrease in interest expense from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to a lower average principal balance and a lower average interest rate on borrowings with variable interest rate terms.
The interest rate on our revolving credit facility is variable and, accordingly, we may incur additional expense if interest rates increase in future periods.
Other income, net
The $1.6 million decrease in other income, net, from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to a decrease in interest income on corporate cash.
The $2.3 million decrease in other income, net, from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to a decrease in interest income on corporate cash.
Income tax provision
The $4.0 million increase in income tax provision from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily the result of an increase in pre-tax book income and a reduction in tax benefit from stock-based compensation expense.

The $10.0 million increase in income tax provision from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily the result of an increase in pre-tax book income and a reduction in tax benefit from stock-based compensation expense.
Net income
The $5.8 million, or 10%, increase in net income from the three months ended July 31, 2025 to the three months ended July 31, 2026 was primarily due to an increase in gross profit, partially offset by increases in operating expenses and income tax provision, as more fully described above.
The $21.3 million, or 19%, increase in net income from the six months ended July 31, 2025 to the six months ended July 31, 2026 was primarily due to an increase in gross profit, partially offset by increases in operating expenses and income tax provision, as more fully described above.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2026	2025	2026	2025
Net income	$65,644	$59,854	$135,062	$113,769
Interest income	(1,760)	(3,364)	(3,647)	(6,097)
Interest expense	12,605	14,955	25,193	29,813
Income tax provision	22,221	18,194	45,216	35,232
Depreciation and amortization	15,669	11,453	27,368	23,192
Amortization of acquired intangible assets	26,286	27,001	52,801	54,003
Stock-based compensation expense	22,210	19,068	41,616	33,404
Merger integration expenses	971	1,266	2,084	2,541
Amortization of incremental costs to obtain a contract	2,139	1,951	4,255	3,877
Costs associated with unused office space	1,016	723	1,702	1,575
Other	(20)	(27)	(181)	(27)
Adjusted EBITDA	$166,981	$151,074	$331,469	$291,282
The following table sets forth our net income and Adjusted EBITDA as a percentage of revenue:

	Three months ended July 31,				Six months ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$65,644	$59,854	$5,790	10%	$135,062	$113,769	$21,293	19%
As a percentage of revenue	19%	18%			19%	17%
Adjusted EBITDA	$166,981	$151,074	$15,907	11%	$331,469	$291,282	$40,187	14%
As a percentage of revenue	48%	46%			47%	44%
Our Adjusted EBITDA increased by $15.9 million, or 11%, from the three months ended July 31, 2025 to the three months ended July 31, 2026, primarily due to an increase in total revenue and lower service costs due to efficiencies resulting from our technology investments, partially offset by increases in software and cloud infrastructure costs.
Our Adjusted EBITDA increased by $40.2 million, or 14%, from the six months ended July 31, 2025 to the six months ended July 31, 2026, primarily due to an increase in total revenue and lower service costs due to efficiencies resulting from our technology investments, partially offset by increases in software and cloud infrastructure costs.
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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to non-GAAP net income for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$65,644	$59,854	$135,062	$113,769
Income tax provision	22,221	18,194	45,216	35,232
Income before income taxes - GAAP	87,865	78,048	180,278	149,001
Non-GAAP adjustments:
Amortization of acquired intangible assets	26,286	27,001	52,801	54,003
Stock-based compensation expense	22,210	19,068	41,616	33,404
Merger integration expenses	971	1,266	2,084	2,541
Costs associated with unused office space	1,016	723	1,702	1,575
Total adjustments to income before income taxes - GAAP	50,483	48,058	98,203	91,523
Income before income taxes - Non-GAAP	138,348	126,106	278,481	240,524
Income tax provision - Non-GAAP (1)	34,586	31,526	69,620	60,130
Non-GAAP net income	103,762	94,580	208,861	180,394

Diluted weighted-average shares	84,014	87,746	84,578	88,153
GAAP net income per diluted share	$0.78	$0.68	$1.60	$1.29
Non-GAAP net income per diluted share	$1.24	$1.08	$2.47	$2.05
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
Our non-GAAP net income increased by $9.2 million, or 10%, from the three months ended July 31, 2025 to the three months ended July 31, 2026, primarily due to an increase in total revenue and lower service costs due to efficiencies resulting from our technology investments, partially offset by increases in software and cloud infrastructure costs.
Our non-GAAP net income increased by $28.5 million, or 16%, from the six months ended July 31, 2025 to the six months ended July 31, 2026, primarily due to an increase in total revenue and lower service costs due to efficiencies resulting from our technology investments, partially offset by increases in software and cloud infrastructure costs.
Liquidity and capital resources
Cash and cash equivalents overview
Our principal sources of liquidity are our current cash and cash equivalents balances, collections from our custodial, service, and interchange revenue activities, and availability under our revolving credit facility. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, interest payments on our long-term debt, settlement of derivative financial instruments, and capital expenditures.
As of July 31, 2026 and January 31, 2026, cash and cash equivalents were $256.0 million and $318.9 million, respectively.
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
Our credit agreement includes a senior secured revolving credit facility in an aggregate principal amount of up to $1.0 billion, which matures on August 23, 2029 and may be used in the future for working capital and general corporate purposes, including the financing of acquisitions and other investments. For a description of the terms of the credit agreement, refer to Note 6—Indebtedness. As of July 31, 2026, the outstanding balance under the revolving credit facility was $335.0 million. We were in compliance with all covenants under the credit agreement as of July 31, 2026, and for the period then ended. We continue to be in compliance with all covenants under the credit agreement through the filing date of this Quarterly Report on Form 10-Q.
Use of cash
During the six months ended July 31, 2026, we used $231.1 million of cash for common stock repurchases. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
During the six months ended July 31, 2026, we prepaid $26.9 million under our credit agreement.
Capital expenditures for the six months ended July 31, 2026 and 2025 were $32.1 million and $27.3 million, respectively. We expect to continue our current level of capital expenditures for the remainder of the fiscal year ending January 31, 2027 as we continue to invest in improving the architecture and functionality of our proprietary systems. Capital expenditures to improve the architecture of our proprietary systems include computer hardware, personnel and related costs for software engineering, and outsourced software engineering services.
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
The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	Six months ended July 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$233,685	$200,604
Net cash used in investing activities	(39,819)	(27,323)
Net cash used in financing activities	(256,790)	(164,768)
Increase (decrease) in cash and cash equivalents	(62,924)	8,513
Beginning cash and cash equivalents	318,927	295,948
Ending cash and cash equivalents	$256,003	$304,461
Cash flows from operating activities. Net cash provided by operating activities increased by $33.1 million from the six months ended July 31, 2025 to the six months ended July 31, 2026, primarily due to increased cash receipts with respect to our custodial, service, and interchange revenues, partially offset by an increase in income tax payments.
Cash flows from investing activities. Net cash used in investing activities increased by $12.5 million from the six months ended July 31, 2025 to the six months ended July 31, 2026, due to a $7.8 million increase in cash paid to settle derivative financial instruments and a $4.7 million increase in capital expenditures.
Cash flows from financing activities. Net cash used in financing activities increased by $92.0 million from the six months ended July 31, 2025 to the six months ended July 31, 2026, primarily due to a $105.2 million increase in cash used for repurchases of common stock and a $9.8 million decrease in proceeds from the exercise of common stock options, partially offset by a $23.1 million decrease in principal payments on our long-term debt.
Contractual obligations
See Note 5—Commitments and contingencies for information about our contractual obligations.

Off-balance sheet arrangements
As of July 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no significant or material changes in our critical accounting policies during the six months ended July 31, 2026, as compared to those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and significant management estimates” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Recent accounting pronouncements
See Note 1—Summary of business and significant accounting policies within the interim financial statements included in this Form 10-Q for further discussion.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk
Concentration of market risk. We derive a substantial portion of our revenue from providing services to tax-advantaged healthcare account holders. A significant downturn in this market or changes in state and/or federal laws impacting the preferential tax treatment of healthcare accounts such as HSAs could have a material adverse effect on our results of operations. During the six months ended July 31, 2026 and 2025, no single customer accounted for greater than 10% of our total revenue. We monitor market and regulatory changes regularly and make adjustments to our business if necessary.
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
Concentration of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, and derivatives. We maintain our cash and cash equivalents in bank and other depository accounts, which frequently exceed federally insured limits. Our cash and cash equivalents as of July 31, 2026 and January 31, 2026 were $256.0 million and $318.9 million, respectively, the vast majority of which was not covered by federal depository insurance. We have not experienced any material losses in such accounts. Our accounts receivable balance as of July 31, 2026 and January 31, 2026 was $122.2 million and $123.7 million, respectively. We have not experienced any significant write-offs to our accounts receivable and believe that we are not exposed to significant credit risk with respect to our accounts receivable. Our derivative contracts are executed with a reputable financial institution, and we do not believe our derivative contracts expose us to significant credit risk. We continue to monitor the credit risk associated with our financial instruments on an ongoing basis.
Interest rate risk
HSA Assets and Client-held funds. HSA Assets consist of custodial HSA funds we hold in custody on behalf of our members. As of July 31, 2026 and January 31, 2026, we held in custody HSA Assets of $37.9 billion and $36.5 billion, respectively. As a non-bank custodian, we contract with our insurance company partners and Depository

Partners to hold HSA cash on behalf of our members, and we earn a significant portion of our total revenue from interest paid to us by these partners. HSA cash held by our insurance company partners is held in group annuity contracts or similar arrangements. The lengths of our agreements with Depository Partners typically range from three to five years and have either fixed or variable interest rates.
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
Client-held funds are interest earning deposits from which we generate custodial revenue. As of July 31, 2026 and January 31, 2026, we held Client-held funds of $0.9 billion and $1.1 billion, respectively. These deposits are amounts remitted by Clients and held by us on their behalf to pre-fund and facilitate administration of our other CDBs. These deposits are held with Depository Partners. We deposit the Client-held funds with our Depository Partners in interest-bearing, demand deposit accounts that have a floating interest rate and no set term or duration. A sustained decline in prevailing interest rates may negatively affect our business by reducing the size of the yield available to us and thus the amount of the custodial revenue we can realize from Client-held funds. Conversely, a sustained increase in prevailing interest rates may increase our yield. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be unrestricted cash equivalents. Our unrestricted cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market account that is unrestricted as to withdrawal or use. As of July 31, 2026 and January 31, 2026, we had unrestricted cash and cash equivalents of $256.0 million and $318.9 million, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
Long-term debt. As of July 31, 2026 and January 31, 2026, we had $335.0 million and $361.9 million, respectively, outstanding under our revolving credit facility. The stated interest rate on our revolving credit facility is variable and was 5.08% as of July 31, 2026. Our overall interest rate sensitivity under the revolving credit facility is primarily influenced by any amounts borrowed and prevailing interest rates. For example, a one percent increase in the interest rate on the amount outstanding under our revolving credit facility as of July 31, 2026 would result in approximately $3.4 million of additional interest expense over the next 12 months. The interest rate on our $600 million of unsecured Senior Notes due 2029 is fixed at 4.50%.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our CEO and our CFO concluded that as of July 31, 2026, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities
The following table presents information with respect to HealthEquity's repurchases of common stock during the three months ended July 31, 2026 (in thousands, except average price paid per share).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1 - 31	435	$84.06	435	$1,019,071
June 1 - 30	405	$87.02	405	$983,799
July 1 - 31	366	$96.71	366	$948,380
Total	1,206		1,206
(1)Repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including through Rule 10b5-1 plans. See Note 9—Stockholders' equity for additional information related to our stock repurchase program.
(2)Average price paid per share includes transaction fees but excludes excise tax associated with the repurchases.
Item 5. Other information
Rule 10b5-1 plan elections
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2026.

Item 6. Exhibits

Incorporate by reference
Exhibit no.	Description	Form	File No.	Exhibit	Filing Date
10.1+†	Forms of Award Agreements under the Amended and Restated HealthEquity, Inc. 2024 Equity Incentive Plan
31.1+	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy schema linkbase document
101.CAL	Inline XBRL Taxonomy calculation linkbase document
101.DEF	Inline XBRL Taxonomy definition linkbase document
101.LAB	Inline XBRL Taxonomy labels linkbase document
101.PRE	Inline XBRL Taxonomy presentation linkbase document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL.

+	Filed herewith.
*	Furnished herewith.
#	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the registrant makes under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEQUITY, INC.
Date: August 27, 2026	By:	/s/ James Lucania
	Name:	James Lucania
	Title:	Executive Vice President and Chief Financial Officer